Form 10-Q
period 2018-03-31
Quanterix Corp
filed 2018-05-15
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission File Number: 001-38319

QUANTERIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8957988 (IRS Employer Identification No.)

113 Hartwell Ave Lexington, MA (Address of principal executive offices)	02421 (Zip Code)

Registrant’s telephone number, including area code: (617) 301-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of May 1, 2018, the registrant had 21,960,140 shares of common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about our financial performance, and are subject to a number of risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 or other filings that we make with the Securities and Exchange Commission, or SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. You should read this Quarterly Report on Form 10-Q, and the documents that we reference herein and have filed with the SEC, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation. “Quanterix,” “Simoa,” “Simoa HD-1,” “SR-X,” “HD-1 Analyzer” and our logo are our trademarks. All other service marks, trademarks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$65,231	$79,682
Accounts receivable (including $186 and $123 from related parties as of March 31, 2018 and December 31, 2017, respectively)	4,661	5,599
Inventory	5,332	3,571
Prepaid expenses and other current assets	1,393	400
Total current assets	76,617	89,252
Property and equipment, net	2,234	1,874
Intangible assets, net	2,841	—
Goodwill	1,308	—
Other non-current assets	683	653
Total assets	$83,683	$91,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,963	$3,552
Accrued compensation and benefits	1,942	2,624
Other accrued expenses (including $125 and $170 to related parties as of March 31, 2018 and December 31, 2017, respectively)	3,580	3,560
Deferred revenue (including $1,175 and $1,182 with related parties as of March 31, 2018 and December 31, 2017, respectively)	5,842	4,942
Current portion of long term debt	8,463	5,036
Total current liabilities	22,790	19,714
Deferred revenue, net of current portion (including $807 and $1,074 with related parties as of March 31, 2018 and December 31, 2017, respectively)	1,434	1,709
Long term debt, net of current portion	—	4,346
Other non-current liabilities	128	144
Total liabilities	24,352	25,913
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock`, $0.001 par value:
Authorized—5,000,000 shares as of March 31, 2018 and December 31, 2017; no shares issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of March 31, 2018 and December 31, 2017; issued and outstanding—21,823,282 and 21,707,041 shares as of March 31, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	210,863	210,196
Accumulated deficit	(151,554)	(144,352)
Total stockholders’ equity	59,331	65,866
Total liabilities and stockholders’ equity	$83,683	$91,779

See accompanying notes.

Quanterix Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
Product revenue (including related party activity of $93 and $83 for the three months ended March 31 2018 and 2017, respectively)	$4,745	$3,425
Service and other revenue (including related party activity of $39 and $41 for the three months ended March 31 2018 and 2017, respectively)	2,507	1,644
Collaboration and license revenue (including related party activity of $269 and $269 for the three months ended March 31 2018 and 2017, respectively)	269	269
Total revenue	7,521	5,338
Operating expenses:
Cost of product revenue (including related party activity of $76 and $56 for the three months ended March 31 2018 and 2017, respectively)	2,773	1,834
Cost of services and other revenue	1,576	1,144
Research and development	3,644	4,250
Selling, general and administrative	6,691	4,166
Total operating expenses	14,684	11,394
Loss from operations	(7,163)	(6,056)
Interest expense, net	(24)	(255)
Other expense, net	(15)	(80)
Net loss	$(7,202)	$(6,391)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(7,202)	$(6,391)
Accretion of preferred stock to redemption value	—	(1,090)
Accrued dividends on preferred stock		(16)
Net loss attributable to common stockholders	$(7,202)	$(7,497)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(3.18)
Weighted-average common shares outstanding, basic and diluted	21,788,605	2,357,503

See accompanying notes.

Quanterix Corporation

Three months ended March 31, 2018

Condensed Consolidated Statement of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

	Common stock shares	Common stock value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2017	21,707,041	$22	$210,196	$(144,352)	$65,866
Exercise of common stock warrants	16,718	—	—	—	—
Exercise of common stock options and vesting of restricted stock	99,523	—	84	—	84
Common stock issuance offering costs	—	—	(53)	—	(53)
Stock-based compensation expense	—	—	636	—	636
Net loss	—	—	—	(7,202)	(7,202)
Balance at March 31, 2018	21,823,282	$22	$210,863	$(151,554)	$59,331

See accompanying notes.

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Operating activities
Net loss	$(7,202)	$(6,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	272	104
Stock-based compensation expense	636	258
Non-cash interest expense	53	75
Change in fair value of preferred stock warrants		68
Changes in operating assets and liabilities:
Accounts receivable	1,148	264
Prepaid expenses and other assets	(923)	(253)
Inventory	(933)	(165)
Accounts payable	(677)	(414)
Accrued compensation and benefits, other accrued expenses and other liabilities	(1,904)	411
Deferred revenue	(531)	2,051
Net cash used in operating activities	(10,061)	(3,992)
Investing activities
Purchases of property and equipment	(448)	(167)
Acquisitions, net of cash acquired	(3,001)	—
Net cash used in investing activities	(3,449)	(167)
Financing activities
Proceeds from sale of common stock, net of issuance costs	(53)	—
Proceeds from exercise of stock warrants	—	1
Proceeds from stock options exercised	84	30
Proceeds from the issuance of notes payable and warrants, net of issuance costs	—	(59)
Payments on notes payable	(972)	(921)
Net cash provided by financing activities	(941)	(949)
Net decrease in cash and cash equivalents	(14,451)	(5,108)
Cash and cash equivalents at beginning of period	79,682	29,671
Cash and cash equivalents at end of period	$65,231	$24,563
Supplemental cash flow information
Accretion of redeemable convertible preferred stock to redemption value	$—	$1,090
Cash paid for interest	$181	$190
Warrants issued to lenders	$—	$119
Purchases of property and equipment included in accounts payable	$—	$79

See accompanying notes.

Quanterix Corporation

Notes to Condensed consolidated financial statements

(Unaudited)

1. Organization and operations

Quanterix Corporation (the Company) is a life sciences company that has developed a next generation, ultra-sensitive digital immunoassay platform that advances precision health for life sciences research and diagnostics. The Company’s platform enables customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. It also allows researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations and have been discovered using technologies such as mass spectrometry. These capabilities provide the Company’s customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. The Company is currently focusing its platform on protein detection and is also developing its Simoa technology to detect nucleic acids in biological samples.

The Company currently markets the Simoa HD-1 Analyzer, a fully automated immunoassay platform with multiplexing and custom assay capability, and related assay test kits and consumable materials. The Company launched a second immunoassay platform (Quanterix SR-X) in the fourth quarter of 2017 with a more compact footprint than the Simoa HD-1 Analyzer and less automation designed for lower volume requirements while still allowing multiplexing and custom assay capability. The Company also performs research services on behalf of customers to apply the Simoa technology to specific customer needs. The Company’s primary customers are in the research use only market which includes academic and governmental research institutions, the research and development laboratories of pharmaceutical manufacturers, contract research organizations, and specialty research laboratories.

The Company acquired Aushon Biosystems, Inc. (Aushon) and will market and sell Aushon developed instruments and biomarker assays. In addition, the Company plans to utilize the Aushon CLIA-certified laboratory to enhance the research service offering to customers.

Initial Public Offering

In December 2017, the Company completed its initial public offering (IPO) in which the Company sold 4,916,480 shares of its common stock at the initial public offering price of $15.00 per share. The Company’s common stock began trading on The Nasdaq Global Market on December 7, 2017. The aggregate net proceeds received from the IPO, net of underwriting discounts and commissions and offering expenses, was $65.6 million. Immediately prior to the completion of the IPO, all then outstanding shares of convertible preferred stock were converted into 14,185,744 shares of common stock. The related carrying value of shares of preferred stock and warrants in the aggregate amount of $143.3 million was reclassified as common stock and additional paid-in capital. Additionally, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, effective December 11, 2017 to, among other things, change the authorized number of shares of common stock to 120,000,000 and the authorized number of shares of preferred stock to 5,000,000.

Basis of Presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2017 Annual Report on Form 10-K. The consolidated financial information as of December 31, 2017 has been derived from the audited 2017 consolidated financial statements included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2018.

Reverse Stock Split

On December 4, 2017, the Company effected a reverse stock split of its common stock at a ratio of 1-for-3.214. The shares of common stock subject to then outstanding stock options were adjusted accordingly to reflect the reverse stock split.  All common stock and related per share amounts presented in these financial statements and related notes have been retroactively adjusted to reflect the 1-for-3.214 reverse stock split.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

2. Significant accounting policies

Principles of consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Quanterix Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In making those estimates and assumptions, the Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. The Company’s significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, fair value of equity instruments, fair value of assets acquired and liabilities assumed in acquisitions, valuation allowances recorded against deferred tax assets, and stock-based compensation. Actual results could differ from those estimates.

Business Combinations

Under the acquisition method of accounting, the Company allocates the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. These valuations require significant estimates and assumptions, especially with respect to intangible assets.

The Company typically uses the discounted cash flow method to value acquired intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that are used to manage the business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could experience impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Recent accounting pronouncements

The Company is considered to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies so long as the Company remains an emerging growth company.

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

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

2. Significant accounting policies (continued)

The accounting standard is effective for the Company for the year ended December 31, 2019 and for interim periods within such year. Early adoption is permitted. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company does not currently intend to early adopt the provisions of this accounting standard and currently intend to adopt the standard effective January 1, 2019. The Company is in the process of determining which adoption method will be utilized and assessing the effect of this accounting standard. The Company’s performance under the bioMérieux arrangement is not expected to be completed prior to the anticipated date of adoption on January 1, 2019, and the revenue recognition for this contract may be affected by Topic 606. The Company cannot predict at this time whether performance obligations under the arrangement with a diagnostic company will remain open at January 1, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-02).  Under ASU 2016-02, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date.  Lessor accounting under ASU 2016-02 is largely unchanged.  ASU 2016-02 is effective for the Company for the year ending December 31, 2020.  Early adoption is permitted.  Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  Lessees and lessors may not apply a full retrospective transition approach.  The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined whether adoption of the standard will have a material impact on its consolidated financial statements.

There have been no other material changes to the significant accounting policies and recent accounting pronouncements previously disclosed in the 2017 Annual Report on Form 10-K.

3. Revenue recognition

The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) shipment and installation, if applicable, has occurred or services have been rendered, (3) the price to the customer is fixed or determinable and (4) collection of the related receivable is reasonably assured. The Company primarily generates revenue from the sale of products and delivery of services, as well as under license and collaboration agreements. The Company’s product revenue includes the sale of instruments as well as assay kits and consumables which are used to perform tests on the instrument. The Company’s service revenue is generated from services performed in the Company’s Simoa Accelerator Lab under contracts to perform research services on behalf of customers and maintenance and support services.

Product revenue

Revenue for instrument sales is recognized upon installation at the customer’s location or upon transfer of title to the customer when installation is not required, which is generally the case with sales to distributors. In sales to end-customers, the Company provides the installation service and often payment is tied to the completion of the installation service. When installation is required, the Company accounts for the instrument and installation service as one unit of accounting and recognizes revenue when installation is completed, assuming all other revenue recognition criteria are met. Instrument transactions often have multiple elements, as discussed below. Included with the purchase of an instrument is a one-year assurance type product warranty assuring that the instrument is free of material defects and will function according to specifications. In addition, the sale of an instrument includes an implied warranty which is promised to the customer during the pre-sales process, at the time that the sales quote is issued to the customer. The implied warranty is provided over the same one-year period as the standard warranty. The services included in the implied warranty are the same as those included in the extended service contracts, and include two bi-annual preventative maintenance service visits, minor hardware updates and software upgrades, additional training and troubleshooting which is beyond the scope of the standard product warranty. The implied warranty has been identified by the Company as a separate deliverable and unit of accounting. Consideration allocated to the implied one year service type warranty is recognized over the one year period of performance as service and other revenue as described below. Consideration allocated to any other elements is recognized as the goods are delivered or the services are performed.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

3. Revenue recognition (continued)

Service and other revenue

Service revenue includes revenue from the implied one-year service type warranty obligation, revenue from extended service contracts, research services performed on behalf of a customer in the Company’s Simoa Accelerator Lab, and other services that may be performed. Revenue for the implied one-year service type warranty is initially deferred at the time of instrument revenue recognition and is recognized ratably over a 12-month period starting on the date of instrument installation. Revenue for extended warranty contracts is recognized ratably over the service period. Revenue for research and development services and other services is generally recognized based on proportional performance of the contract, when the Company’s ability to complete project requirements is reasonably assured. Most of these services are completed in a short period of time from the receipt of the customer’s order. When significant risk exists in the Company’s ability to fulfill project requirements, revenue is recognized upon completion of the contract.

Collaboration and license revenue

Collaboration and license revenue relates to the Joint Development and License Agreement (JDLA) with bioMérieux SA (bioMérieux) as amended and restated in December 2016 by the Amended and Restated License Agreement (the 2016 Amendment) and the agreements with a diagnostics company. Refer to Note 11 of the 2017 Annual Report on Form 10-K for a description of these arrangements and the Company’s revenue recognition policies for these agreements.

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

Distributor transactions

In certain markets, the Company sells products and provides services to customers through distributors that specialize in life sciences products. In cases where the product is delivered to a distributor, revenue recognition generally occurs when title transfers to the distributor. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers, except the distributors do not require the Company’s services to install the instrument at the end customer and perform the services for the customer that are beyond our standard warranty in the first year following the sale. These transactions are accounted for in accordance with the Company’s revenue recognition policy described herein.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

3. Revenue recognition (continued)

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker reviews the Company’s operations and manages its business as a single operating segment.

Net revenue by product and service line are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Product revenue
Instrument and accessories	$2,009	$1,786
Consumable and other product	2,736	1,639
Total	$4,745	$3,425
Service and other revenue
Accelerator and CLIA Lab services	$1,607	$1,052
Other services	900	592
Total	$2,507	$1,644

The following table reflects total revenue (in thousands) by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States, Canada and Mexico; EMEA consists of Europe, Middle East, and Africa; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Three months ended March 31,
	2018		2017
North America	$4,468	59%	$3,114	58%
EMEA	2,475	33%	1,652	31%
Asia Pacific	578	8%	572	11%
Total	$7,521	100%	$5,338	100%

4. Net loss per share

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

(Unaudited)

4. Net loss per share (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2018	2017
Redeemable convertible preferred stock	—	13,518,307
Unvested restricted common stock and restricted stock units	153,428	318,523
Outstanding stock options	2,450,846	1,887,542
Outstanding warrants	76,041	120,663
Total	2,680,315	15,845,035

As of March 31, 2018 and 2017, the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock and 300,000 shares of Series A-3 Preferred Stock, respectively, to a vendor if a contract is terminated prior to a minimum purchase commitment being met. Upon completion of the IPO in December 2017, the warrants to purchase shares of Preferred Stock were converted to warrants to purchase shares of common stock at a 1-for-3.214 basis. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

The Company’s redeemable convertible preferred stock was entitled to receive dividends based on dividends declared to common stockholders, thereby giving the preferred stockholders the right to participate in undistributed earnings of the Company above the stated dividend rate. However, preferred stockholders did not have a contractual obligation to share in the net losses of the Company. The Company operated in a net loss position for the three months ended March 31, 2017 and, therefore the Company’s accounting for basic and diluted earnings per share was unaffected by the participation rights of the preferred stockholders.  The shares of preferred stock outstanding at March 31, 2017 were converted to shares of common stock at the time of the IPO on a 1-for-3.214 basis.

5.  Fair value of financial instruments

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

5.  Fair value of financial instruments (continued)

The carrying amount reflected on the balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their fair values, due to the short-term nature of these instruments. The carrying value of the long-term debt approximates its fair value as the debt arrangement is based on interest rates the Company believes it could obtain for borrowings with similar terms. The Company has an investment in the preferred stock of a privately held company which is recorded within other non-current assets on a cost basis. This cost method investment’s fair value has not been estimated as there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment and to do so would be impractical.

Fair value measurements as of March 31, 2018 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(unaudited)
Financial assets
Cash equivalents	$64,006	$64,006	$—	$—
Total	$64,006	$64,006	$—	$—

Fair value measurements as of December 31, 2017 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$78,182	$78,182	$—	$—
Total	$78,182	$78,182	$—	$—

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$2,240	$1,032
Work in process	1,431	968
Finished goods	1,661	1,571
Total	$5,332	$3,571

Inventory comprises commercial instruments, assays, and the materials required to manufacture assays.

7. Investments

During the third quarter of 2016, the Company purchased a minority interest in preferred stock in a privately held company for $0.3 million.  The investment is recorded on a cost basis in other non-current assets on the accompanying balance sheets as the Company does not have a controlling interest, does not have the ability to exercise significant influence over the privately held company and the fair value of this equity investment is not readily determinable.  The Company performs an impairments analysis at each reporting period to determine if the carrying value must be reduced due to a decrease in the value of the investment, which includes consideration of whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  The Company has determined there was no impairment during the three months ended March 31, 2018 or in any prior period.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

8. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued inventory	$316	$835
Accrued royalties	236	221
Accrued professional services	408	346
Accrued development costs	1,350	1,559
Accrued acquisition payment	800	—
Accrued other	470	599
Total accrued expenses	$3,580	$3,560

9. Redeemable convertible preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of March 31, 2018 and December 31, 2017. The authorized preferred stock was classified under stockholders’ equity at March 31, 2018 and December 31, 2017.

Prior to the IPO in December 2017, the Company had classes of preferred stock outstanding.  These shares of preferred stock were converted to shares of common stock at the time of the IPO on 1-for-3.214 shares basis.  The reconciliation of net loss attributable to common shareholders in the consolidated statement of operations for the three months ended March 31, 2017 includes an adjustment for accretion of preferred stock to redemption value.

10. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

During the three months ended March 31, 2018 the Company issued warrants to purchase common stock to a consultant providing services for the Company.  Additionally, during the three months ended March 31, 2018, warrants were exercised by a holder on a net, non-cash, basis.  A summary of warrant activity is as follows:

	Shares	Weighted average exercise price
Warrants outstanding as of December 31, 2017	86,090	9.14
Granted	10,000
Exercised	(20,049)
Warrants outstanding as of March 31, 2018	76,041	12.23

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

10. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units continued)

Stock-based compensation

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three months ended March 31,
	2018	2017
Cost of product revenue	$10	$5
Cost of service and other revenue	32	6
Research and development	71	21
General and administrative	523	226
Total	$636	$258

As of March 31, 2018, under the 2007 Stock Option and Grant Plan (the 2007 Plan), options to purchase 2,200,084 shares of our common stock were outstanding, 621,597 shares of our common stock had been issued and were outstanding pursuant to the exercise of options, 1,128,975 shares of our common stock had been issued and were outstanding pursuant to restricted or unrestricted stock awards, and no shares of our common stock were available for future awards. In connection with the completion of the IPO, the Company terminated the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of up to 1,042,314 shares or options to purchase shares of common stock plus up to 2,490,290 shares of our common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan becomes effective. As of March 31, 2018, 776,926 shares were available for grant under the 2017 Plan.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

10. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units (continued)

In addition, the 2017 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in fiscal year 2019 and ending in fiscal year 2027. The annual increase in the number of shares shall be equal to the lowest of: 4% of the number of shares of common stock outstanding as of such date; and an amount determined by the Company’s Board of directors or Compensation Committee.

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). As March 31, 2018, the 2017 ESPP allowed for the issuance of up to 427,305 shares of common stock and 427,305 shares were available for grant under the 2017 ESPP.

The 2017 ESPP contains an “evergreen” provision, which allows for an increase on the first day of each fiscal year beginning with fiscal year 2018. The increase in the number of shares shall be equal to the lowest of: 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or an amount determined by the Company’s Board of Directors or Compensation Committee.  The number of shares available for grant under the 2017 ESPP increased by 218,842 on January 1, 2018 due to this provision.

Stock options

Under the 2007 and 2017 Plans, stock options may not be granted with exercise prices of less than fair market value on the date of the grant. Options generally vest ratably over a four-year period with 25% vesting on the first anniversary and the remaining 75% vesting ratably on a monthly basis over the remaining three years. These options expire ten years after the grant date. Activity under the 2007 and the 2017 Plans was as follows:

	Options	Weighted- average exercise price	Remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,249,843	$6.05	7.8	$34,695
Granted	281,640	$20.07
Exercised	(49,759)	$1.68
Cancelled or forfeited	(30,878)	$12.13
Outstanding at March 31, 2018	2,450,846	$7.79	7.9	$22,667
Vested and expected to vest at March 31, 2018	2,450,846	$7.79	7.9	$22,667
Exercisable at March 31, 2018	1,139,868	$4.58	6.5	$14,098

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2018 and 2017 was $8.72 and $4.60 per share, respectively. The expense related to awards granted to employees was $0.5 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The intrinsic value of stock options exercised was $1.0 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Activity related to non-employee awards was not material to the three months ended March 31, 2018 and 2017.

At March 31, 2018, there was $6.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

The fair value of stock options granted to employees and directors for their services on the Company’s Board of Directors is estimated on the grant date using the Black-Scholes option-pricing model, based on the assumptions noted in the following table:

	Three months ended March 31,
	2018	2017
Risk-free interest rate	2.6%	2.1%
Expected dividend yield	None	None
Expected term (in years)	6.0	6.0
Expected volatility	41.5%	52.0%

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

10. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units (continued)

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are no satisfied.  In December 2014, the Company issued 78,912 shares of restricted common stock to a director of the Company under the 2007 Plan. Under the terms of the agreement, shares of common stock issued are subject to a four year vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted stock awards were granted during the three months ended March 31, 2018. A summary of restricted stock activity is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested restricted common stock as of December 31, 2017	177,192	$3.11
Vested	(49,764)	$3.10
Unvested restricted common stock as of March 31, 2018	127,428	$3.11

The expense related to awards granted to employees and directors was $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, there was $0.3 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 0.5 years.

The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2018, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting, was $1.0 million.

Restricted stock units

Restricted stock units represent the right to receive shares of common stock upon meeting specified vesting requirements. In February 2018, the Company issued 26,000 restricted stock units to employees of the Company under the 2017 Plan. Under the terms of the agreements, 14,000 of the restricted stock units issued are subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years and 12,000 of the restricted stock units issued are subject to 21 month vesting with 50% vesting on December 31, 2018 and 50% vesting on December 31, 2019.  A summary of restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested restricted stock units as of December 31, 2017	—	—
Granted	26,000	$18.99
Unvested restricted stock units as of March 31, 2018	26,000	$18.99

The expense related to awards granted to employees and directors was less than $0.1 million for the three months ended March 31, 2018.

At March 31, 2018, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

11. Commitments and contingencies

License agreements

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tuft’s equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sub licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company was committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the three months ended March 31, 2018 and 2017, the Company recorded royalty expense of $0.1 million and $0.1 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss.

Other licenses

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non-exclusive, non-sublicenseable third party’s license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid-single digit royalty. The Company is required to make mid-single digit royalty payments on net sales of products and services which utilize the licensed technology. The Company must pay the greater of calculated royalties on net sales or an annual minimum royalty of $50 thousand. During the three months ended March 31, 2018 and 2017, the Company recorded royalty expense of less than $0.1 million and $0.1 million, respectively, in cost of product revenue on the consolidated statements of operations.

Lease commitments

During the year ended December 31, 2014, the Company entered into a lease agreement for the Company’s current corporate headquarters with a lease term that expires in June 2020 which can be extended to June 2023. The lease agreement contains a period of free rent and annual increases to rental amounts.

In connection with the acquisition of Aushon in January 2018, the Company assumed the existing Aushon lease for facilities in Billerica, Massachesetts.  The lease expires in February 2021.

Rent expense is recognized straight-line over the course of the lease term. As of March 31, 2018, $0.1 million of deferred rent expense was recorded in other non-current liabilities, and less than $0.1 million was recorded in other accrued expenses.

As of March 31, 2018, the minimum future rent payments under the lease agreements are as follows (in thousands):

Years ending December 31:
Remainder of 2018	$1,020
2019	1,399
2020	814
2021	35
$3,268

The Company recorded $0.3 million and $0.3 million in rent expense for the three months ended March 31, 2018 and 2017, respectively.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

11. Commitments and contingencies (continued)

Development and supply agreement

Through the Company’s development agreement with STRATEC Biomedical, as amended in December 2016, the parties agreed on additional development services for an additional fee, which is payable when the additional development is completed.  A total of $1.5 million is payable to STRATEC upon completion of the development activities.  This amount is being recorded to research and development expense and accrued expenses as the services are performed. The services are expected to be completed during the year ending December 31, 2018. Substantive efforts related to these additional development activities started in the first quarter of 2017.

The Company’s supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven-year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs and in addition a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of March 31, 2018, assuming no additional commercial units were purchased, this fee would equal $11.9 million. The amount the Company could be obligated to pay under the minimum purchase commitment is reduced as each commercial unit is purchased. Also, if the Company terminates the Supply Agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of March 31, 2018 and December 31, 2017 was insignificant as there was a low probability of the warrants being issued.

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

12. Notes payable

Loan agreement

On April 14, 2014, the Company executed a Loan Agreement with a lender, as subsequently amended in March 2015, January 2016 and March 2017. As of March 31, 2018, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on a calculation of the prime rate less 5.25% with a minimum interest rate of 8%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock.  The Loan Agreement also contains prepayment penalties and an end of term charge.  Fees incurred in execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

The end of term charge of $0.5 million, and principal amounts of $0.5 million were paid during the three months ended March 31, 2018.  As of March 31, 2018 the remaining loan balance is classified as a current liability since all principal payments are due within twelve months of the balance sheet date.

Debt payment obligations due based on principal payments commencing on March 1, 2018, are as follows (in thousands):

Years ending December 31:
2018	$4,161
2019	4,430
$8,591

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

12. Notes payable (continued)

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $0.1 million and $0.1 million for the year ended March 31, 2018 and 2017, respectively.

13. Collaboration and license arrangements

Joint development and license agreement (JDLA)

The Company’s JDLA with bioMérieux, a related party, was amended in 2016.  Following the amendment, a total of $3.2 million of consideration was assigned to the deliverables and collaboration activities outlined in the amendment to the JDLA. The consideration of $3.2 million will be recognized over the performance period which began in the fourth quarter 2016 and is expected to be completed in the year ending December 31, 2019. The Company recognized revenue of $0.3 million for the three months ended March 31, 2018 as collaboration revenue and as of March 31, 2018, $1.9 million of arrangement consideration remains in deferred revenue.

Evaluation and option agreements and license agreement

In 2015, the Company entered into three agreements, for three separate fields, with a diagnostic company for the evaluation of the Company’s Simoa technology. These agreements each allowed for the option to negotiate a license agreement. In return, the Company received non-refundable payments totaling $2.0 million. In December 2016, the diagnostic company exercised one of its options and the parties entered into a license agreement in one of the fields. This agreement has a one-time non-refundable license fee of $1.0 million and the right to receive running low single digit royalties on licensed products. The negotiation periods for the other two agreements were extended and the negotiations remain ongoing.

Upon execution of the license in one of the fields in December 2016, the $1.0 million license fee, in addition to the $0.8 million allocated to the option for this field, resulted in a total of $1.8 million of consideration being recognized as revenue as there were no remaining undelivered performance obligations. Because the negotiations remain ongoing with respect to the other two fields, the consideration allocated to these options of $1.2 million has been deferred and is recorded as deferred revenue as of March 31, 2018 and December 31, 2017.

14. Business combinations

On January 30, 2018, the Company completed the acquisition of all the rights to Aushon pursuant to an Agreement and Plan of Merger dated January 30, 2018 (the “Aushon Acquisition”).  The Company acquired Aushon as a compliment to its existing product line, improve its existing research and development capabilities in assay development and software engineering, and to expand its customer base.  The Aushon Acquisition has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

In connection with the closing of the Aushon Acquisition, the Company paid $3.2 million at closing with an additional $0.8 million placed in escrow.  Upon the six-month anniversary following the acquisition date, the $0.8 million will be payable to the sellers after adjustment for any indemnified losses incurred by the Company associated with representations and warranties made by Aushon and the selling stockholders.

The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with ASC 805. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition, including the final valuation and reconciliation of the assets purchased, including tangible and intangible assets, and liabilities assumed.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

14. Business combinations (continued)

The following table presents the preliminary allocation of the purchase consideration for the transaction as of January 30, 2018 including the contingent consideration and the preliminary allocation of the purchase consideration (in thousands):

Fair value of consideration transferred:
Cash	$3,200
Obligation to issue cash	800
Total acquisition consideration	$4,000

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$199
Accounts receivable	210
Inventory	828
Prepaid expenses	71
Property and equipment and other non-current assets	180
Intangible Assets	2,950
Goodwill	1,308
Total assets acquired	5,746
Contractual obligations	(1,155)
Accounts payable and accrued liabilities	(591)
Net assets acquired	$4,000

The intangible assets identified in the purchase price allocation discussed above include developed technology, trade names and customer relationships. Trade names are amortized over the useful life on a straight-line basis, while developed technology and customer relationships are amortized over their respective useful lives on an accelerated basis reflecting the period of expected derived benefits of the underlying assets. Developed technology consists of products that have reached technological feasibility and trade names represent acquired company and product names. To value the developed technology and trade name assets, the Company utilized a relief from royalty method.  Under the methodology, fair value is calculated as the discounted cash flow savings accruing to the owner for not having to pay the royalty. Key assumptions included expected revenue attributable to the assets, royalty rates, discount rate and estimated asset lives. Customer relationships represent the underlying relationships with certain customers to provide ongoing services and continued product sale opportunities. The Company utilized excess earnings methodology to derive the fair value of the customer relationships. Key assumptions included expected attrition of customers rates, operating income margins and discount rate. The Company used a risk-adjusted discount rate of 14.4% in determining the fair value of the intangible assets.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

14. Business combinations (continued)

The goodwill recorded as a result of the Aushon Acquisition represents the strategic benefits of growing the Company’s product portfolio and the expected revenue growth from increased market penetration from future products and customers.

The Company incurred a total of $0.1 million in transaction costs in connection with the transaction, which were included in selling, general and administrative expense within the consolidated statement of operations for the three months ended March 31, 2018.

15. Goodwill and Acquired Intangible Assets

As of March 31, 2018 the carrying amount of goodwill was $1.3 million. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2017	$—
Goodwill acquired	1,308
Balance as of March 31, 2018	$1,308

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

15. Goodwill and Acquired Intangible Assets (continued)

Purchased intangible assets consist of the following (in thousands):

		March 31, 2018
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$1,650	$(68)	$1,582
Customer relationships	10	1,250	(38)	1,212
Trade names	3	50	(3)	47
Total		$2,950	$(109)	$2,841

The Company recorded amortization expense of $0.1 million for the three month period ended March 31, 2018.  No amortization expense was recognized for the three months ended March 31, 2017.   Amortization relating to developed technology is recorded within research and development expense, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names is recorded within general and administrative expenses.

Future estimated amortization expense of acquired intangibles as of March 31, 2018 is as follows (in thousands):

Remainder of 2018	$492
2019	582
2020	500
2021	403
2022	320
Thereafter	544

16. Related party transactions

bioMérieux is a customer through its Joint Development and License Agreement and also a holder of the Company’s common stock. bioMérieux formerly also had a designee on the Company’s Board of Directors. The Company recognized revenue related to the JDLA with bioMérieux of $0.3 million and $0.3 million in the three months ended March 31, 2018 and 2017, respectively, from bioMérieux. The Company also had deferred revenue of $1.9 million and $2.1 million at March 31, 2018 and December 31, 2017, respectively.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

16. Related party transactions (continued)

The Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tuft’s equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. During the three months ended March 31, 2018 and 2017, the Company recorded royalty expense of $0.1 million and $0.1 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2017, Harvard University became a related party. Revenue recorded from sales to Harvard University were less than $0.1 million for the three months ended March 31, 2018.

17. Subsequent events

The Company has evaluated, for potential recognition and disclosure, events that occurred prior to the date at which the condensed consolidated financial statements were available to be issued. There were no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Special Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 or other filings that we make with the SEC.

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

We currently sell all of our products for life science research, primarily to laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, China, Japan, India, Lebanon, Singapore, South Korea and Taiwan. We grew our revenue from $12.2 million in 2015 to $17.6 million in 2016 and to $22.9 million in 2017, and from $5.3 million in the first quarter of 2017 to $7.5 million in the first quarter of 2018.

Our instruments are designed to be used either with assays fully developed by us, including all antibodies and supplies required to run the tests, or with “homebrew” kits where we supply some of the components required for testing, and the customer supplies the remaining required elements. Accordingly, our installed instruments generate a recurring revenue stream. We believe that our recurring consumable revenue is driven by our customers’ ability to extract more valuable data using our platform and to process a large number of samples quickly with little hands-on preparation.

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

On January 30, 2018, we acquired Aushon Biosystems, Inc. for $3.2 million in cash, with an additional payment of $0.8 million to be made six months after the acquisition date assuming certain post-closing conditions are met. We believe that this acquisition provides us technologies and expertise to help further expand our instrument and biomarker menu. Additionally, we expect that Aushon’s CLIA-certified laboratory will help accelerate our entry into pharmaceutical services.

As of March 31, 2018, we had cash and cash equivalents of $65.2 million. We had financed our operations principally through equity offerings, borrowings from credit facilities and revenue from our commercial operations.

Since inception, we have incurred net losses. Our net loss was $27.0 million, $23.2 million, and $15.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $7.2 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $151.6 million and stockholders’ equity of

$59.3 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

•                  expand our sales and marketing efforts to further commercialize our products;

•                  expand our research and development efforts to improve our existing products and develop and launch new products;

•                  hire additional personnel;

•                  strategically acquire complementary companies and/or technologies;

•                  enter into collaboration arrangements, if any, or in-license other products and technologies;

•                  add operational, financial and management information systems; and

•                  incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017 (dollars in thousands):

	Three months ended March 31, 2018	% of revenue	Three months ended March 31, 2017	% of revenue	$ change	% change
Product revenue	$4,745	63.1%	$3,425	64.2%	$1,320	38.5%
Service and other revenue	2,507	33.3%	1,644	30.8%	863	52.5%
Collaboration and license revenue	269	3.6%	269	5.0%	0	0%
Total revenue	7,521	100%	5,338	100.0%	2,183	40.9%
Cost of product revenue	2,773	36.9%	1,834	34.4%	939	51.2%
Cost of service revenue	1,576	20.9%	1,144	21.4%	432	37.8%
Research and development	3,644	48.4%	4,250	79.7%	(606)	(14.3)%
Selling, general and administrative	6,691	89.0%	4,166	78.0%	2,525	60.6%
Total operating expenses	14,684	195.2%	11,394	213.5%	3,290	28.9%
Loss from operations	(7,163)	(95.2)%	(6,056)	(113.5)%	(1,107)	18.3%
Interest expense, net	(24)	(0.4)%	(255)	(4.7)%	231	(90.6)%
Other income (expense), net	(15)	(0.2)%	(80)	(1.5)%	65	(81.3)%
Net loss	$(7,202)	(95.8)%	$(6,391)	(119.7)%	$(811)	12.7%

Revenue

Revenue increased by $2.2 million, or 40.9%, to $7.5 million for the three months ended March 31, 2018 as compared to $5.3 million for the three months ended March 31, 2017. Product revenue consisted of sales of instruments totaling $2.0 million and sales of consumables and other products of $2.7 million for the three months ended March 31, 2018. Product revenue consisted of sales of instruments totaling $1.8 million and sales of consumables and other products totaling $1.6 million for the three months ended March 31, 2017. Average sales prices of instruments and consumables did not change materially in the three months ended March 31, 2018 as compared with the three months ended March 31, 2017. The increase in product revenue of $1.3 million was primarily due to the sale of more instruments in the three months ended March 31, 2018 and increased sales of consumables. The installed base of Simoa instruments increased from March 31, 2017 to March 31, 2018, and as these additional instruments were used by customers, the consumable sales increased. The increase in service and other revenue of $0.9 million was due to increased services performed in our Simoa Accelerator Laboratory; more customers are using these services, and existing customers are using the Accelerator Laboratory more frequently. Collaboration and license revenue in the three months ended March 31, 2018 consists of revenue related to the collaboration arrangement with bioMérieux that was modified in the fourth quarter of 2016.

As part of the modification of the collaboration agreement with BioMerieux in the fourth quarter of 2016, we received $2.0 million in additional consideration. This additional consideration along with the deferred revenue on the date of the modification is being recognized over our estimated period of performance, which was initially determined to be 36 months. The estimated performance period is evaluated each reporting period and continues to be consistent with the initial estimate.

Cost of Product, Service and License Revenue

Cost of product revenue increased by $0.9 million, or 51.2%, to $2.8 million for the three months ended March 31, 2018 as compared to $1.8 million for the three months ended March 31, 2017. The increase was primarily due to increased sales of consumables and instruments. Cost of service revenue increased to $1.6 million for the three months ended March 31, 2018 from $1.1 million for the three months ended March 31, 2017. The increase was primarily due to higher utilization of the Simoa Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue slightly increased to 57.8% of total revenue for the three months ended March 31, 2018 as compared to 55.8% for the three months ended March 31, 2017, primarily as a result of increased costs associated with the new product launch of the Quanterix SR-X and the impact of Aushon acquisition.

Research and Development Expense

Research and development expense decreased slightly by $0.6 million, or 14.3%, to $3.6 million for the three months ended March 31, 2018 as compared to $4.3 million for the three months ended March 31, 2017. The decrease was primarily due to a reduction in outside development costs related to our Quanterix SR-X instrument for which development was completed and product launched commercially in the fourth quarter of 2017. The reduction in project costs for the Quanterix SR-X instrument offset an increase in research and development costs due to increased headcount in research and development and the increased use of outside development firms as we increased our new product development efforts.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $2.5 million, or 60.6%, to $6.7 million for the three months ended March 31, 2018 as compared to $4.2 million for the same period in 2017. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, public company costs, transaction fees and amortization of intangibles associated with the Aushon acquisition, and stock compensation expense.

Interest and Other Expense, Net

Interest and other expense, net decreased by $0.2 million, to $0.02 million for the three months ended March 31, 2018 as compared to $0.3 million for the same period in 2017, primarily due to the amortization of debt discounts from warrants we have issued to a lender.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $7.2 million and $6.4 million and used $10.1 million and $4.0 million of cash from our operating activities for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $151.6 million.

As of March 31, 2018, we had cash and cash equivalents of $65.2 million. As of March 31, 2018, no additional amounts were available to borrow under our debt facility.

Sources of Liquidity

To date, we have financed our operations principally through equity offerings, borrowings from credit facilities and revenue from our commercial operations.

Equity Offerings

In December 2017, we completed our IPO in which we sold 4,916,480 shares of common stock at an initial public offering price of $15.00 per share. The aggregate net proceeds received by us from the offering, net of underwriting discounts and commissions and offering expenses, were $65.6 million. Prior to the IPO, we had raised capital through the sale of redeemable convertible preferred stock in private placement.

Loan Facility with Hercules

On April 14, 2014, we executed a Loan Agreement with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.). The Loan Agreement provided a total debt facility of $10.0 million, which is secured by substantially all of our assets. At closing, we borrowed $5.0 million in principal and had the ability to draw the additional $5.0 million over the period from November 1, 2014 to March 31, 2015. The interest rate on this term loan was variable based on a calculation of 8% plus the prime rate less 5.25%, with a minimum interest rate of 8%. Interest was to be paid monthly beginning the month following the borrowing date. Principal payments were scheduled to begin on September 1, 2015, unless we achieved certain milestones which would have extended this date to December 1, 2015 or March 1, 2016. In connection with the execution of the Loan Agreement, we issued Hercules a warrant to purchase up to 173,428 shares of our Series C Preferred Stock at an exercise price of $3.3299 per share. Upon closing of the IPO, this warrant was automatically converted into a warrant to purchase up to 53,960 shares of our common stock at an exercise price of $10.70 per share.

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

In March 2017, we signed Amendment 3 to the Loan Agreement increasing the total facility available by $5.0 million to a total of $18.0 million. We had until February 28, 2018 to draw down from this additional available amount. As of March 31, 2018, we had not drawn any of this additional facility.  Additionally, the lender may provide an optional term loan, solely at the lender’s discretion, for an incremental $5.0 million. We have until September 3, 2018 to request a draw down from this additional amount. As of March 31, 2018, we have not requested to draw any of this amount. Principal payments were delayed to March 1, 2018 and the loan maturity date was extended to March 1, 2019.  The amendment did not affect the due date of the existing end of term fees (in aggregate $0.5 million) which was due on February 1, 2018. In connection with this amendment, we issued Hercules a warrant to purchase up to 38,828 shares of our Series D Preferred Stock at an exercise price of $3.67 per share. Upon closing of the IPO, this warrant was automatically converted into a warrant to purchase up to 12,080 shares of our common stock at an exercise price of $11.80 per share.

The Loan Agreement and amendments contain end of term payments and are recorded in the debt accounts. $0.5 million of end of term payments were paid in the first quarter of 2018.

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

Debt principal repayments, including the end of term fees, due as of March 31, 2018 are (in thousands):

Years ending December 31:
Remainder of 2018	$4,161
2019	4,430
$8,591

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(10,061)	$(3,992)
Net cash used in investing activities	(3,449)	(167)
Net cash provided by financing activities	(941)	(949)
Net decrease in cash and cash equivalents	$(14,451)	$(5,108)

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

Net cash used in operating activities was $10.1 million during the three months ended March 31, 2018. Net cash used in operating activities primarily consisted of the net loss of $7.2 million, and a decrease in accounts payable and accrued expenses of $2.6 million.  Other cash outflows including an increase in inventory of $0.9 million, an increase of prepaid and other expenses of $0.9 million and decrease in deferred revenue of $0.5 million are primarily offset by a decrease in accounts receivable of $1.1 million, non-cash stock compensation expense of $0.6 million and other non-cash adjustments of $0.3 million.

Net cash used in operating activities was $4.0 million during the three months ended March 31, 2017. Net cash used in operating activities primarily consisted of a net loss of $6.4 million, primarily offset by a $2.1 million increase in deferred revenue.

Net Cash Used in Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure and work force. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.

We used $3.4 million of cash in investing activities during the three months ended March 31, 2018 consisting of cash paid in the acquisition of Aushon, net of cash acquired and for purchases of capital equipment to support our infrastructure.

We used $0.1 million of cash in investing activities during the three months ended March 31, 2017 for purchases of capital equipment to support our infrastructure.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our convertible preferred stock and borrowings from credit facilities, the sale of shares of our common stock in our IPO and revenues from our commercial operations.

We used $0.9 million of cash in financing activities during the three months ended March 31, 2018, which was primarily used in payments of outstanding debt of $1.0 million, which was partially offset by proceeds of common stock option exercises of $0.1 million

We used $0.9 million of cash in financing activities during the three months ended March 31, 2017, which was primarily from paydowns of outstanding debt.

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

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least the next 24 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, “Risk Factors” of our 2017 Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Critical accounting policies, significant judgments, and estimates

Business Combinations

Under the acquisition method of accounting, the Company allocates the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. These valuations require significant estimates and assumptions, especially with respect to intangible assets.

The Company typically uses the discounted cash flow method to value acquired intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that are used to manage the business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could experience impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make significant judgments and estimates. Some of our accounting policies require estimates which may have a significant impact on amounts reported in these financial statements. A summary of our critical accounting policies and significant estimates may be found in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017. Other than adoption of the business combination policy, there have been no other material changes to our critical accounting policies as disclosed in that report.

Contractual Obligations and Commitments

In January 2018, we acquired Aushon Biosystems, Inc. and assumed lease obligations for facilities in Billerica, Massachusetts. Including these lease obligations, our contractual obligations as of March 31, 2018 were (in thousands):

	Payments due by period
(in thousands)	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:(1)
Operating lease obligations	$1,020	$2,248	$—	$—	$3,268
Principal payments	$8,591	$—	$—	$—	$8,591
Acquisition payment	$800	$—	$—	$—	$800
Total	$10,411	$2,248	$—	$—	$12,659

Off-balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2018, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 19, 2018

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2018 through March 19, 2018 (the date we filed a registration statement on Form S-8), we issued an aggregate of 49,759 shares of common stock upon the exercise of options to certain of our employees and former employees under the 2007 Stock Option and Grant Plan, as amended. These issuances were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

On January 30, 2018, we issued a warrant to purchase 10,000 shares of common stock at an exercise price of $21.00 per share to a consultant. The warrant vests in full as of July 2, 2018 and terminates on January 2, 2023. The issuance of this warrant was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

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

We received approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. As of March 31, 2018, we had used approximately $0.3 million of the net proceeds from the offering for: operating expenses, capital investments, debt payments and the acquisition of Aushon. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 7, 2017 pursuant to Rule 424(b)(4) under the Securities

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.1		Warrant Agreement, dated as of January 30, 2018, by and between the Registrant and Azul Divinal Consultoria Unipessoal LDA		10-K	3/19/18	001-38319

10.1	+	Letter Agreement, effective as of February 5, 2018, by and between the Registrant and Dawn Mattoon	X

10.2.1		Lease, dated September 24, 2007, between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc.		10-K	3/19/18	001-38319

10.2.2		First Amendment, dated October 28, 2009, to Lease, dated September 24, 2007, between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc.		10-K	3/19/18	001-38319

10.2.3		Second Amendment, dated September 23, 2015, to Lease, dated September 24, 2007, between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc.		10-K	3/19/18	001-38319

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+                          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: May 15, 2018	By:	/s/ E. Kevin Hrusovsky
/s/ E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: May 15, 2018	By:	/s/ Joseph Driscoll
/s/ Joseph Driscoll
Chief Financial Officer (principal financial and accounting officer)