Form 10-Q
period 2018-06-30
Quanterix Corp
filed 2018-08-10
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission File Number: 001-38319

QUANTERIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8957988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

113 Hartwell Avenue Lexington, MA	02421
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2018, the registrant had 22,099,647 shares of common stock, $0.001 par value per share, outstanding.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, events or circumstances reflected in the forward-looking statements will be achieved or occur. You should read this Quarterly Report on Form 10-Q, and the documents that we reference herein and have filed with the SEC, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its subsidiaries. “Quanterix,” “Simoa,” “Simoa HD-1,” “SR-X,” “HD-1 Analyzer” and our logo are our trademarks. All other service marks, trademarks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$60,474	$79,682
Accounts receivable (including $19 and $123 from related parties as of June 30, 2018 and December 31, 2017, respectively)	3,586	5,599
Inventory	5,486	3,571
Prepaid expenses and other current assets	1,152	400
Total current assets	70,698	89,252
Property and equipment, net	2,406	1,874
Intangible assets, net	2,676	—
Goodwill	1,308	—
Other non-current assets	684	653
Total assets	$77,772	$91,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,117	$3,552
Accrued compensation and benefits	2,312	2,624
Other accrued expenses (including $179 and $170 to related parties as of June 30, 2018 and December 31, 2017, respectively)	4,181	3,560
Deferred revenue (including $1,142 and $1,182 with related parties as of June 30, 2018 and December 31, 2017, respectively)	6,141	4,942
Current portion of long term debt	7,605	5,036
Total current liabilities	23,356	19,714
Deferred revenue, net of current portion (including $537 and $1,074 with related parties as of June 30, 2018 and December 31, 2017, respectively)	1,135	1,709
Long term debt, net of current portion	—	4,346
Other non-current liabilities	106	144
Total liabilities	24,597	25,913
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock`, $0.001 par value:
Authorized—5,000,000 shares as of June 30, 2018 and December 31, 2017; no shares issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of June 30, 2018 and December 31, 2017; issued and outstanding—21,980,681 and 21,707,041 shares as of June 30, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	212,050	210,196
Accumulated deficit	(158,897)	(144,352)
Total stockholders’ equity	53,175	65,866
Total liabilities and stockholders’ equity	$77,772	$91,779

See accompanying notes.

Quanterix Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Product revenue (including related party activity of $43 and $144 for the three months ended June 30, 2018 and 2017, respectively, and $136 and $227 for the six months ended June 30, 2018 and 2017, respectively)	$5,200	$3,337	9,945	$6,762
Service and other revenue (including related party activity of $58 and $50 for the three months ended June 30, 2018 and 2017, respectively, and $97 and $91 for the six months ended June 30, 2018 and 2017, respectively)	3,174	1,608	5,682	3,252
Collaboration and license revenue (including related party activity of $269 and $268 for the three months ended June 30, 2018 and 2017, respectively, and $537 and $537 for the six months ended June 30, 2018 and 2017, respectively)	269	268	537	537
Total revenue	8,643	5,213	16,164	10,551
Operating expenses:
Cost of product revenue (including related party activity of $47 and $96 for the three months ended June 30, 2018 and 2017, respectively, and $122 and $152 for the six months ended June 30, 2018 and 2017, respectively)	2,945	1,834	5,718	3,668
Cost of services and other revenue	1,725	1,198	3,301	2,342
Research and development	3,705	3,903	7,349	8,153
Selling, general and administrative	7,579	4,747	14,271	8,913
Total operating expenses	15,954	11,682	30,639	23,076
Loss from operations	(7,311)	(6,469)	(14,475)	(12,525)
Interest income (expense), net	16	(240)	(9)	(496)
Other (expense) income, net	(48)	77	(61)	(2)
Net loss	$(7,343)	$(6,632)	(14,545)	$(13,023)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(7,343)	$(6,632)	(14,545)	$(13,023)
Accretion of preferred stock to redemption value	—	(1,099)	—	(2,189)
Accrued dividends on preferred stock	—	(16)	—	(32)
Net loss attributable to common stockholders	$(7,343)	$(7,747)	(14,545)	$(15,244)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(3.21)	$(0.67)	$(6.31)
Weighted-average common shares outstanding, basic and diluted	21,890,978	2,416,984	21,840,074	2,416,984

See accompanying notes.

Quanterix Corporation

Six months ended June 30, 2018

Condensed Consolidated Statement of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

	Common stock shares	Common stock value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2017	21,707,041	$22	$210,196	$(144,352)	$65,866
Exercise of common stock warrants	16,718	—	—	—	—
Exercise of common stock options and vesting of restricted stock	256,922	—	381	—	381
Common stock issuance offering costs	—	—	(53)	—	(53)
Stock-based compensation expense	—	—	1,526	—	1,526
Net loss	—	—	—	(14,545)	(14,545)
Balance at June 30, 2018	21,980,681	$22	$212,050	$(158,897)	$53,175

See accompanying notes.

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six months ended June 31,
	2018	2017
Operating activities
Net loss	$(14,545)	$(13,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	609	215
Stock-based compensation expense	1,526	808
Non-cash interest expense	99	129
Change in fair value of preferred stock warrants		(31)
Changes in operating assets and liabilities:
Accounts receivable	2,223	791
Prepaid expenses and other assets	(681)	(220)
Inventory	(1,087)	(710)
Other non-current assets	—	(831)
Accounts payable	(626)	(560)
Accrued compensation and benefits, other accrued expenses and other liabilities	(957)	1,165
Deferred revenue	(531)	2,048
Net cash used in operating activities	(13,970)	(10,219)
Investing activities
Purchases of property and equipment	(690)	(663)
Acquisitions, net of cash acquired	(3,001)	—
Net cash used in investing activities	(3,691)	(663)
Financing activities
Proceeds from sale of preferred stock, net of issuance costs	—	8,423
Proceeds from sale of common stock, net of issuance costs	(53)	—
Proceeds from exercise of stock warrants	—	1
Proceeds from stock options exercised	381	60
Proceeds from the issuance of notes payable and warrants, net of issuance costs	—	(59)
Payments on notes payable	(1,875)	(921)
Net cash (used in) provided by financing activities	(1,547)	7,504
Net decrease in cash and cash equivalents	(19,208)	(3,378)
Cash and cash equivalents at beginning of period	79,682	29,671
Cash and cash equivalents at end of period	$60,474	$26,293
Supplemental cash flow information
Accretion of redeemable convertible preferred stock to redemption value	$—	$2,189
Cash paid for interest	$347	$375
Warrants issued to lenders	$—	$119
Purchases of property and equipment included in accounts payable	$29	$86

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

The Company acquired Aushon Biosystems, Inc. (Aushon) in January 2018 and will market and sell Aushon developed instruments and biomarker assays. In addition, the Company plans to utilize the Aushon CLIA-certified laboratory to enhance the research service offering to customers.

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

Basis of Presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 19, 2018 (the 2017 Annual Report on Form 10-K). The consolidated financial information as of December 31, 2017 has been derived from the audited 2017 consolidated financial statements included in our 2017 Annual Report on Form 10-K.

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

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

2. Significant accounting policies (continued)

The accounting standard is effective for the Company for the year ending December 31, 2019 and for interim periods within such year. Early adoption is permitted. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company does not currently intend to early adopt the provisions of this accounting standard and currently intends to adopt the standard effective January 1, 2019. The Company is in the process of determining which adoption method will be utilized and assessing the effect of this accounting standard. The Company’s performance under the bioMérieux arrangement is not expected to be completed prior to the anticipated date of adoption on January 1, 2019, and the revenue recognition for this contract may be affected by Topic 606. The Company cannot predict at this time whether performance obligations under the arrangement with a diagnostic company will remain open at January 1, 2019.

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

Net revenue by product and service line are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Product revenue
Instrument and accessories	$1,765	$1,670	$3,774	$3,456
Consumable and other product	3,435	1,667	6,171	3,306
Total	$5,200	$3,337	$9,945	$6,762
Service and other revenue
Accelerator and CLIA Lab services	$2,092	$982	$3,699	$2,034
Other services	1,082	626	1,983	1,218
Total	$3,174	$1,608	$5,682	$3,252

The following table reflects total revenue (in thousands) by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States, Canada and Mexico; EMEA consists of Europe, Middle East, and Africa; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
North America	$5,156	60%	$3,329	64%	$9,623	60%	$6,443	61%
EMEA	2,766	32%	1,558	30%	5,241	32%	3,226	31%
Asia Pacific	721	8%	326	6%	1,300	8%	882	8%
Total	$8,643	100%	$5,213	100%	$16,164	100%	$10,551	100%

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

Notes to consolidated financial statements

(Unaudited)

4. Net loss per share (continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	June 30,
	2018	2017
Redeemable convertible preferred stock	—	14,176,025
Unvested restricted common stock and restricted stock units	150,843	268,757
Outstanding stock options	2,543,478	2,221,774
Outstanding warrants	76,041	120,663
Total	2,770,362	16,787,219

As of June 30, 2018 and 2017, the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock and 300,000 shares of Series A-3 Preferred Stock, respectively, to a vendor if a contract is terminated prior to a minimum purchase commitment being met. Upon completion of the IPO in December 2017, the warrants to purchase shares of Preferred Stock were converted to warrants to purchase shares of common stock at a 1-for-3.214 basis. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

The Company’s redeemable convertible preferred stock was entitled to receive dividends based on dividends declared to common stockholders, thereby giving the preferred stockholders the right to participate in undistributed earnings of the Company above the stated dividend rate. However, preferred stockholders did not have a contractual obligation to share in the net losses of the Company. The Company operated in a net loss position for the three and six months ended June 30, 2017 and, therefore the Company’s accounting for basic and diluted earnings per share was unaffected by the participation rights of the preferred stockholders.  The shares of preferred stock outstanding at June 30, 2017 were converted to shares of common stock at the time of the IPO on a 1-for-3.214 basis.

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

Fair value measurements as of June 30, 2018 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(unaudited)
Financial assets
Cash equivalents	$57,459	$57,459	$—	$—
Total	$57,459	$57,459	$—	$—

Fair value measurements as of December 31, 2017 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$78,182	$78,182	$—	$—
Total	$78,182	$78,182	$—	$—

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$2,326	$1,032
Work in process	1,634	968
Finished goods	1,526	1,571
Total	$5,486	$3,571

Inventory comprises commercial instruments, assays, and the materials required to manufacture assays.

7. Investments

During the third quarter of 2016, the Company purchased a minority interest in preferred stock in a privately held company for $0.3 million.  The investment is recorded on a cost basis in other non-current assets on the accompanying balance sheets as the Company does not have a controlling interest, does not have the ability to exercise significant influence over the privately held company and the fair value of this equity investment is not readily determinable.  The Company performs an impairments analysis at each reporting period to determine if the carrying value must be reduced due to a decrease in the value of the investment, which includes consideration of whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  The Company has determined there was no impairment during the six months ended June 30, 2018 or in any prior period.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

8. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued inventory	$465	$835
Accrued royalties	250	221
Accrued professional services	607	346
Accrued development costs	1,350	1,559
Accrued acquisition payment	800	—
Accrued other	709	599
Total accrued expenses	$4,181	$3,560

9. Redeemable convertible preferred stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of June 30, 2018 and December 31, 2017. The authorized preferred stock was classified under stockholders’ equity at June 30, 2018 and December 31, 2017.

Prior to the IPO in December 2017, the Company had classes of preferred stock outstanding.  These shares of preferred stock were converted to shares of common stock at the time of the IPO on 1-for-3.214 shares basis.  The reconciliation of net loss attributable to common shareholders in the consolidated statement of operations for the three and six months ended June 30, 2017 includes an adjustment for accretion of preferred stock to redemption value.

10. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

During the six months ended June 30, 2018, the Company issued warrants to purchase common stock to a consultant providing services for the Company.  Additionally, during the six months ended June 30, 2018, warrants were exercised by a holder on a net, non-cash, basis.  A summary of warrant activity is as follows:

	Shares	Weighted average exercise price
Warrants outstanding as of December 31, 2017	86,090	9.14
Granted	10,000	21.00
Exercised	(20,049)	3.35
Warrants outstanding as of June 30, 2018	76,041	12.23

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

10. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units (continued)

Stock-based compensation

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of product revenue	$19	$6	$29	$11
Cost of service and other revenue	51	13	83	19
Research and development	138	52	209	73
General and administrative	682	479	1,205	705
Total	$890	$550	$1,526	$808

As of June 30, 2018, under the 2007 Stock Option and Grant Plan (the 2007 Plan), options to purchase 2,092,449 shares of our common stock were outstanding, 729,232 shares of our common stock had been issued and were outstanding pursuant to the exercise of options, 1,128,975 shares of our common stock had been issued and were outstanding pursuant to restricted or unrestricted stock awards, and no shares of our common stock were available for future awards. In connection with the completion of the IPO, the Company terminated the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of up to 1,042,314 shares or options to purchase shares of common stock plus up to 2,490,290 shares of our common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan becomes effective. As of June 30, 2018, 529,480 shares were available for grant under the 2017 Plan.

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

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). As of June 30, 2018, the 2017 ESPP allowed for the issuance of up to 427,305 shares of common stock and 427,305 shares were available for grant under the 2017 ESPP.

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

	Options	Weighted- average exercise price	Remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	2,249,843	$6.05	7.8	$34,695
Granted	508,418	$19.35
Exercised	(157,394)	$2.42
Cancelled or forfeited	(57,389)	$11.64
Outstanding at June 30, 2018	2,543,478	$8.80	7.97	$16,560
Vested and expected to vest at June 30, 2018	2,543,478	$8.80	7.97	$16,560
Exercisable at June 30, 2018	1,127,001	$4.91	6.59	$10,648

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the six months ended June 30, 2018 and 2017 was $8.43 and $4.50 per share, respectively. The expense related to awards granted to employees was $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively.  The expense related to awards granted to employees was $0.4 million and $0.5 million for the three and six months ended June 30, 2017, respectively. The intrinsic value of stock options exercised was $1.5 million and $2.5 million for the three and six months ended June 30, 2018, respectively.  The intrinsic value of stock options exercised was $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively. Activity related to non-employee awards was not material to the three and six months ended June 30, 2018 and 2017.

At June 30, 2018, there was $7.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

The fair value of stock options granted to employees and directors for their services on the Company’s Board of Directors is estimated on the grant date using the Black-Scholes option-pricing model, based on the assumptions noted in the following table:

	Six months ended June 30,
	2018	2017
Risk-free interest rate	2.7%	2.0%
Expected dividend yield	None	None
Expected term (in years)	6.0	6.0
Expected volatility	41.4%	52.0%

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

10. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units (continued)

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied.  In December 2014, the Company issued 78,912 shares of restricted common stock to a director of the Company under the 2007 Plan. Under the terms of the agreement, shares of common stock issued are subject to a four year vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted stock awards were granted during the six months ended June 30, 2018. A summary of restricted stock activity is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested restricted common stock as of December 31, 2017	177,192	$3.11
Vested	(99,528)	$3.10
Unvested restricted common stock as of June 30, 2018	77,664	$3.12

The expense related to awards granted to employees and directors was $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively.  The expense related to awards granted to employees and directors was $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

At June 30, 2018, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 0.5 years.

The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2018, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting, was $1.8 million.

Restricted stock units

Restricted stock units represent the right to receive shares of common stock upon meeting specified vesting requirements. In the six months ended June 30, 2018, the Company issued 73,179 restricted stock units to employees of the Company under the 2017 Plan. Under the terms of the agreements, 54,979 of the restricted stock units issued are subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years and 18,200 of the restricted stock units issued are subject to vesting with 50% vesting on December 31, 2018 and 50% vesting on December 31, 2019.  A summary of restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested restricted stock units as of December 31, 2017	—	—
Granted	73,179	$19.05
Unvested restricted stock units as of June 30, 2018	73,179	$19.05

The expense related to awards granted to employees and directors was $0.1 million for the three and six months ended June 30, 2018.

At June 30, 2018, there was $1.3 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 3.4 years.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

11. Commitments and contingencies

License agreements

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tuft’s equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sub licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company was committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2018 and 2017, the Company recorded royalty expense of $0.2 million, $0.1 million, $0.3 million and $0.2 million, respectively, in cost of product revenue on the consolidated statements of operations.

Other licenses

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non-exclusive, non-sublicenseable third party’s license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid-single digit royalty. The Company is required to make mid-single digit royalty payments on net sales of products and services which utilize the licensed technology. The Company must pay the greater of calculated royalties on net sales or an annual minimum royalty of $50 thousand. During the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2018 and 2017, the Company recorded royalty expense of less than $0.1 million, $0.1 million, less than $0.1 million and $0.2 million, respectively, in cost of product revenue on the consolidated statements of operations.

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

Rent expense is recognized straight-line over the course of the lease term. As of June 30, 2018, $0.1 million of deferred rent expense was recorded in other non-current liabilities, and less than $0.1 million was recorded in other accrued expenses.

As of June 30, 2018, the minimum future rent payments under the lease agreements are as follows (in thousands):

Years ending December 31:
Remainder of 2018	$682
2019	1,399
2020	814
2021	35
$2,930

The Company recorded $0.4 million, $0.3 million, $0.7 million and $0.6 million in rent expense for the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2018 and 2017, respectively.

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

The Company’s supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven-year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs and in addition a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of June 30, 2018, assuming no additional commercial units were purchased, this fee would equal $11.7 million. The amount the Company could be obligated to pay under the minimum purchase commitment is reduced as each commercial unit is purchased. Also, if the Company terminates the Supply Agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of June 30, 2018 and December 31, 2017 was insignificant as there was a low probability of the warrants being issued.

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

12. Notes payable

Loan agreement

On April 14, 2014, the Company executed a Loan Agreement with a lender, as subsequently amended in March 2015, January 2016 and March 2017. As of June 30, 2018, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on a calculation of the prime rate less 5.25% with a minimum interest rate of 8%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock.  The Loan Agreement also contains prepayment penalties and an end of term charge.  Fees incurred in execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

The end of term charge of $0.5 million, and principal payments of $1.4 million were paid during the six months ended June 30, 2018.  Under the terms of the agreement, principal payments were delayed until September 2018. The Company voluntarily made principal payments in the months of March, April and May, 2018. No principal payments were made in June, July or August, 2018. The Company expects to resume paying pricipal on the loan in September, 2018. As of June 30, 2018 the remaining loan balance is classified as a current liability since all principal payments are due within twelve months of the balance sheet date.

Debt payment obligations due based on principal payments are as follows (in thousands):

Years ending December 31:
Remainder of 2018	$1,843
2019	5,845
$7,688

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

12. Notes payable (continued)

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was less than $0.1 million, less than $0.1 million, $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2018 and 2017, respectively.

13. Collaboration and license arrangements

Joint development and license agreement (JDLA)

The Company’s JDLA with bioMérieux, a related party, was amended in 2016.  Following the amendment, a total of $3.2 million of consideration was assigned to the deliverables and collaboration activities outlined in the amendment to the JDLA. The consideration of $3.2 million will be recognized over the performance period which began in the fourth quarter 2016 and is expected to be completed in the year ending December 31, 2019. The Company recognized revenue of $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively, as collaboration revenue and as of June 30, 2018, $1.6 million of arrangement consideration remains in deferred revenue. The Company recognized revenue of $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively, as collaboration revenue.

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

Upon execution of the license in one of the fields in December 2016, the $1.0 million license fee, in addition to the $0.8 million allocated to the option for this field, resulted in a total of $1.8 million of consideration being recognized as revenue as there were no remaining undelivered performance obligations. Because the negotiations remain ongoing with respect to the other two fields, the consideration allocated to these options of $1.2 million has been deferred and is recorded as deferred revenue as of June 30, 2018 and December 31, 2017.

14. Business combinations

On January 30, 2018, the Company completed the acquisition of Aushon pursuant to an Agreement and Plan of Merger dated January 30, 2018 (the “Aushon Acquisition”).  The Company acquired Aushon to complement its existing product line, improve its existing research and development capabilities in assay development and software engineering, and expand its customer base.  The Aushon Acquisition has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

In connection with the closing of the Aushon Acquisition, the Company paid $3.2 million at closing, and an additional $0.8 million in July, 2018, the six-month anniversary following the acquisition date.

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

The Company incurred a total of $0.1 million in transaction costs in connection with the transaction, which were included in selling, general and administrative expense within the consolidated statement of operations for the six months ended June 30, 2018.

15. Goodwill and Acquired Intangible Assets

As of June 30, 2018 the carrying amount of goodwill was $1.3 million. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2017	$—
Goodwill acquired	1,308
Balance as of June 30, 2018	$1,308

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

15. Goodwill and Acquired Intangible Assets (continued)

Purchased intangible assets consist of the following (in thousands):

	Estimated	June 30, 2018
	Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$1,650	$(172)	$1,478
Customer relationships	10	1,250	(95)	1,155
Trade names	3	50	(7)	43
Total		$2,950	$(274)	$2,676

The Company recorded amortization expense of $0.2 million and $0.3 million, for the three and six months ended June 30, 2018, respectively.  No amortization expense was recognized for the three and six months ended June 30, 2017.   Amortization relating to developed technology is recorded within research and development expense, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names is recorded within general and administrative expenses.

Future estimated amortization expense of acquired intangibles as of June 30, 2018 is as follows (in thousands):

Remainder of 2018	$328
2019	582
2020	500
2021	403
2022	320
Thereafter	543

16. Related party transactions

bioMérieux is a customer through its Joint Development and License Agreement and also a holder of the Company’s common stock. bioMérieux formerly also had a designee on the Company’s Board of Directors. The Company recognized revenue related to the JDLA with bioMérieux of $0.3 million, $0.3 million, $0.5 million and $0.5 million in the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2018 and 2017, respectively, from bioMérieux. The Company also had deferred revenue of $1.6 million and $2.1 million at June 30, 2018 and December 31, 2017, respectively.

Quanterix Corporation

Notes to consolidated financial statements

(Unaudited)

16. Related party transactions (continued)

The Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tuft’s equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. During the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, the Company recorded royalty expense of $0.2 million, $0.1 million, $0.3 million and $0.2 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2017, Harvard University became a related party. Revenue recorded from sales to Harvard University were less than $0.1 million for the three and six months ended June 30, 2018.

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

We currently sell all of our products for life science research, primarily to laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, China, Japan, India, Lebanon, Singapore, South Korea and Taiwan. We grew our revenue from $12.2 million in 2015 to $17.6 million in 2016 and to $22.9 million in 2017, and from $10.6 million in the first half of 2017 to $16.2 million in the first half of 2018.

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

On January 30, 2018, we acquired Aushon Biosystems, Inc. for $3.2 million in cash, with an additional payment of $0.8 million made in July 2018, six months after the acquisition date. We believe that this acquisition provides us technologies and expertise to help further expand our instrument and biomarker menu. Additionally, we expect that Aushon’s CLIA-certified laboratory will help accelerate our entry into pharmaceutical services.

As of June 30, 2018, we had cash and cash equivalents of $60.5 million. Since inception, we have incurred net losses. Our net loss was $27.0 million, $23.2 million, and $15.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $14.5 million and $13.0 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $158.9 million and stockholders’ equity of

$53.2 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

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

•                  add operational, financial and management information systems; and

•                  incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Three months ended June 30, 2018	% of revenue	Three months ended June 30, 2017	% of revenue	$ change	% change
Product revenue	$5,200	60.2%	$3,337	64.1%	$1,863	55.8%
Service and other revenue	3,174	36.7%	1,608	30.8%	1,566	97.4%
Collaboration and license revenue	269	3.1%	268	5.1%	1	0.4%
Total revenue	8,643	100.0%	5,213	100.0%	3,430	65.8%
Cost of product revenue	2,945	34.1%	1,834	35.2%	1,111	60.6%
Cost of service revenue	1,725	20.0%	1,198	23.0%	527	44.0%
Research and development	3,705	42.8%	3,903	74.9%	(198)	(5.1)%
Selling, general and administrative	7,579	87.7%	4,747	91.0%	2,832	59.7%
Total operating expenses	15,954	184.6%	11,682	224.1%	4,272	36.6%
Loss from operations	(7,311)	(84.6)%	(6,469)	(124.1)%	(842)	13.0%
Interest expense, net	16	0.2%	(240)	(4.6)%	256	(106.7)%
Other income (expense), net	(48)	(0.6)%	77	1.5%	(125)	(162.3)%
Net loss	$(7,343)	(85.0)%	$(6,632)	(127.2)%	(711)	10.7%

Revenue

Revenue increased by $3.4 million, or 65.8%, to $8.6 million for the three months ended June 30, 2018 as compared to $5.2 million for the three months ended June 30, 2017. Product revenue consisted of sales of instruments totaling $1.8 million and sales of consumables and other products of $3.4 million for the three months ended June 30, 2018. Product revenue consisted of sales of instruments totaling $1.7 million and sales of consumables and other products totaling $1.6 million for the three months ended June 30, 2017. Average sales prices of the Simoa HD-1 Analyzer and consumables did not change materially in the three months ended June 30, 2018 as compared with the three months ended June 30, 2017. Overall average instrument prices have decreased slightly following the introduction of the Quanterix SR-X in the fourth quarter of 2017, which has a lower sales price than the Simoa HD-1 Analyzer. The increase in product revenue of $1.9 million was primarily due to the sale of more instruments in the three months ended June 30, 2018 and increased sales of consumables. The installed base of Simoa instruments increased from June 30, 2017 to June 30, 2018, and as these additional instruments were used by customers, the consumable sales increased. The increase in service and other revenue of $1.6 million was due to increased services performed in our Simoa Accelerator Laboratory; more customers are using these services, and existing customers are using the Accelerator Laboratory more frequently. Collaboration and license revenue in the three months ended June 30, 2018 consists of revenue related to the collaboration arrangement with bioMérieux that was modified in the fourth quarter of 2016.

As part of the modification of the collaboration agreement with bioMérieux in the fourth quarter of 2016, we received $2.0 million in additional consideration. This additional consideration along with the deferred revenue on the date of the modification is being recognized over our estimated period of performance, which was initially determined to be 36 months. The estimated performance period is evaluated each reporting period and continues to be consistent with the initial estimate.

Cost of Product, Service and License Revenue

Cost of product revenue increased by $1.1 million, or 60.6%, to $2.9 million for the three months ended June 30, 2018 as compared to $1.8 million for the three months ended June 30, 2017. The increase was primarily due to increased sales of consumables and instruments. Cost of service revenue increased to $1.7 million for the three months ended June 30, 2018 from $1.2 million for the three months ended June 30, 2017. The increase was primarily due to higher utilization of the Simoa Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue decreased to 54.0% of total revenue for the three months ended June 30, 2018 as compared to 58.2% for the three months ended June 30, 2017, primarily as a result of increased service revenue offsetting costs associated with the new product launch of the Quanterix SR-X and the impact of the Aushon acquisition.

Research and Development Expense

Research and development expense decreased slightly by $0.2 million, or 5.1%, to $3.7 million for the three months ended June 30, 2018 as compared to $3.9 million for the three months ended June 30, 2017. The decrease was primarily due to a reduction in outside development costs related to our Quanterix SR-X instrument for which development was completed and product launched commercially in the fourth quarter of 2017. The reduction in project costs for the Quanterix SR-X instrument offset an increase in research and development costs due to increased headcount in research and development and the increased use of outside development firms as we increased our new product development efforts.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $2.9 million, or 59.7%, to $7.6 million for the three months ended June 30, 2018 as compared to $4.7 million for the same period in 2017. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, public company costs, transaction fees and amortization of intangibles associated with the Aushon acquisition, and stock compensation expense.

Interest and Other Expense, Net

Interest and other expense, net decreased by $0.1 million, to less than $0.1 million for the three months ended June 30, 2018 as compared to $0.2 million for the same period in 2017, primarily due to the interest income earned on cash equivalents in the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017 (dollars in thousands):

	Six months ended June 30, 2018	% of revenue	Six months ended June 30, 2017	% of revenue	$ change	% change
Product revenue	$9,945	61.5%	$6,762	64.1%	$3,183	47.1%
Service and other revenue	5,682	35.2%	3,252	30.8%	2,430	74.7%
Collaboration and license revenue	537	3.3%	537	5.1%	0	0.0%
Total revenue	16,164	100.0%	10,551	100.0%	5,613	53.2%
Cost of product revenue	5,718	35.4%	3,668	34.7%	2,050	55.9%
Cost of service revenue	3,301	20.4%	2,342	22.2%	959	40.9%
Research and development	7,349	45.5%	8,153	77.3%	(804)	(9.9)%
Selling, general and administrative	14,271	88.3%	8,913	84.5%	5,358	60.1%
Total operating expenses	30,639	189.6%	23,076	218.7%	7,563	32.8%
Loss from operations	(14,475)	(89.6)%	(12,525)	(118.7)%	(1,950)	15.6%
Interest expense, net	(9)	(0.1)%	(496)	(4.7)%	487	(98.2)%
Other income (expense), net	(61)	(0.3)%	(2)	0%	(59)	2,950.0%
Net loss	$(14,545)	(90.0)%	$(13,023)	(123.4)%	(1,522)	11.7%

Revenue

Revenue increased by $5.6 million, or 53.2%, to $16.2 million for the six months ended June 30, 2018 as compared to $10.6 million for the six months ended June 30, 2017. Product revenue consisted of sales of instruments totaling $3.7 million and sales of consumables and other products of $6.2 million for the six months ended June 30, 2018. Product revenue consisted of sales of instruments totaling $3.5 million and sales of consumables and other products totaling $3.3 million for the six months ended June 30, 2017. Average sales prices of the Simoa HD-1 Analyzer and consumables did not change materially in the six months ended June 30, 2018 as compared with the six months ended June 30, 2017. Overall average instrument prices have decreased slightly following the introduction of the Quanterix SR-X in the fourth quarter of 2017, which has a lower sales price than the Simoa HD-1 Analyzer. The increase in product revenue of $3.2 million was primarily due to the sale of more instruments in the six months ended June 30, 2018 and increased sales of consumables. The installed base of Simoa instruments increased from June 30, 2017 to June 30, 2018, and as these additional instruments were used by customers, the consumable sales also increased. The increase in service and other revenue of $2.4 million was due to increased services performed in our Simoa Accelerator Laboratory; more customers are using these services, and existing customers are using the Accelerator Laboratory more frequently. Collaboration and license revenue in the six months ended June 30, 2018 and 2017 consisted of revenue related to the collaboration arrangement with bioMérieux that was modified in the fourth quarter of 2016.

Cost of Product, Service and License Revenue

Cost of product revenue increased by $2.0 million, or 55.9%, to $5.7 million for the six months ended June 30, 2018 as compared to $3.7 million for the six months ended June 30, 2017. The increase was primarily due to increased sales of consumables and instruments. Cost of service revenue increased to $3.3 million for the six months ended June 30, 2018 from $2.3 million for the six months ended June 30, 2017. The increase was primarily due to higher utilization of the Simoa Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue slightly decreased to 55.8% of total revenue for the six months ended June 30, 2018 as compared to 56.9% for the six months ended June 30, 2017, primarily as a result of increased service revenue offsetting costs associated with the new product launch of the Quanterix SR-X and the impact of the Aushon acquisition.

Research and Development Expense

Research and development expense decreased slightly by $0.9 million, or 9.9%, to $7.3 million for the six months ended June 30, 2018 as compared to $8.2 million for the six months ended June 30, 2017. The decrease was primarily due to a reduction in outside development costs related to our Quanterix SR-X instrument for which development was completed and product launched commercially in the fourth quarter of 2017. The reduction in project costs for the Quanterix SR-X instrument offset an increase in research and development costs due to increased headcount in research and development and the increased use of outside development firms as we increased our new product development efforts.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $5.4 million, or 60.1%, to $14.3 million for the six months ended June 30, 2018 as compared to $8.9 million for the same period in 2017. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, public company costs, transaction fees and amortization of intangibles associated with the Aushon acquisition, and stock compensation expense.

Interest and Other Expense, Net

Interest and other expense, net decreased by $0.4 million, to less than $0.1 million for the six months ended June 30, 2018 as compared to $0.5 million for the same period in 2017, primarily due to an increase in interest income earned on cash equivalents.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $14.5 million and $13.0 million and used $14.0 million and $10.2 million of cash from our operating activities for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $158.9 million.

As of June 30, 2018, we had cash and cash equivalents of $60.5 million, and no additional amounts were available to borrow under our debt facility.

Sources of Liquidity

To date, we have financed our operations principally through equity offerings, borrowings from credit facilities and revenue from our commercial operations.

Equity Offerings

In December 2017, we completed our IPO in which we sold 4,916,480 shares of common stock at an initial public offering price of $15.00 per share. The aggregate net proceeds received by us from the offering, net of underwriting discounts and commissions and offering expenses, were $65.6 million. Prior to the IPO, we had raised capital through the sale of redeemable convertible preferred stock in private placement transactions.

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

In March 2017, we signed Amendment 3 to the Loan Agreement increasing the total facility available by $5.0 million to a total of $18.0 million. We had until February 28, 2018 to draw down from this additional available amount. As of March 31, 2018, we had not drawn any of this additional facility.  Additionally, the lender may provide an optional term loan, solely at the lender’s discretion, for an incremental $5.0 million. We have until September 3, 2018 to request a draw down from this additional amount. As of June 30, 2018, we have not requested to draw any of this amount. Principal payments were delayed to September 1, 2018 and the loan maturity date was extended to March 1, 2019.  We voluntarily made principal payments in the months of March, April and May, 2018.  No principal payments were made in June, July or August 2018.  We expect to resume paying principal on the loan in September, 2018. The amendment did not affect the due date of the existing end of term fees (in aggregate $0.5 million) which were due on February 1, 2018. In connection with this amendment, we issued Hercules a warrant to purchase up to 38,828 shares of our Series D Preferred Stock at an exercise price of $3.67 per share. Upon closing of the IPO, this warrant was automatically converted into a warrant to purchase up to 12,080 shares of our common stock at an exercise price of $11.80 per share.

The Loan Agreement and amendments contain end of term payments and are recorded in the debt accounts. $0.5 million of end of term payments were paid in the first half of 2018.

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

Debt principal repayments, including the end of term fees, due as of June 30, 2018 are (in thousands):

Years ending December 31:
Remainder of 2018	$1,843
2019	5,845
$7,688

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Six Months ended June 30,
	2018	2017
Net cash used in operating activities	$(13,970)	$(10,219)
Net cash used in investing activities	(3,691)	(663)
Net cash (used in) provided by financing activities	(1,547)	7,504
Net decrease in cash and cash equivalents	$(19,208)	$(3,378)

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

Net cash used in operating activities was $14.0 million during the six months ended June 30, 2018. Net cash used in operating activities primarily consisted of the net loss of $14.5 million, and a decrease in accounts payable and accrued expenses of $1.6 million.  Other cash outflows including an increase in inventory of $1.1 million, an increase of prepaid and other expenses of $0.7 million and decrease in deferred revenue of $0.5 million are primarily offset by a decrease in accounts receivable of $2.2 million, non-cash stock compensation expense of $1.5 million and other non-cash adjustments of $0.7 million.

Net cash used in operating activities was $10.2 million during the six months ended June 30, 2017. Net cash used in operating activities primarily consisted of net loss of $13.0 million, primarily offset by a $2.0 million increase in deferred revenue.

Net Cash Used in Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure and work force. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.

We used $3.7 million of cash in investing activities during the six months ended June 30, 2018 consisting of cash paid in the acquisition of Aushon, net of cash acquired, and for purchases of capital equipment to support our infrastructure.

We used $0.7 million of cash in investing activities during the six months ended June 30, 2017 for purchases of capital equipment to support our infrastructure.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our convertible preferred stock and borrowings from credit facilities, the sale of shares of our common stock in our IPO and revenues from our commercial operations.

We used $1.5 million of cash in financing activities during the six months ended June 30, 2018, which was primarily used in payments of outstanding debt of $1.9 million, partially offset by proceeds of common stock option exercises of $0.4 million.

We generated $7.5 million of cash in financing activities during the six months ended June 30, 2017, which primarily was from the sale of 2,113,902 shares of our Series D-1 Preferred Stock in June 2017 for net proceeds of $8.4 million, which was partially offset by payments of outstanding debt.

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

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least the next 24 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Critical Accounting Policies, Significant Judgments, and Estimates

Business Combinations

Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. These valuations require significant estimates and assumptions, especially with respect to intangible assets.

We typically use the discounted cash flow method to value acquired intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that are used to manage the business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make significant judgments and estimates. Some of our accounting policies require estimates which may have a significant impact on amounts reported in these financial statements. A summary of our critical accounting policies and significant estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than adoption of the business combination policy, there have been no other material changes to our critical accounting policies as disclosed in that report.

Contractual Obligations and Commitments

As of June 30, 2018, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2017, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Off-balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2018, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 19, 2018, except that the following risk factor has been modified to, among other things, reflect the European Union’s General Data Protection Regulation that took effect in the quarter ended June 30, 2018.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability and reputational damage, which could adversely affect our business and our reputation.

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

Any such security breach or interruption, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation, or GDPR, in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. While we have taken steps to comply with the GDPR, including such as reviewing our security procedures and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful.

Further, unauthorized access, loss or dissemination of sensitive information could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our reputation and our business. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our products could be delayed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

We received approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. As of June 30, 2018, we had used approximately $5.1 million of the net proceeds from the offering for: operating expenses, capital investments, debt payments and the acquisition of Aushon. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 7, 2017 pursuant to Rule 424(b)(4) under the Securities

Issuer Purchases of Equity Securities

None.

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

QUANTERIX CORPORATION

Dated: August 10, 2018	By:	/s/ E. Kevin Hrusovsky
/s/ E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: August 10, 2018	By:	/s/ Joseph Driscoll
/s/ Joseph Driscoll
Chief Financial Officer (principal financial and accounting officer)