Form 10-Q
period 2018-09-30
Quanterix Corp
filed 2018-11-07
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of November 1, 2018, the registrant had 22,197,779 shares of common stock, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$51,423	$79,682
Accounts receivable (including $18 and $123 from related parties as of September 30, 2018 and December 31, 2017, respectively)	4,648	5,599
Inventory	5,375	3,571
Prepaid expenses and other current assets	1,255	400
Total current assets	62,701	89,252
Restricted Cash	1,000	—
Property and equipment, net	2,836	1,874
Intangible assets, net	2,512	—
Goodwill	1,308	—
Other non-current assets	836	653
Total assets	$71,193	$91,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $19 and $0 to related parties as of September 30, 2018 and December 31, 2017)	$3,866	$3,552
Accrued compensation and benefits	3,404	2,624
Other accrued expenses (including $199 and $170 to related parties as of September 30, 2018 and December 31, 2017, respectively)	3,217	3,560
Deferred revenue (including $53 and $1,182 with related parties as of September 30, 2018 and December 31, 2017, respectively)	4,755	4,942
Current portion of long term debt	—	5,036
Total current liabilities	15,242	19,714
Deferred revenue, net of current portion (including $0 and $1,074 with related parties as of September 30, 2018 and December 31, 2017, respectively)	598	1,709
Long term debt, net of current portion	7,586	4,346
Other non-current liabilities	79	144
Total liabilities	23,505	25,913
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock`, $0.001 par value:
Authorized—5,000,000 shares as of September 30, 2018 and December 31, 2017; no shares issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of September 30, 2018 and December 31, 2017; issued and outstanding—22,151,410 and 21,707,041 shares as of September 30, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	214,220	210,196
Accumulated deficit	(166,554)	(144,352)
Total stockholders’ equity	47,688	65,866
Total liabilities and stockholders’ equity	$71,193	$91,779

See accompanying notes.

Quanterix Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenue (including related party activity of $43 and $10 for the three months ended September 30, 2018 and 2017, respectively, and $179 and $237 for the nine months ended September 30, 2018 and 2017, respectively)	$5,962	$3,293	$15,907	$10,055
Service and other revenue (including related party activity of $34 and $38 for the three months ended September 30, 2018 and 2017, respectively, and $100 and $129 for the nine months ended September 30, 2018 and 2017, respectively)	3,017	2,172	8,699	5,424
Collaboration and license revenue (including related party activity of $1,612 and $269 for the three months ended September 30, 2018 and 2017, respectively, and $2,149 and $806 for the nine months ended September 30, 2018 and 2017, respectively)	1,612	269	2,149	806
Total revenue	10,591	5,734	26,755	16,285
Costs of goods sold:
Cost of product revenue (including related party activity of $36 and $12 for the three months ended September 30, 2018 and 2017, respectively, and $158 and $164 for the nine months ended September 30, 2018 and 2017, respectively. including stock compensation expense of $20 and $49 for the three and nine months ended September 30, 2018, respectively)	3,277	1,905	8,995	5,573
Cost of services and other revenue (including stock compensation expense of $38 and $121 for the three months and nine months ended September 30, 2018, respectively)	1,719	1,264	5,021	3,606
Total costs of goods sold and services	4,996	3,169	14,016	9,179
Gross profit	5,595	2,565	12,739	7,106
Operating expense:
Research and development (including stock compensation expense of $152 and $361 for the three months and nine months ended September 30, 2018, respectively)	4,411	4,224	11,759	12,377
Selling, general and administrative (including stock compensation expense of $1,657 and $2,862 for the three months and nine months ended September 30, 2018, respectively)	8,846	4,728	23,117	13,641
Total operating expenses	13,257	8,952	34,876	26,018
Loss from operations	(7,662)	(6,387)	(22,137)	(18,912)
Interest income (expense), net	30	(240)	21	(735)
Other (expense) income, net	(25)	13	(86)	10
Net loss	$(7,657)	$(6,614)	$(22,202)	$(19,637)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(7,657)	$(6,614)	$(22,202)	$(19,637)
Accretion of preferred stock to redemption value	—	(1,112)	—	(3,301)
Accrued dividends on preferred stock	—	(16)	—	(48)
Net loss attributable to common stockholders	$(7,657)	$(7,742)	$(22,202)	$(22,986)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(3.13)	$(1.01)	$(9.51)
Weighted-average common shares outstanding, basic and diluted	22,070,786	2,475,166	21,917,823	2,416,984

See accompanying notes.

Quanterix Corporation

Nine months ended September 30, 2018

Condensed Consolidated Statement of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

	Common stock shares	Common stock value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2017	21,707,041	$22	$210,196	$(144,352)	$65,866
Exercise of common stock warrants	16,718	—	—	—	—
Exercise of common stock options and vesting of restricted stock	427,651	—	684	—	684
Common stock issuance offering costs	—	—	(53)	—	(53)
Stock-based compensation expense	—	—	3,393	—	3,393
Net loss	—	—	—	(22,202)	(22,202)
Balance at September 30, 2018	22,151,410	$22	$214,220	$(166,554)	$47,688

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(22,202)	$(19,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,020	337
Stock-based compensation expense	3,393	1,431
Non-cash interest expense	133	183
Change in fair value of preferred stock warrants	1	(62)
Changes in operating assets and liabilities:
Accounts receivable	1,160	(287)
Prepaid expenses and other assets	(753)	(358)
Inventory	(976)	(1,035)
Other non-current assets	(33)	(2,039)
Accounts payable	152	697
Accrued compensation and benefits, other accrued expenses and other liabilities	(55)	1,344
Deferred revenue	(2,453)	1,722
Net cash used in operating activities	(20,613)	(17,704)
Investing activities
Purchases of property and equipment	(1,397)	(793)
Purchase of investments	(150)	—
Acquisitions, net of cash acquired	(3,800)	—
Net cash used in investing activities	(5,347)	(793)
Financing activities
Proceeds from sale of preferred stock, net of issuance costs	—	8,423
Proceeds from sale of common stock, net of issuance costs	(53)	—
Proceeds from exercise of stock warrants	—	1
Proceeds from stock options exercised	684	72
Proceeds from the issuance of Long Term Debt and warrants, net of issuance costs	—	(59)
Payments on Long Term Debt	(1,930)	(921)
Net cash (used in) provided by financing activities	(1,299)	7,516
Net decrease in cash and cash equivalents	(27,259)	(10,981)
Cash, restricted cash, and cash equivalents at beginning of period	79,682	29,671
Cash, restricted cash, and cash equivalents at end of period	$52,423	$18,690
Supplemental cash flow information
Accretion of redeemable convertible preferred stock to redemption value	$—	$3,301
Cash paid for interest	$506	$560
Warrants issued to lenders	$—	$119
Purchases of property and equipment included in accounts payable	$—	$277

See accompanying notes.

Quanterix Corporation

Notes to condensed financial statements

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

The Company acquired Aushon Biosystems, Inc. (Aushon) in January 2018 and will market and sell Aushon-developed instruments and biomarker assays. In addition, the Company plans to utilize the Aushon CLIA-certified laboratory to enhance its research service offering to customers.

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

Basis of Presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 19, 2018 (the 2017 Annual Report on Form 10-K). The consolidated financial information as of December 31, 2017 has been derived from the audited 2017 consolidated financial statements included in our 2017 Annual Report on Form 10-K.

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

2. Significant accounting policies

Principles of consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Quanterix Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In making those estimates and assumptions, the Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. The Company’s significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, fair value of equity instruments and notes receivable, fair value of assets acquired and liabilities assumed in acquisitions, valuation allowances recorded against deferred tax assets, and stock-based compensation. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash represents collateral for a letter of credit issued as security for the lease for the Company’s new headquarters. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from September 30, 2018.

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

The new revenue standard is effective for the Company for the year ending December 31, 2019 and for all interim periods within such year.  The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently intends to adopt the new revenue standard on January 1, 2019 using the modified retrospective method. Under this adoption method, the Company will recognize the cumulative effect, if any, of changes in revenue recognition and costs to obtain or fulfill a contract related to prior periods as an adjustment to its opening balance of retained earnings.  The Company has formed an implementation team and has completed a preliminary assessment of potential impacts of implementing the new revenue standard. This assessment includes an analysis of the Company’s current portfolio of customer contracts and a review of its historical accounting policies and practices to identify potential differences in applying the new revenue standard.

In September 2018,  bioMérieux provided to the Company a notice of termination of the BMX Agreement.  As a result, all unrecognized deferred revenues associated with the BMX Agreement were immediately recognized in revenues.  Therefore, the adoption of ASC 606 on January 1, 2019 will have no impact on the BMX Agreement.  The Company continues to hold ongoing negotiations with a diagnostics company and cannot predict at this time whether the unfulfilled performance obligations and the related unamortized deferred revenues under these arrangements will remain open at January 1, 2019. The Company is continuing to evaluate the impact of the new revenue standard on all of its revenues and costs to obtain or fulfill a contract, including those mentioned above, and its assessment may change in the future based on its ongoing evaluation.

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

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for us beginning in the first quarter of 2020, with early adoption permitted. We are currently evaluating the expected impact of ASU 2016-13 on our consolidated financial statements.

In  November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), requiring restricted cash and cash equivalents to be included in the statement of cash flows. As the Company avails itself of the extended transition period as an emerging growth company under the JOBS Act, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted in an interim period and any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company adopted the ASU 2016-18 in the third quarter of 2018 and its adoption resulted in the inclusion of restricted cash in total cash and cash equivalents in the determination of changes in cash and cash equivalents of the statement of cash flows. The presentation of the restriced cash on the balance sheet remained the same. Restricted cash amount to $1 million at September 30, 2018 (unaudited) and $0 for December 31, 2017.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect adoption of this ASU to be material to its ongoing financial reporting or on known trends, demands, uncertainties and events in its business.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of September 30, 2018, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

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

Service and other revenue

Service revenue includes revenue from the implied one-year service type warranty obligation, revenue from extended service contracts, research services performed on behalf of a customer in the Company’s Simoa Accelerator Lab, and CLIA lab, and other services that may be performed. Revenue for the implied one-year service type warranty is initially deferred at the time of instrument revenue recognition and is recognized ratably over a 12-month period starting on the date of instrument installation. Revenue for extended warranty contracts is recognized ratably over the service period. Revenue for research and development services and other services is generally recognized based on proportional performance of the contract, when the Company’s ability to complete project requirements is reasonably assured. Most of these services are completed in a short period of time from the receipt of the customer’s order. When significant risk exists in the Company’s ability to fulfill project requirements, revenue is recognized upon completion of the contract.

Collaboration and license revenue

Collaboration and license revenue relates to the Joint Development and License Agreement (JDLA) with bioMérieux SA (bioMérieux) as amended and restated in December 2016 by the Amended and Restated License Agreement (the Amended JDLA) ) and the agreements with a diagnostics company. Refer to Note 11 of the 2017 Annual Report on Form 10-K for a description of these arrangements and the Company’s revenue recognition policies for these agreements. On September 6, 2018, bioMérieux  notified the Company that it was terminating the Amended JDLA, forfeiting any future IVD licensing rights to Quanterix’ Simoa technology and enabling Quanterix to consolidate and regain control of all Simoa IVD licensing and IP rights. As a result of the termination the Company recognized $1.6 million in collaboration and license revenue previously held in deferred revenue.

Multiple element arrangements

Many of the Company’s instrument sales involve the delivery of multiple products and services. The elements of an instrument sale typically include the instrument installation (when required), an implied one year service type warranty, and in some cases the Company may also sell assays, consumables, or other services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

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

Net revenue by product and service line are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Product revenue
Instrument and accessories	$2,269	$1,425	$6,043	$4,881
Consumable and other product	3,693	1,868	9,864	5,174
Total	$5,962	$3,293	$15,907	$10,055
Service and other revenue
Accelerator and CLIA Lab services	$1,877	$1,408	$5,576	$3,442
Other services	1,140	764	3,123	1,982
Total	$3,017	$2,172	$8,699	$5,424

The following table reflects total revenue (in thousands) by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States, Canada and Mexico; EMEA consists of Europe, Middle East, and Africa; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
North America	$6,515	62%	$3,186	56%	$16,138	60%	$9,629	59%
EMEA	3,526	33%	1,867	32%	8,767	33%	5,093	31%
Asia Pacific	550	5%	681	12%	1,850	7%	1,563	10%
Total	$10,591	100%	$5,734	100%	$26,755	100%	$16,285	100%

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	September 30,
	2018	2017
Redeemable convertible preferred stock	—	14,176,012
Unvested restricted common stock and restricted stock units	376,949	226,956
Outstanding stock options	2,565,895	2,291,207
Outstanding warrants	76,041	120,657
Total	3,018,885	16,814,832

As of September 30, 2018 and 2017, the Company had an obligation to issue warrants to purchase 93,341 shares of common stock or 300,000 shares of Series A-3 Preferred Stock, respectively, to a vendor if a contract is terminated prior to a minimum purchase commitment being met. Upon completion of the IPO in December 2017, the warrants to purchase shares of Series A-3 Preferred Stock were converted to warrants to purchase shares of common stock at a 1-for-3.214 basis. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

The Company’s redeemable convertible preferred stock was entitled to receive dividends based on dividends declared to common stockholders, thereby giving the preferred stockholders the right to participate in undistributed earnings of the Company above the stated dividend rate. However, preferred stockholders did not have a contractual obligation to share in the net losses of the

Company. The Company operated in a net loss position for the three and nine months ended September 30, 2017 and, therefore the Company’s accounting for basic and diluted earnings per share was unaffected by the participation rights of the preferred stockholders.  The shares of preferred stock outstanding at September 30, 2017 were converted to shares of common stock at the time of the IPO on a 1-for-3.214 basis.

5.  Fair value of financial instruments

ASC Topic 820, Fair Value Measurement (Topic 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

Topic 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

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

Fair value measurements as of September 30, 2018 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(unaudited)
Financial assets
Cash equivalents	$49,310	$49,310	$—	$—
Note receivable	150	—	0	150
Total	$49,460	$49,310	$0	$150

Fair value measurements as of December 31, 2017 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$78,182	$78,182	$—	$—
Total	$78,182	$78,182	$—	$—

The Company’s asset with fair value categorized as Level 3 consists of a convertible note with a privately held company as more fully described in Note 7, Investments. The fair value of the asset is based on a fair value approach. The most significant assumptions in the valuation assessment are the likelihood of conversion, the financial health of the private company to which the note is issued, and ability of the private company to repay the loan.

6. Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$1,660	$1,032
Work in process	2,363	968
Finished goods	1,352	1,571
Total	$5,375	$3,571

Inventory comprises commercial instruments, assays, and the materials required to manufacture assays.

7. Investments

During the third quarter of 2016, the Company purchased a minority interest in preferred stock in a privately held company for $0.3 million.  During the third quarter of 2018, the Company was issued a convertible note by a privately held company having a principal amount of $0.2 million.

The investments are recorded on a cost basis in other non-current assets on the accompanying balance sheets as the Company does not have a controlling interest, does not have the ability to exercise significant influence over the privately held companies, and the fair value of these equity investments are not readily determinable.  The Company performs an impairments analysis at each reporting period to determine if the carrying value must be reduced due to a decrease in the value of the investment, which includes consideration of whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  The Company has determined there was no impairment during the nine months ended September 30, 2018 or in any prior period.

The convertible note is held as an available-for-sale investment, which are carried at fair market value, with the unrealized gains and lossess included in the determination of comprehensive income and reportin stockholders equity. When determining the estimated fair value of the convertible notes the Company used a commonly accepted valuation methodology and market-based risk measurement that are indirectly observable, such as credit risk.

The below provides a roll-forward of the fair value of the Company’s convertible note, which include Level 3 inputs (in thousands):

For the nine months ended September 30, 2018
Beginning Balance	—
Additions	150
Ending Balance	150

8. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued inventory	$542	$835
Accrued royalties	251	221
Accrued professional services	580	346
Accrued development costs	1,533	1,559
Accrued other	311	599
Total accrued expenses	$3,217	$3,560

9. Redeemable convertible preferred stock

The Company has a class of authorized preferred stock amounting to 5,000,000 shares as of September 30, 2018 and December 31, 2017. The authorized preferred stock was classified under stockholders’ equity at September 30, 2018 and December 31, 2017.

Prior to the IPO in December 2017, the Company had multiple classes of preferred stock outstanding.  These shares of preferred stock were converted to shares of common stock at the time of the IPO on 1-for-3.214 shares basis.  The reconciliation of net loss attributable to common shareholders in the consolidated statement of operations for the three and nine months ended September 30, 2017 includes an adjustment for accretion of preferred stock to redemption value.

10. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

During the nine months ended September 30, 2018, the Company issued warrants to purchase common stock to a consultant providing services for the Company.  Additionally, during the nine months ended September 30, 2018, warrants were exercised by a holder on a net, non-cash, basis.  A summary of warrant activity is as follows:

	Shares	Weighted average exercise price
Warrants outstanding as of December 31, 2017	86,090	9.14
Granted	10,000	21.00
Exercised	(20,049)	3.35
Warrants outstanding as of September 30, 2018	76,041	12.23

Stock-based compensation

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of product revenue	$20	$7	$49	$18
Cost of service and other revenue	38	12	121	31
Research and development	152	53	361	126
General and administrative	1,657	551	2,862	1,256
Total	$1,867	$623	$3,393	$1,431

As of September 30, 2018, under the 2007 Stock Option and Grant Plan (the 2007 Plan), options to purchase 2,015,828 shares of our common stock were outstanding, 805,853 shares of our common stock had been issued and were outstanding pursuant to the exercise of options, 1,128,975 shares of our common stock had been issued and were outstanding pursuant to restricted or unrestricted stock awards, and no shares of our common stock were available for future awards. In connection with the completion of the IPO, the Company terminated the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of up to 1,042,314 shares or options to purchase shares of common stock plus up to 2,490,290 shares of our common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. As of September 30, 2018, 110,223 shares were available for grant under the 2017 Plan.

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

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). As of September 30, 2018, the 2017 ESPP allowed for the issuance of up to 427,305 shares of common stock and 427,305 shares were available for grant under the 2017 ESPP.

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

Stock options

Under the 2007 Plan and 2017 Plan, stock options may not be granted with exercise prices of less than fair market value on the date of the grant. Options generally vest ratably over a four-year period with 25% vesting on the first anniversary and the remaining 75% vesting ratably on a monthly basis over the remaining three years. These options expire ten years after the grant date. Activity under the 2007 Plan and the 2017 Plan was as follows:

		Weighted-	Remaining	Aggregate
		average	contractual	intrinsic
		exercise	life	value
	Options	price	(in years)	(in thousands)
Outstanding at December 31, 2017	2,249,843	6.05	7.80	$34,695
Granted	629,703	$18.57
Exercised	(234,015)	$2.92
Cancelled or forfeited	(79,624)	$12.58
Outstanding at September 30, 2018	2,565,907	$9.21	7.85	$31,368
Vested and expected to vest at September 30, 2018	2,565,907	$9.21	7.85	$31,368
Exercisable at September 30, 2018	1,160,407	$5.22	6.57	$18,795

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the nine months ended September 30, 2018 and 2017 was $7.32 and $4.50 per share, respectively. The expense related to awards granted to employees was $0.7 million and $1.8 million for the three and nine months ended September 30, 2018, respectively.  The expense related to awards granted to employees was $0.4 million and $0.9 million for the three and nine months ended September 30, 2017, respectively. The intrinsic value of stock options exercised was $0.6 million and $3.4 million for the three and nine months ended September 30, 2018, respectively.  The intrinsic value of stock options exercised was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, respectively. Activity related to non-employee awards was not material to the three and nine months ended September 30, 2018 and 2017.

At September 30, 2018, there was $7.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.81 years.

The fair value of stock options granted to employees and directors for their services on the Company’s Board of Directors is estimated on the grant date using the Black-Scholes option-pricing model, based on the assumptions noted in the following table:

	Nine months ended September 30,
	2018	2017
Risk-free interest rate	2.82%	2.0%
Expected dividend yield	None	None
Expected term (in years)	5.85	6.0
Expected volatility	34.98%	51.7%

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied.  In December 2014, the Company issued 78,912 shares of restricted common stock to a director of the Company under the 2007 Plan. Under the terms of the agreement, shares of common stock issued are subject to a four year vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued

781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted stock awards were granted during the nine months ended September 30, 2018. A summary of restricted stock activity is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested restricted common stock as of December 31, 2017	177,192	$3.11
Vested	(137,386)	$3.11
Unvested restricted common stock as of September 30, 2018	39,806	$3.12

The expense related to awards granted to employees and directors was $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.  The expense related to awards granted to employees and directors was $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.

At September 30, 2018, there was $0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 0 years.

The aggregate fair value of restricted stock awards that vested during the nine months ended September 30, 2018, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting, was $1.9 million.

Restricted stock units

Restricted stock units represent the right to receive shares of common stock upon meeting specified vesting requirements. In the nine months ended September 30, 2018, the Company issued 393,386 restricted stock units to employees of the Company under the 2017 Plan. Under the terms of the agreements, 56,196 of the restricted stock units issued are subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, 18,200 of the restricted stock units issued are subject to vesting with 50% vesting on December 31, 2018 and 50% vesting on December 31, 2019, 3,100 of the restricted stock units are subject to a four year vesting schedule with 25% vesting on each anniversary, 15,890 of the restricted stock units vest on December 31, 2018, 50,000 of the restricted stock units vested on August 31, 2018, and 250,000 of the restricted stock units vest evenly over 40 months on the last day of every month starting September 30, 2018.  A summary of restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested restricted stock units as of December 31, 2017	—	—
Granted	393,386	$15.60
Unvested restricted stock units as of September 30, 2018	393,386	$15.60

The expense related to awards granted to employees and directors was $1.1 million for the three and $ 1.2 million for the nine months ended September 30, 2018.

At September 30, 2018, there was $5.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 3.13 years.

11. Commitments and contingencies

License agreements

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tuft’s equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sub licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company was committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018 and 2017, the Company recorded royalty expense of $0.2 million, $0.1 million, $0.5 million and $0.3 million, respectively, in cost of product revenue on the consolidated statements of operations.

Other licenses

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non-exclusive, non-sublicenseable third party’s license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid-single digit royalty. The Company is required to make mid-single digit royalty payments on net sales of products and services which utilize the licensed technology. The Company must pay the greater of calculated royalties on net sales or an annual minimum royalty of $50 thousand. The Company also has certain other licenses related to the purchase of certain antibodies. During the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018 and 2017, the Company recorded royalty expense related to these agreements of $0.1 million, less than $0.1 million, $0.3 million and $0.2 million, respectively, in cost of product revenue on the consolidated statements of operations.

Lease commitments

During the year ended December 31, 2014, the Company entered into a lease agreement for the Company’s current corporate headquarters with a lease term that expires in June 2020. The lease agreement contains a period of free rent and annual increases to rental amounts. The Company executed its right to not extend the current lease. See Note 18 for further discussion of the new lease.

In connection with the acquisition of Aushon in January 2018, the Company assumed the existing Aushon lease for facilities in Billerica, Massachusetts. In August 2018 the Company terminated the Aushon lease effective September 1, 2019. The Company is required to pay $75,933 no later than July 1, 2019 in consideration for the early termination.

Rent expense is recognized straight-line over the course of the lease term. As of September 30, 2018, less than $0.1 million of deferred rent expense was recorded in other non-current liabilities, and less than $0.1 million was recorded in other accrued expenses. The table below includes committed lease expenditures related to the new lease. See Note 18 for discussion of the new lease.

As of September 30, 2018, the minimum future rent payments under the lease agreements are as follows (in thousands):

Years ending December 31:
Remainder of 2018	341
2019	1,861
2020	2,618
2021	3,290
2022 and Forward	32,580
$40,690

The Company recorded $0.4 million, $0.2 million, $1.0 million and $0.8 million in rent expense for the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018 and 2017, respectively.

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

The Company’s supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven-year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs plus a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of September 30, 2018, assuming no additional commercial units were purchased, this fee would equal $11.6 million. The amount the Company could be obligated to pay under the minimum purchase commitment is reduced as each commercial unit is purchased. Also, if the Company terminates the Supply Agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of September 30, 2018 and December 31, 2017 was insignificant as there was a low probability of the warrants being issued.

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

12. Long Term Debt

Loan agreement

On April 14, 2014, the Company executed a Loan Agreement with a lender, as subsequently amended in March 2015, January 2016, March 2017, and August 2018. As of September 30, 2018, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on a calculation of the prime rate less 5.25% with a minimum interest rate of 8%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock.  The Loan Agreement also contains prepayment penalties and an end of term charge.  Fees incurred in execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

The end of term charge of $0.5 million, and principal payments of $1.4 million were paid during the nine months ended September 30, 2018.  Under the terms of the August 2018 amended agreement, principal payments were delayed until March 2020. The Company accounted for the August 2018 amendment as a modification pursuant to ASC 470-50 and determined that no material change occurred as a result of the modification. The Company voluntarily made principal payments in the months of March, April and May, 2018. No principal payments were made in June, July or August, 2018. Under the amended Loan Agreement, the remaining outstanding principal will be paid upon maturity of the note in March 2020. As of September 30, 2018, the remaining loan balance is classified as a long term liability since all principal payments are due greater than twelve months after the balance sheet date.

Debt payment obligations due based on principal payments are as follows (in thousands):

Years ending December 31:
Remainder of 2018	0
2019	$0
2020	7,687
$7,687

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $0.0 million, $0.1 million, $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018 and 2017, respectively.

13. Collaboration and license arrangements

Joint development and license agreement (JDLA)

The Company’s JDLA with bioMérieux, a related party, was amended in 2016.  Following the amendment, a total of $3.2 million of consideration was assigned to the deliverables and collaboration activities outlined in the Amended JDLA. The consideration of $3.2 million will be recognized over the performance period which began in the fourth quarter 2016. On September 6,

2018, bioMérieux notified the Company that it was terminating the Amended JDLA, forfeiting any future IVD licensing rights to the Company’s Simoa technology and enabling the Company to consolidate and regain control of all Simoa IVD licensing and IP rights. As a result of the termination, the Company immediately recognized $1.6 million in deferred revenue related to the agreement.

The Company recognized revenue of $1.6 million and $2.1 million for the three and nine months ended September 30, 2018, respectively, as collaboration revenue. The Company recognized revenue of $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, as collaboration revenue.

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

Upon execution of the license in one of the fields in December 2016, the $1.0 million license fee, in addition to the $0.8 million allocated to the option for this field, resulted in a total of $1.8 million of consideration being recognized as revenue as there were no remaining undelivered performance obligations. Because the negotiations remain ongoing with respect to the other two fields, the consideration allocated to these options of $1.2 million has been deferred and is recorded as deferred revenue as of September 30, 2018 and December 31, 2017.

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

In connection with the closing of the Aushon Acquisition, the Company paid $3.2 million at closing, and an additional $0.8 million in July 2018, the six-month anniversary of the acquisition date.

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

The Company incurred a total of $0.1 million in transaction costs in connection with the transaction, which were included in selling, general and administrative expense within the consolidated statement of operations for the nine months ended September 30, 2018.

15. Goodwill and Acquired Intangible Assets

As of September 30, 2018 the carrying amount of goodwill was $1.3 million. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2017	$—
Goodwill acquired	1,308
Balance as of September 30, 2018	$1,308

Purchased intangible assets consist of the following (in thousands):

	Estimated	September 30, 2018
	Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$1,650	$(275)	$1,375
Customer relationships	10	1,250	(152)	1,098
Trade names	3	50	(11)	39
Total		$2,950	$(438)	$2,512

The Company recorded amortization expense of $0.2 million and $0.4 million, for the three and nine months ended September 30, 2018, respectively.  No amortization expense was recognized for the three and nine months ended September 30, 2017.   Amortization relating to developed technology is recorded within research and development expense, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names is recorded within general and administrative expenses.

Future estimated amortization expense of acquired intangibles as of September 30, 2018 is as follows (in thousands):

Remainder of 2018	$164
2019	582
2020	500
2021	403
2022	320
Thereafter	543

16. Related party transactions

bioMérieux is a customer and also a holder of the Company’s common stock. bioMérieux formerly also had a designee on the Company’s Board of Directors. On September 6, 2018, bioMérieux notified the Company that it was terminating the Amended JDLA. The termination of the agreement resulted in the immediate recognition of the remaining deferred revenue. The Company recognized revenue related to the Amended JDLA with bioMérieux of $1.6 million, $0.3 million, $2.1 million and $0.8 million in the three months ended September 30, 2018 and 2017, and the nine months ended September 30, 2018 and 2017, respectively, from bioMérieux. The Company also had deferred revenue related to this agreement of $0 million and $2.1 million at September 30, 2018 and December 31, 2017, respectively.

The Company entered into the License Agreement for certain intellectual property with Tufts. Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. During the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company recorded royalty expense of $0.2 million, $0.1 million, $0.5 million and $0.3 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2017, Harvard University became a related party. Revenue recorded from sales to Harvard University were less than $0.1 million for the three and nine months ended September 30, 2018.

17. Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance the terms of the Letter of Credit in the lease agreement. See Note 18 for further discussion.

18. Subsequent events

On October 2, 2018, the Company entered into a 137 month (the “Term”) operating lease for the Company’s new headquarters in Billerica, MA. The lease is for approximately 92,000 square feet of office and laboratory space, and will commence on or about April 1, 2019. The monthly rent is approximately $272,000 with approximately a 2.5% increase each year in years 1-5 and 3% increases each year thereafter, plus triple net (“NNN”) costs for operating expenses, taxes, and insurance, and utilities. The lease contains a period of free rent equal to five months plus time the building is under construction. No NNN costs are paid during this five month free rent period. In addition, during the 13 months thereafter, the rent will be reduced to 50% of the stated rent amount, but 100% of the NNN costs will be payable. As part of the lease, the Company was required to enter into a $1.0 million Letter of Credit drawable by the lessor under specifically outlined conditions. The amount of the Letter of Credit will be reduced at 41 and 65 months after the commencement date of the lease to $750,000 and then $250,000, respectively.

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

We currently sell all of our products for life science research, primarily to laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, China, Japan, India, Lebanon, Singapore, South Korea and Taiwan. We grew our revenue from $12.2 million in 2015 to $17.6 million in 2016 and to $22.9 million in 2017, and from $16.3 million in the first nine months of 2017 to $26.8 million in the first nine months of 2018.

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

We initiated commercial launch of the Quanterix SR-X instrument in December 2017.  The Quanterix SR-X utilizes the same core Simoa technology and assay kits as the HD-1 Analyzer in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of applications.  While we expect the Quanterix SR-X to generate lower consumables revenue per instrument than the Simoa HD-1 Analyzer due to its lower throughput, as the installed base of the Simoa instruments increases, total consumables revenue overall is expected to increase. We believe that consumables revenue should be subject to less period-to-period fluctuation than our instrument sales revenue, and will become an increasingly important contributor to our overall revenue.

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

As of September 30, 2018, we had cash and cash equivalents of $51.4 million. Since inception, we have incurred net losses. Our net loss was $27.0 million, $23.2 million, and $15.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $22.2 million and $19.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $166.6 million and stockholders’ equity of $47.7 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

•                  expand our sales and marketing efforts to further commercialize our products and launch new products;

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

•                  add operational, financial and management information systems; and

•                  incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Three months ended	% of	Three months ended	% of	$	%
	September 30, 2018	revenue	September 30, 2017	revenue	change	change
Product revenue	$5,962	56%	$3,293	57%	$2,669	81%
Service and other revenue	3,017	28%	2,172	38%	845	39%
Collaboration and license revenue	1,612	15%	269	5%	1,343	499%
Total revenue	10,591	100%	5,734	100%	4,857	85%
Costs of Goods Sold:
Cost of product revenue	3,277	31%	1,905	33%	1,372	72%
Cost of service revenue and other revenue	1,719	16%	1,264	22%	455	36%
Total Costs of Goods Sold and Services	4,996	47%	3,169	55%	1,827	58%
Gross Profit	$5,595	53%	$2,565	45%	$3,030	118%
Operating Expense:
Research and development	4,411	42%	4,224	74%	187	4%
Selling, general and administrative	8,846	84%	4,728	82%	4,118	87%
Total operating expenses	13,257	125%	8,952	156%	4,305	48%
Loss from operations	(7,662)	(72)%	(6,387)	(111)%	(1,274)	20%
Interest income (expense), net	30	0%	(240)	(4)%	270	(113)%
Other income (expense), net	(25)	(0)%	13	0%	(38)	(292)%
Net loss	$(7,657)	(72)%	$(6,614)	(115)%	$(1,043)	16%

Revenue

Revenue increased by $4.9 million, or 85%, to $10.6 million for the three months ended September 30, 2018 as compared to $5.7 million for the three months ended September 30, 2017. Product revenue consisted of sales of instruments totaling $2.3 million and sales of consumables and other products of $3.7 million for the three months ended September 30, 2018. Product revenue consisted of sales of instruments totaling $1.4 million and sales of consumables and other products totaling $1.9 million for the three months ended September 30, 2017. Average sales prices of the instruments and consumables did not change materially in the three months ended September 30, 2018 as compared with the three months ended September 30, 2017. Overall average instrument prices have decreased slightly following the introduction of the Quanterix SR-X in the fourth quarter of 2017, which has a lower sales price than the Simoa HD-1 Analyzer. The increase in product revenue of $2.7 million was primarily due to the sale of more instruments in the three months ended September 30, 2018 and increased sales of consumables. The installed base of Simoa instruments increased from September 30, 2017 to September 30, 2018, and as these additional instruments were used by customers, the consumable sales increased. The increase in service and other revenue of $0.8 million was due to increased services performed in our Simoa Accelerator Laboratory; more customers are using these services, and existing customers are using the Accelerator Laboratory more frequently. Collaboration and license revenue in the three months ended September 30, 2018 consisted of revenue related to the collaboration arrangement with bioMérieux that was modified in the fourth quarter of 2016 and subsequently terminated in the third quarter of 2018.

Cost of Product, Services and Other Revenue

Cost of product revenue increased by $1.4 million, or 72%, to $3.3 million for the three months ended September 30, 2018 as compared to $1.9 million for the three months ended September 30, 2017. The increase was primarily due to increased sales of consumables and instruments. Cost of services and other revenue increased to $1.7 million for the three months ended September 30, 2018 from $1.3 million for the three months ended September 30, 2017. The increase was primarily due to higher utilization of the

Simoa Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold and services as a percentage of revenue decreased to 47% of total revenue for the three months ended September 30, 2018 as compared to 55% for the three months ended September 30, 2017, primarily as a result of increased collaboration revenue associated with the termination of the bioMérieux agreement.

Research and Development Expense

Research and development expense increased slightly by $0.2 million, or 4%, to $4.4 million for the three months ended September 30, 2018 as compared to $4.2 million for the three months ended September 30, 2017. The increase in research and development costs was due to increased headcount in research and development and the increased use of outside development firms as we increased our new product development efforts.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $4.1 million, or 87%, to $8.8 million for the three months ended September 30, 2018 as compared to $4.7 million for the three months ended September 30, 2017. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, public company costs, transaction fees and amortization of intangibles associated with the Aushon acquisition, and stock compensation expense.

Interest and Other Expense, Net

Interest and other expense, net decreased by $0.3 million, to $0.0 million for the three months ended September 30, 2018 as compared to $0.3 million for the same period in 2017, primarily due to the interest income earned on cash equivalents in the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017 (dollars in thousands):

	Nine months ended	% of	Nine months ended	% of	$	%
	September 30, 2018	revenue	September 30, 2017	revenue	change	change
Product revenue	$15,907	59%	$10,055	62%	$5,852	58%
Service and other revenue	8,699	33%	5,424	33%	3,275	60%
Collaboration and license revenue	2,149	8%	806	5%	1,343	167%
Total revenue	26,755	100%	16,285	100%	10,470	64%
Costs of Goods Sold:
Cost of product revenue	8,995	34%	5,573	34%	3,422	61%
Cost of service revenue and other revenue	5,021	19%	3,606	22%	1,415	39%
Total Costs of Goods Sold and Services	14,016	52%	9,179	56%	4,837	53%
Gross Profit	$12,739	48%	$7,106	44%	$5,633	79%
Operating Expense:
Research and development	11,759	44%	12,377	76%	(618)	(5)%
Selling, general and administrative	23,117	86%	13,641	84%	9,476	69%
Total operating expenses	34,876	130%	26,018	160%	8,858	34%
Loss from operations	(22,137)	(83)%	(18,912)	(116)%	(3,225)	17%
Interest income (expense), net	21	0%	(735)	(5)%	756	(103)%
Other income (expense), net	(86)	(0)%	10	0%	(96)	(960)%
Net loss	$(22,202)	(83)%	$(19,637)	(121)%	$(2,564)	13%

Revenue

Revenue increased by $10.5 million, or 64%, to $26.8 million for the nine months ended September 30, 2018 as compared to $16.3 million for the nine months ended September 30, 2017. Product revenue consisted of sales of instruments totaling $6.0 million and sales of consumables and other products of $9.9 million for the nine months ended September 30, 2018. Product revenue consisted of sales of instruments totaling $4.9 million and sales of consumables and other products totaling $5.2 million for the nine months ended September 30, 2017. Average sales prices of instruments and consumables did not change materially in the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017. Overall average instrument prices have decreased slightly following the introduction of the Quanterix SR-X in the fourth quarter of 2017, which has a lower sales price than the Simoa HD-1 Analyzer. The increase in product revenue of $5.9 million was primarily due to the sale of more instruments in the nine months ended September 30, 2018 and increased sales of consumables. The installed base of Simoa instruments increased from September 30, 2017 to September 30, 2018, and as these additional instruments were used by customers, the consumable sales also increased. The increase in service and other revenue of $3.3 million was due to increased services performed in our Simoa Accelerator Laboratory; more customers are using these services, and existing customers are using the Accelerator Laboratory more frequently. Collaboration and license revenue in the nine months ended September 30, 2018 and 2017 consisted of revenue related to the collaboration arrangement with bioMérieux that was modified in the fourth quarter of 2016, and subsequently terminated in the third quarter of 2018.

Cost of Product, Services and Other Revenue

Cost of product revenue increased by $3.4 million, or 61%, to $9.0 million for the nine months ended September 30, 2018 as compared to $5.6 million for the nine months ended September 30, 2017. The increase was primarily due to increased sales of consumables and instruments. Cost of services and other revenue increased to $5.0 million for the nine months ended September 30, 2018 from $3.6 million for the nine months ended September 30, 2017. The increase was primarily due to higher utilization of the Simoa Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold and services as a percentage of revenue decreased to 52% of total revenue for the nine months ended September 30, 2018 as compared to 56% for the nine months ended September 30, 2017, primarily as a result of increased service revenue offsetting costs associated with the new product launch of the Quanterix SR-X and the impact of the Aushon acquisition.

Research and Development Expense

Research and development expense decreased slightly by $0.6 million, or -5%, to $11.8 million for the nine months ended September 30, 2018 as compared to $12.4 million for the nine months ended September 30, 2017. The decrease was primarily due to a reduction in outside development costs related to our Quanterix SR-X instrument for which development was completed and product launched commercially in the fourth quarter of 2017. The reduction in project costs for the Quanterix SR-X instrument offset an increase in research and development costs due to increased headcount in research and development and the increased use of outside development firms as we increased our new product development efforts.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $9.5 million, or 69%, to $23.1 million for the nine months ended September 30, 2018 as compared to $13.6 million for the same period in 2017. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, public company costs, transaction fees and amortization of intangibles associated with the Aushon acquisition, and stock compensation expense.

Interest and Other Expense, Net

Interest and other expense, net decreased by $0.7million, to $0.0 million for the nine months ended September 30, 2018 as compared to $0.7 million for the same period in 2017, primarily due to an increase in interest income earned on cash equivalents.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $22.2 million and $19.6 million and used $21.8 million and $17.7 million of cash from our operating activities for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $166.6 million.

As of September 30, 2018, we had cash and cash equivalents of $51.4 million, and no additional amounts were available to borrow under our debt facility.

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

On March 4, 2015, we executed an amendment to the Loan Agreement and drew the additional $5.0 million available under the Loan Agreement at that time. The terms of the amendment deferred principal payments to start on December 1, 2015 or March 1, 2016 if we obtained at least $10.0 million in equity financing before December 1, 2015. This equity financing did not occur before December 1, 2015.

In January 2016, we executed another amendment to the Loan Agreement, which increased the total facility available by $5.0 million to a total of $15.0 million and further delaying the start of principal payments to July 1, 2016. Following the Series D Preferred Stock financing in March 2016, we could have elected to further delay the start of principal payments until January 1, 2017, however we voluntarily began paying principal on July 1, 2016. Upon signing this amendment, we drew an additional $3.0 million under the debt facility. The remaining $2.0 million available for borrowing expired unused in 2016, decreasing the amounts available under the debt facility to $13.0 million.

In March 2017, we executed another amendment to the Loan Agreement increasing the total facility available by $5.0 million to a total of $18.0 million. We had until February 28, 2018 to draw down from this additional available amount, but did not do so. Additionally, could have provided an optional term loan, solely at the lender’s discretion, for an incremental $5.0 million. We had until September 3, 2018 to request a draw down from this additional amount, but did not do so. Principal payments were delayed to September 1, 2018 and the loan maturity date was extended to March 1, 2019.  We voluntarily made principal payments in the months of March, April and May, 2018.  No principal payments were made in June, July or August 2018.  The amendment did not affect the due date of the existing end of term fees (in aggregate $0.5 million) which were due on February 1, 2018. In connection with this amendment, we issued Hercules a warrant to purchase up to 38,828 shares of our Series D Preferred Stock at an exercise price of $3.67 per share. Upon closing of the IPO, this warrant was automatically converted into a warrant to purchase up to 12,080 shares of our common stock at an exercise price of $11.80 per share.

In August 2018, we executed another amendment to the Loan Agreement, which extends the interest only payment period through March 1, 2020 and also extends the loan maturity date to March 1, 2020. We accounted for the August 2018 amendment as a modification pursuant to ASC 470-50 and determined that no material change occurred as a result of the modification.  In addition, the amendment deferred the payment of principal until the maturity date.

The Loan Agreement and amendments contain end of term payments and are recorded in the debt accounts. $0.5 million of end of term payments were paid in the nine months ended September 30, 2018.

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

Debt principal repayments, including the end of term fees, due as of September 30, 2018 are (in thousands):

Years ending December 31:
Remainder of 2018	0
2019	$0
2020	7,687
$7,687

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Nine months ended
	September 30,
	2018	2017
Net cash used in operating activities	(20,613)	$(17,704)
Net cash used in investing activities	(5,347)	(793)
Net cash (used in) provided by financing activities	$(1,299)	7,516
Net decrease in cash and cash equivalents	$(27,259)	$(10,981)

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

Net cash used in operating activities was $20.6 million during the nine months ended September 30, 2018. Net cash used in operating activities primarily consisted of the net loss of $22.2 million, and an increase in accounts payable and accrued expenses of $0.1 million.  Other cash outflows including a decrease in inventory of $1.0 million, an increase of prepaid and other expenses of $1.0 million and decrease in deferred revenue of $2.5 million are primarily offset by a decrease in accounts receivable of $1.2 million, an increase in non-cash stock compensation expense of $3.4 million, and an increase in other non-cash adjustments of $1.2 million.

Net cash used in operating activities was $17.7 million during the nine months ended September 30, 2017. Net cash used in operating activities primarily consisted of net loss of $19.6 million, primarily offset by a $1.7 million increase in deferred revenue.

Net Cash Used in Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure and work force. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.

We used $5.3 million of cash in investing activities during the nine months ended September 30, 2018 consisting of cash paid in the acquisition of Aushon, net of cash acquired, and for purchases of capital equipment to support our infrastructure.

We used $0.8 million of cash in investing activities during the nine months ended September 30, 2017 for purchases of capital equipment to support our infrastructure.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our convertible preferred stock and borrowings from credit facilities, the sale of shares of our common stock in our IPO and revenues from our commercial operations.

We used $1.3 million of cash in financing activities during the nine months ended September 30, 2018, which was primarily used in payments of outstanding debt of $1.9 million, partially offset by proceeds of common stock option exercises of $0.7 million.

We generated $7.5 million of cash in financing activities during the nine months ended September 30, 2017, which primarily was from the sale of 2,113,902 shares of our Series D-1 Preferred Stock in June 2017 for net proceeds of $8.4 million, which was partially offset by payments of outstanding debt.

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

Contractual Obligations and Commitments

As of September 30, 2018, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2017, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, except for the following:

•                  On August 29, 2018, we exercised an option to terminate the Lease Agreement, dated September 24, 2007, by and between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc. (our wholly owned subsidiary), as amended, for approximately 21,500 rentable square feet of space at 43 Manning Road, Billerica, Massachusetts.  The termination of the lease will be effective as of September 1, 2019.  We are required to pay $75,933 no later than July 1, 2019 in consideration for the early termination.

•                  On October 2, 2018, we entered into a Lease Agreement with SSI 900 Middlesex MA LP for approximately 92,000 rentable square feet at 900 Middlesex Turnpike, Billerica, Massachusetts.  The initial term of the lease is 11 years and five months beginning on the term commencement date, which is expected to be late in the first quarter of 2019 but no later than April 1, 2019.  We will pay no rent for the first five months of the lease term and 50% of the base rent for months six through 18.  Following this period, we will be obligated to make monthly rent payments in the amount of approximately $272,000, which is subject to increase by 2.5% annually for the first five years of the lease and by approximately 3.0% annually thereafter.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2018, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 19, 2018, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 10, 2018.

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

We received approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. As of September 30, 2018, we had used approximately $14.2 million of the net proceeds from the offering for: operating expenses, capital investments, debt payments and the acquisition of Aushon. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 7, 2017 pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1		Amendment No. 4 to Loan and Security Agreement, dated July 24, 2017, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.).	X

10.2		Amendment No. 5 to Loan and Security Agreement, dated August 30, 2018, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.).	X

10.3		Amendment No. 6 to Loan and Security Agreement, dated September 28, 2018, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.).	X

10.4		2018 Non-Employee Director Compensation Policy.	X

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: November 7, 2018	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: November 7, 2018	By:	/s/ Joseph Driscoll
Joseph Driscoll
Chief Financial Officer (principal financial and accounting officer)