Form 10-K
period 2018-12-31
Quanterix Corp
filed 2019-03-18
CIK 1503274

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

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

          As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant's common stock, par value $0.001 per share, on The Nasdaq Global Market on such date, was approximately $162.8 million.

          As of March 1, 2019, the registrant had 22,461,202 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  the potential size of the markets and fields addressable by our Simoa technology;

  •
  the commercialization and adoption of our existing products and services and the success of our new product offerings;

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

  •
  our new principal office and laboratory space; and

  •
  our financial performance.

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

ii

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

        Unless the context otherwise requires, the terms "Quanterix," the "Company," "we," "us" and "our" in this Annual Report on Form 10-K refer to Quanterix Corporation. "Quanterix," "Simoa," "Simoa HD-1," "SR-X," "SP-X", "HD-1 Analyzer" and our logo are our trademarks. All other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

iii

Item 1.    BUSINESS

Overview

        We are a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. Our platforms are based on our proprietary digital "Simoa" detection technology. Our Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations and have been discovered using technologies such as mass spectrometry. These capabilities provide our customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. We believe this greater insight will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention. We are currently focusing on protein detection, which we believe is an area of significant unmet need and where we have significant competitive advantages. However, in addition to enabling new applications and insights in protein analysis, we are also developing our Simoa bead-based technology to detect nucleic acids in biological samples.

        We believe that our Simoa platforms are the most sensitive commercially available protein detection platforms and significantly advance ELISA technology, which has been the industry standard for protein detection for over forty years. Proteins are complex molecules that are required for the structure, function and regulation of the body's tissues and organs, and are the functional units that carry out specific tasks in every cell. The human body contains approximately 20,000 genes, each of which can produce multiple proteins. It is estimated that these 20,000 genes can produce over 100,000 different proteins, approximately 10,500 of which are known to be secreted in blood. Accordingly, while research on nucleic acids provides valuable information about the role of genes in health and disease, proteins are more prevalent and, we believe, more relevant to a precise understanding of the nuanced continuum between health and disease. Protein measurement goes beyond genetic predisposition, reflecting the impact of a range of influences on health, including environmental factors and lifestyle, providing deeper and more relevant insight into what is happening in a person's body in real time.

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

        Our Simoa platforms have achieved significant scientific validation and commercial adoption. Simoa technology has been cited by published research in more than 400 articles in peer-reviewed publications in areas of high unmet medical need and research interest such as neurology, oncology, cardiology, infectious disease and inflammation. Our growing customer base is comprised of over 420 customers across our end markets, and includes 19 of the 20 largest biopharmaceutical companies.

Our Market Opportunities

        Our Simoa platforms have applications across the life science research, diagnostics and precision health screening markets. Our initial target market has been the life science research market, and according to estimates in the Third-Party Research Report, we believe that the life science research market, including both proteomics and genomics research, is $3 billion per year and has the potential to reach $8 billion per year. However, as our customers continue to gain experience with our proprietary Simoa technology, we believe the opportunity to access markets beyond research, such as diagnostics and precision health screening, will be significant. The Third-Party Research Report also estimates that the diagnostic and precision health screening markets have the potential to reach an aggregate of $30 billion per year.

Life Science Research

        Our initial target market is the large and growing life science research market. We believe our Simoa platforms are well-positioned to capture a significant share of this market because of superior sensitivity, automated workflow capabilities, multiplexing and the ability to work with a broader range of sample types. By substantially lowering the limit of detection of protein biomarkers, we believe that Simoa is penetrating the existing market for protein analysis and holds potential to significantly grow the life science research market as researchers expand their research into the diseases associated with the thousands of proteins that were previously undetectable. Simoa also enables earlier detection of the proteins that are currently detectable by other technologies only after they have reached levels that reflect more advanced disease or injury. As an indication of the market's acceptance of our technology, biopharmaceutical researchers are also integrating our platforms into drug development protocols to more efficiently and effectively develop drugs. In addition to enabling new applications and insights in protein analysis, our Simoa bead-based technology can be used to detect nucleic acids, which expands our market opportunity. We believe that this technology has the potential to ultimately provide the same sensitivity as polymerase chain reaction, or PCR, which is the most commonly used technology for nucleic acid detection, without the distortion and bias issues associated with amplification used in PCR.

Diagnostics

        We believe the diagnostic market represents a significant commercial opportunity for our Simoa technology as well. We believe existing diagnostics can be improved by Simoa's sensitivity to enable earlier detection of diseases and injuries, and that new diagnostics may be developed using protein biomarkers that are not detectable using conventional, analog immunoassay technologies but are detectable using Simoa. We also believe that the ultra-sensitive protein detection provided by Simoa can enable the development of a new category of non-invasive diagnostic tests and tools based on blood, serum, saliva and other fluids that have the potential to replace current more invasive, expensive and inconvenient diagnostic methods, including spinal tap, diagnostic imaging and biopsy.

        Simoa technology also has significant potential in the emerging field of companion diagnostics. Drug developers can use Simoa to stratify patients into categories, enabling selection of those patients for whom a drug is expected to be most effective and safe. Not only does Simoa have the potential to be used to develop companion diagnostics to stratify patients in clinical trials and for treatment, but Simoa's sensitivity may also enable the development of companion diagnostics based on protein biomarkers that can regularly monitor whether an approved drug is having the desired biological effect, enabling doctors to quickly and efficiently adjust the course of treatment as appropriate.

Precision Health Screening

        The ability of our Simoa platforms to detect and quantify normal physiological levels of proteins in low abundance that are undetectable using conventional, analog immunoassay technologies may enable our technology to be used to monitor protein biomarker levels of seemingly healthy, asymptomatic people, and potentially to signal and provide earlier detection of the onset of disease. We believe there is the potential for a number of neurological, cardiovascular, oncologic and other protein biomarkers associated with disease to be measured with a simple blood draw on a regular, ongoing basis as part of a patient's routine health screening, and for those results to be compared periodically with baseline measurements to predict or detect the early onset of disease, prior to the appearance of symptoms.

        Simoa products sold or used in the diagnostics and precision health screening markets will be subject to regulation by the FDA or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. To date, we have not received or applied for regulatory approvals for Simoa products. See "Risk Factors—Risks Related to Governmental Regulation and Diagnostic Product Reimbursement" and "—Government Regulation" for a more detailed discussion regarding the regulatory approvals that may be required.

Our Products and Services

        Our proprietary Simoa technology is based on traditional enzyme-linked immunosorbent assay, or ELISA, technology, which has been the most widely used method of detection of proteins for over 40 years. Given our target customers' familiarity with the core ELISA technology, we believe this offers us a significant competitive advantage. Our Simoa bead-based platform differs, however, from conventional ELISA in its ability to trap single molecules in tiny microwells, 40 trillionths of a milliliter, that are 2.5 billion times smaller than traditional ELISA wells, allowing for an analysis and digital readout of each individual molecule, which is not possible with conventional ELISA technology. This ability is the key to our bead-based technology's unprecedented sensitivity. In January 2018, we acquired Aushon BioSystems, Inc., or Aushon, and its proprietary sensitive planar array detection technology. Leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms, we further refined this planar array technology to provide the same Simoa sensitivity found in our Simoa bead-based platform. We currently offer the following three Simoa instruments, which we believe are the most sensitive protein detection platforms commercially available today:

  •
  HD-1:  We commercially launched our HD-1 instrument in January 2014. The HD-1 is based on our bead-based technology, and assays run on the HD-1 are fully automated. The full automation of the HD-1 provides us with an additional significant competitive advantage with biopharmaceutical customers.

  •
  SR-X:  We commercially launched our SR-X instrument in December 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-1 in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of potential applications, including direct detection of nucleic acids.

  •
  SP-X:  We initiated an early-access program for the SP-X instrument in January 2019, with the full commercial launch planned for April 2019. The SP-X is based on our planar array technology, which allows for significantly greater multiplexing capabilities, and is, we believe, ideal for oncology and immunology applications.

        The current menu of approximately 80 analyte-specific single-plex and multi-plex bead-based assay kits includes assays for biomarkers in the areas of neurology, infectious disease, immunology and oncology for both human and mouse samples. The current menu of Simoa planar array reagent kits includes approximately 50 biomarkers ranging from 1-10 analytes per assay in the areas of immunology and oncology research. We intend to continue to increase the number of Simoa biomarker assays across our platforms. In addition, both the bead-based platform and the planar array platform allow ease and flexibility in assay design, enabling our customers to develop their own in-house assays, called "homebrew" assays. We intend to continue to increase the number of Simoa digital biomarker assays.

        We continually seek to improve and expand our product offerings to meet the needs of our customers. To that end, we are developing the next generation HD instrument, the HD-X, which we expect to launch in the second half of 2019. The HD-X will increase the multiplexing capability from 4-plex (current HD-1 limit) to six-plex and will include software features to facilitate compliance with 21 CFR part 11 procedures.

        We also provide contract research services for customers through our CLIA-certified Accelerator Laboratory. The Accelerator Laboratory provides customers with access to Simoa technology, and supports multiple projects and services, including sample testing, homebrew assay development and custom assay development. To date, we have completed over 500 projects for more than 179 customers from all over the world using our Simoa platform. In addition to being an important source of revenue, we have also found the Accelerator Laboratory to be a significant catalyst for placing additional instruments, as more than 45 customers for whom we have provided contract research services have subsequently purchased an instrument from us.

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

Our Competitive Strengths

        We believe that our competitive strengths include the following:

  •
  Proprietary ultra-sensitive digital immunoassay Simoa technology platforms, that enable researchers and clinicians to obtain information from less invasive procedures in smaller sample sizes.  We believe our Simoa platforms are the most sensitive commercially available protein detection platforms, and can detect and quantify proteins of clinical interest that are undetectable using conventional, analog immunoassay technologies. This sensitivity allows researchers to measure critical protein biomarkers at earlier stages in the progression of a disease or injury, which we believe will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention. The sensitivity of our Simoa technology also allows researchers to gather biomarker information from smaller samples that can be collected less invasively than samples required by other assay technologies. We have also recently implemented a research and development effort with a goal to increase the sensitivity of our Simoa technology 100-fold by 2021.

  •
  Technology platforms that leverage and improve upon industry standard ELISA technology.  Simoa uses the basic principles of conventional bead-based ELISA. Adding digital capability to this industry standard platform has resulted in expanded capabilities and improved performance. Given our target customers' familiarity with the core ELISA technology, our Simoa platforms are easily integrated with existing customer workflows including data analysis.

  •
  Leader in large and growing market for detecting proteins in low abundance.  We believe Simoa is the most sensitive commercially available protein detection technology, and our growing market acceptance is establishing Simoa as the reference technology for detecting proteins in low abundance across sample types in our end markets.

  •
  Deep and expanding scientific validation.  Our Simoa technology has been cited in more than 400 articles in peer-reviewed publications, including JAMA Neurology and Nature, and is becoming a vital tool in cutting edge life sciences research. As of March 1, 2019, Simoa technology had been cited in 409 publications, with 192 related to neurology and 88 related to oncology and inflammation. We have established relationships with key opinion leaders, and our growing base of over 420 customers includes some of the world's leading academic and government research institutions as well as 19 of the 20 largest pharmaceutical and biotechnology companies.

  •
  Leading position in market solidified by robust customization capabilities, assay design flexibility and automation of our HD-1 instrument.  Our technical capabilities and expertise allow our customers to design high-quality, customized assays utilizing our Simoa platforms. The needs of our customers vary widely, and the flexibility of the Simoa detection technology utilized across both our bead-based and planar array platforms allows us to provide innovative, low cost solutions for customers in multiple markets across various applications. In addition, the HD-1 instrument provides fully automated analysis from sample introduction to analytical results. Furthermore, our proprietary array approach to ELISA digitization enables rapid digital data acquisition and assay results. This automation and speed provides customers high research and development productivity through greater throughput and lab efficiency.

  •
  Highly attractive business model that leverages growing installed base of instruments.  As we continue to grow our installed base, optimize workflows and expand our assay menu, we expect to increase our revenues derived from consumables. The integration of our technology in our customers' projects also provides ongoing sales of assays and consumables, resulting in a growing revenue stream. Our consumables revenue increased to $13.8 million in 2018 from $7.6 million in 2017.

  •
  Our highly experienced senior management team.  We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to develop novel solutions. Each of the members of our senior management has more than 20 years of relevant experience.

Our Strategy

        Our goal is to enable new research into biomarkers to allow greater insight into their role in human health in ways that have not been possible with any other current research and diagnostic technology. We believe this greater insight will facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention.

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

  •
  Continue to drive adoption of our Simoa technology in the life science research, diagnostics and precision health screening markets. We believe our Simoa technology has the potential to significantly expand the life science research market because of its unrivaled sensitivity, in particular by enabling researchers to perform studies on protein biomarkers that they were previously unable to perform. We believe Simoa has the capability to enable the development of a new category of non-invasive diagnostic tests and tools based on blood, serum, saliva and other fluids that could replace current invasive, expensive and inconvenient diagnostic methods, including spinal tap, diagnostic imaging and biopsy. In the precision health screening market, we believe that Simoa technology has the potential to be used to monitor biomarker levels of seemingly healthy, asymptomatic people, and potentially to signal and provide earlier detection and monitoring of the onset of disease.

  •
  Leverage the Simoa "ecosystem" to grow our customer base and further penetrate our existing customer base. In an effort to enhance the productivity of our instrument base, we employ an extensive customer outreach program that we call Catalyzing Customer Engagement, or CCE. Through CCE, we actively engage customers to optimize their workflow and better understand our instruments' and products' capabilities, resulting in increased utilization of our installed instrument base.

  •
  Utilize the flexibility of the Simoa platforms to expand into complementary markets, including nucleic acid detection. We plan to utilize the flexibility of the Simoa platforms to expand our product offering to include other testing capabilities, including detection of nucleic acids. We believe that our Simoa bead-based technology has the potential to provide the same sensitivity as PCR-based assays in detecting nucleic acids without the issues associated with amplification. We believe the ability to integrate nucleic acid and protein testing capabilities into a full service instrument would hold significant value to our customers.

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

  •
  Grow into new markets organically with our customers and through strategic collaborations.  Our customers have access to a large breadth of diverse markets, spanning research and clinical settings. As these customers continue to gain experience with our proprietary Simoa technology and further appreciate its potential, we believe moving into diagnostics and ultimately precision health is a natural extension of some of the work that our customers are doing today in the research market. For example, Simoa's unprecedented sensitivity has the potential to uncover research insights that could identify novel biomarkers, which could help stratify patients in clinical trials potentially leading to a companion diagnostic, and ultimately a precision health test that could monitor and identify early disease. This progression with our customers will help us move into new markets organically in a cost effective manner, while also retaining significant upside. Additionally, we currently have a partnership in place with a leading diagnostics company in the field of blood screening and plan to continue evaluating strategic collaborations that could help us access these new markets.

  •
  Grow through strategic acquisitions.  We intend to strategically acquire businesses and technologies to expand our operations and strengthen our market position. For example, in January 2018, we acquired Aushon and its proprietary sensitive planar array detection technology, which led to the development of our SP-X instrument for which we initiated an early-access program in January 2019, with the full commercial launch planned for April 2019. This will continue to be an important part of our strategy to increase scale. We intend to pursue acquisitions to expand product offerings, strengthen domestic or international distribution, add technologies, and/or provide access to complementary or strategic growth areas.

Industry Background

        We intend to pursue the application of our Simoa technology to the life science research, diagnostics and precision health screening markets. Our initial commercial strategy targets the large and growing life science research market, and we believe that the diagnostic market and the precision health screening market represent significant future commercial opportunities for Simoa. According to estimates in the Third-Party Research Report, we believe the aggregate commercial opportunity across these markets has the potential to expand to $38 billion.

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

        The human body contains approximately 20,000 genes. One of the core functions of genes, which are comprised of DNA, is to regulate protein production—which ones are produced, the volume of each, and for how long—influenced by both biological and environmental factors. These 20,000 genes help govern the expression of over 100,000 proteins, approximately 10,500 of which are known to be secreted in blood, and fewer than 1,300 of which can be consistently detected in healthy individuals using conventional immunoassay technologies. Accordingly, the study of much of the proteome has not been practical given the limited level of sensitivity of existing technologies. To date, across our platforms, we have developed assays that address approximately 120 of the proteins secreted in blood. We estimate that the current sensitivity of our Simoa technology has the potential to detect and measure up to one-third of the approximately 9,200 proteins secreted in blood that are not consistently detectable using conventional immunoassay technologies.

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

        Aside from ELISA, there are other technologies available for protein analysis today, such as Western blotting, mass spectrometry, chromatography, surface plasmon resonance, Raman-enhanced signal detection, immuno-PCR, and biobarcode assay. However, the proteins detectable by these conventional, analog immunoassay technologies represent a mere fraction of what is estimated to be approximately 10,500 secreted proteins in circulation in human blood. While a number of techniques have been used to attempt to increase sensitivity of detection, we believe all of these approaches have limitations, including:

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

Our Simoa Technology

        Our Simoa technology significantly advances conventional sandwich ELISA technology and is capable of unprecedented protein detection sensitivity.

Simoa Bead-Based Technology

        Simoa bead-based digital immunoassays utilize the basic principles of conventional bead-based sandwich ELISA and require two antibodies: one for capture, which is applied to the beads, and one for detection. Unlike ELISA, which runs the enzyme-substrate reaction on all molecules in one well, Simoa bead-based reactions are run on individual molecules in tiny microwells, 40 trillionths of a milliliter that are 2.5 billion times smaller than traditional ELISA wells. Traditional ELISA analog measurements increase in intensity only as the concentration of a sample increases. Simoa bead-based digital technology measurements, however, are independent of sample concentration intensity and rely on a binary signal/no signal readout, enabling detection sensitivity that was not previously possible.

        Our Simoa bead-based platform is highly flexible, designed to enable practical high-sensitivity protein analysis for academic researchers looking at novel proteins all the way through to high throughput analysis performed by large biopharmaceutical organizations. The following chart describes the steps through which our Simoa bead-based technology detects proteins:

Simoa Bead-Based Analytic Process

Sample Preparation of ELISA Sandwich	Simoa bead-based technology uses beads coated with capture antibodies that bind specifically to the protein being measured. After an enzyme-linked detection antibody binds to the protein, the enzyme substrate is added (as depicted by the white star in the graphic on the left). The enzyme associated with the enzyme-linked detection antibody then reacts with the enzyme substrate causing the enzyme substrate to become fluorescent (as depicted by the change in color of the star in the graphic).

Injection of Bead/Substrate Solution into Simoa Disk	This mixture of beads and enzyme substrate is then injected into our proprietary Simoa disk, which contains 24 arrays of microwells arranged radially. Each 3 × 4 millimeter array contains approximately 239,000 microwells, each of which is large enough to accommodate only a single bead.
Bead/Substrate Solution Settles and Wells are Sealed
The bead/substrate solution is drawn across the array and the beads settle by gravity onto the surface of the array, and a fraction of them fall into the microwells. The remainder lie on the surface, and oil is introduced into the channel to displace the substrate solution and excess beads, and to seal the wells.
Simoa Readout	The entire array is then imaged using ultrasensitive digital imaging, and the sealed wells that contain beads associated with captured and enzyme labeled protein molecules are identified.

        Our Simoa bead-based technology offers unprecedented protein detection sensitivity and enables detection of low abundance and previously undetectable biomarkers. The following chart shows examples of the levels of detection, or LoD, of certain Simoa bead-based assays and commercially available ELISA assays compared to the median lower normal plasma or clinical ranges of various protein biomarkers. As shown below, the LoD for most of the assays from a leading manufacturer of commercial ELISA assays is above the median lower normal plasma or clinical ranges, making these biomarkers undetectable at normal physiological levels with these assays.

 LoD Comparison

        Each of the increments in the horizontal axis in the table above represents a 10-fold increase in sensitivity. Using the protein IL-2 as an example from the graphic above, the LoD for the leading commercially available IL-2 assay is approximately 9 pg/mL, whereas the LoD for our Simoa assay is approximately 0.01 pg/mL, representing a 900-fold increase in sensitivity.

        The ability to multiplex, or simultaneously measure multiple proteins (or other biomarkers) in a single assay, can be important to researchers to maximize the biological information from a sample, and to develop more specific diagnostic tests. However, one of the main issues with multiplexing can be the loss of sensitivity. Our Simoa platforms maintain single plex precision, while competitive platforms lose sensitivity when multiplexing is used.

        Multiplexing is achieved with our Simoa bead-based technology by using beads labeled with different fluorescent dyes specific to the biomarker being analyzed. After the assay is run, the array of microwells is imaged across the wavelengths of the different labeled beads. The results are measured for each protein captured by each of the different beads. While we have demonstrated the ability to identify and differentiate up to 35 different bead subpopulations on the HD-1, which is a prerequisite to our ability to develop assays with the capacity to detect an equivalent number of proteins in a single sample, we believe that the ability to multiplex above a 6-plex and maintain single-plex sensitivity and precision may be limited using bead-based technology due to constraints in the number of bead-containing wells for each plex that are imaged on the Simoa disk. In 2017, we commercially launched a Simoa neurology 4-plex (Nf-L, Tau, GFAP and UCH-L1) bead-based assay for the study of traumatic brain injury and other neurodegenerative conditions. Simoa is the only technology with the sensitivity to detect all four of these markers in blood, whereas other assay technologies require cerebrospinal fluid, or CSF, to detect all four of these markers due to sensitivity limitations. This is a significant advantage in terms of ease of use, patient comfort, speed and cost-effectiveness. We plan to introduce a new 6-plex human cytokine panel using Simoa bead-based assay in the middle of 2019.

Simoa Planar Array Technology

        Simoa planar array immunoassays utilize the basic principles of conventional microplate-based sandwich ELISA and require two antibodies: one for capture, which is applied to the beads, and one for detection. Unlike ELISA, which runs the enzyme-substrate reaction on all molecules coating the entire bottom surface in one well, Simoa planar array reactions are run on spatially segregated micro-spots within the bottom of microtiter plate wells that concentrate the signal to a surface area 1,000 times smaller than a traditional ELISA. The small spot size and spatial segregation of each spot enables multiplexing up to 12 different assays within a single sample well.

        Our Simoa planar array platform is highly flexible, designed to enable practical high-sensitivity multiplex protein analysis for drug discovery and development applications as well as translational biomarker research. The following chart describes the steps through which our Simoa planar array technology detects proteins:

Simoa Planar Array Analytic Process

A)
Analyte-specifc capture antibodies are printed in microspots (100 microns) in a circular pattern in the bottom of a 96-well microtiter plate. Each microspot contains capture antibodies that are specific for different analytes. Up to 12 spatially resolved microspots can be printed in each well.

B)
Samples are added to the plate and incubated with a benchtop plate shaker to bind the target analyte molecules to the microspots. Unbound molecules are removed by washing the plate with a benchtop plate washer or manual wash manifold.

C)
A mixture of biotinylated detection antibodies are added to the plate to form the antibody sandwich. Excess detection antibodies are removed by washing.

D)
Streptavidin-HRP (horseradish peroxidase enzyme) conjugated is added to the plate to bind to the biotin groups forming the complete immunocomplex followed by a washing step.

E)
A high-sensitivity chemiluminescent substate reagent is added to each well. The enzyme associated with the enzyme linked detection antibody then reacts with the enzyme substrate causing the enzyme substrate to emit light.

F)
The plate is placed into the Quanterix SP-X imaging system. A scientific-grade CCD camera images the entire plate and all micro-spots simultaneously. The low background of the plate surface and the high-sensitivity of the camera enable detection of very low levels of light with a high dynamic range. The SP-X imaging software utilizes algorithms to optimize exposure time and combine multiple images in the image analysis. Protein concentrations are determined by comparing the intensity of microspots to known analytical standards.

        Below is an image of a 96-well Simoa planar array plate containing 12 microspots. Each microspot represents a different analyte measured in each sample well.

        We believe the Simoa planar array technology is well-suited for researchers who value the ability to measure critical immunomodulatory biomarkers in patient serum and plasma with ultra-sensitive detection in a multiplex assay format. The figure below demonstrates 10-plex detection of key cytokines in human serum from normal healthy donors with corresponding assay Limit of Detection (LoD) listed in femtogram per ml.

Nucleic Acid Testing

        Our initial focus has been on the use of Simoa technology to detect protein biomarkers. However, we are also developing our Simoa bead-based technology to detect nucleic acids in biological samples. While methods for measuring nucleic acid molecules have advanced substantially, currently available techniques still have drawbacks. For example, PCR is a sensitive method that is widely used for measuring gene expression. However, PCR carries the potential for data distortion and bias from the repeated addition of enzymes, and heating and cooling cycles needed to amplify a copy of the nucleic acid being measured. In nucleic acid analysis, we believe that Simoa has the potential to provide the same sensitivity as traditional PCR-based assays with the following benefits:

  •
  no need for amplification of the targeted nucleic acid, which can result in amplification distortion and bias;

  •
  reduced cross-contamination because of direct detection of single molecules vs. the detection of a large number of copies of the nucleic acid; and

  •
  the ability to detect some samples without requiring purification of the nucleic acid, such as in environmental water.

        For detection of nucleic acids with our Simoa bead-based technology, instead of coating the beads with capture antibodies as is done for detecting proteins, the beads are coated with nucleic acid capture probes. Samples with the target nucleic acid molecules are then added and are captured by the beads. Nucleic acid detection probes (instead of detection antibodies) are then added and attach to the target nucleic acid molecules which are then labeled using an enzyme substrate that is detected and counted using the Simoa disk and instrument. This assay is pictured below:

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

Life Science Research

        Our initial target market is the large and growing life science research market. We believe our Simoa platforms are well-positioned to capture a significant share of this market because of superior sensitivity, automated workflow capabilities, multiplexing and the ability to work with a broader range of sample types.

        Proteomics, the study of the proteins produced by the body, is important to understanding disease, and researchers study proteins to understand the biological basis for disease and how to improve diagnosis and treatment. The proteins detectable by conventional, analog immunoassay technologies represent a mere fraction of the proteins that can be detected by Simoa technology, and we believe that Simoa can inspire a new level of research into these previously undetectable proteins and their role in disease. By substantially lowering the limit of detection of protein biomarkers, our Simoa platforms hold significant potential to expand research into the diseases associated with the thousands of proteins that were previously undetectable, as well as into earlier detection of the proteins currently detectable by other technologies only after they have reached levels that reflect more advanced disease or injury. Simoa technology provides researchers the ability to see the nuanced continuum of health to disease more efficiently and effectively than any other technology commercially available today, offering the potential for the first time to better understand the onset of disease cascades and catalyzing a new era of medical and life science research, drug discovery and disease prevention.

        As an indication of the market's acceptance of our Simoa technology, researchers at pharmaceutical and biotechnology companies are integrating our platforms into drug development protocols to more efficiently and effectively develop drugs. Using Simoa's unprecedented sensitivity to measure previously undetectable levels of target biomarkers prior to and following administration of a drug, drug developers can non-invasively and objectively determine whether a drug candidate is having a desired impact on the target biomarker. We estimate that our Simoa technology has been utilized in over 800 clinical trials to date.

        In addition, researchers can also use Simoa to monitor a drug candidate's unwanted effect on "off-target" biomarkers and predict side effects, addressing the significant issue of drug toxicity, which is a leading cause of death in the United States.

        According to estimates in the Third-Party Research Report, we believe that the total life science research market, including both proteomics and genomics research, is $3 billion per year and has the potential to reach $8 billion per year.

Diagnostics

        The diagnostic market represents a significant future commercial opportunity for our Simoa technology as well. We believe existing biomarker diagnostics can be improved by Simoa's sensitivity to enable earlier detection of diseases and injuries, and that new diagnostics may be developed using protein biomarkers that are not detectable using conventional, analog immunoassay technologies but are detectable using Simoa technology. We also believe that the ultra-sensitive protein detection provided by our Simoa platforms can enable the development of a new category of non-invasive diagnostic tests and tools based on blood, serum and other fluids that have the potential to replace current more invasive, expensive and inconvenient diagnostic methods, including spinal tap, diagnostic imaging and biopsy.

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

        Simoa technology also has significant potential in the emerging field of companion diagnostics. A companion diagnostic test is a biomarker test that is specifically linked to a therapeutic drug that can help predict how a patient will respond to the drug. Drug developers can use companion diagnostics to stratify patients and select only those patients to study for whom a drug is expected to be most effective and safe. Companion diagnostics have demonstrated the ability to both improve the probability of approval and accelerate approval of new drugs. Not only can Simoa be used to develop companion diagnostics to stratify patients in clinical trials and for treatment, but Simoa's sensitivity also enables the development of companion diagnostics based on protein biomarkers that can actively and regularly monitor whether an approved drug is having the desired biological effect. This can quickly and efficiently enable doctors to adjust the course of treatment as appropriate by increasing or decreasing dosages or even switching therapies.

        There has been significant interest from third parties to use our technology to develop applications for the diagnostic market.

Precision Health Screening

        The ability of our Simoa platforms to detect and quantify normal physiological levels of low abundance proteins that are undetectable using conventional, analog immunoassay technologies could enable our technology to be used to monitor protein biomarker levels of seemingly healthy, asymptomatic people, and potentially to signal and provide earlier detection of the onset of disease. This may facilitate a paradigm shift in healthcare, from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention, enabling a "precision health" revolution.

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

        According to estimates in the Third-Party Research Report, we believe that the total diagnostic and precision health screening markets addressable using Simoa technology have the potential to reach an aggregate of $30 billion per year upon receipt of the necessary regulatory approvals, which we have not yet begun the process to obtain.

Our Key Focus Areas

        We have focused the application of our Simoa technology on areas of high growth and high unmet need and where existing platforms have significant shortcomings that our technology addresses. In particular, we have focused on the following areas: neurology, oncology, cardiology, infectious disease and inflammation.

Neurology

        We believe that the ability of our Simoa technology to detect neurological biomarkers in blood at ultra-low levels, which have traditionally only been detectable in cerebrospinal fluid, or CSF, has the potential to rapidly advance neurology research and drug development, and transform the way brain injuries and diseases are diagnosed and treated. To our knowledge, the brain is the only organ in the body for which there is not currently a blood-based diagnostic test. The challenge with developing blood-based tests for the brain is that the blood-brain barrier, which is formed by endothelial cells lining the cerebral microvasculature, is very tight and severely restricts the movement of proteins and other substances between these endothelial cells and into blood circulation. Accordingly, diagnosis of brain disease and injury has traditionally required either an MRI scan of the brain or a spinal tap to collect CSF, both of which are costly and highly invasive for the patient. The sensitivity of the Simoa technology has enabled researchers to discover that extremely small amounts of critical neural biomarkers diffuse through the blood-brain barrier, and are released into the blood during injury and in connection with many neurodegenerative brain diseases. However, the concentrations of these neural biomarkers in the blood are so low that they are undetectable by conventional, analog immunoassay technologies.

        As one example, we have developed ultra-sensitive protein assays for the neural biomarkers Ab42 and tau that are approximately 2,000 and 3,500-fold more sensitive, respectively, than benchmark commercial assays. Our protein assays are the only currently available assays on the market capable of precise measurement of these neural biomarkers in blood in diseased and healthy individuals.

        To date, there have been over 190 neurology related scientific publications using our Simoa technology, and we believe that ultra-sensitive digital detection of neural related biomarkers in the blood is becoming an essential research and development tool for an increasing range of neurological disorders, including CTE, Alzheimer's disease, dementia, Parkinson's disease, multiple sclerosis and TBI. The goal of this research is to eventually develop accurate diagnostic tools, predictive health screens and, ultimately, more effective treatments.

        In 2017, researchers using Simoa technology published a paper in JAMA Neurology demonstrating that a simple blood test for the neurological biomarker Nf-L exhibited the same level of diagnostic accuracy for diagnosing Alzheimer's disease as currently established CSF biomarkers. The study was a major study of almost 600 patients from the Alzheimer's Disease Neuroimaging Initiative. The graph below depicts the diagnostic accuracy of plasma Simoa Nf-L measurements compared with traditional CSF biomarkers. The diagnostic accuracy of the plasma Simoa Nf-L results approached 90%, in line with the CSF biomarkers on the same patients.

Diagnostic Accuracy

        In addition, Simoa plasma Nf-L values were associated with cognitive deficits and neuroimaging hallmarks of Alzheimer's disease at baseline and during follow-up. High plasma Nf-L correlated with poor cognition and Alzheimer's disease -related brain atrophy and with brain hypometabolism (lower neural energy). These data suggest a simple Simoa blood test for Nf-L may have clinical utility as a noninvasive biomarker in Alzheimer's disease. Nf-L is becoming an increasingly important biomarker for neurology research, with over 90 Nf-L-related research publications in 2018 alone, covering a number of neurological disorders, including multiple sclerosis, Alzheimer's disease, ALS, Parkinson's disease and others.

        Traumatic brain injuries, or TBIs, lead to approximately five million individuals visiting emergency rooms per year in the United States alone, often with broad and inconclusive diagnosis. Current methods of TBI diagnosis involve CT scans that fail to diagnose approximately 90% of mild TBI. Simoa technology has demonstrated the sensitivity to identify relevant neurological biomarkers, such as Nf-L, tau, GFAP and UCHL-1, to more adequately address diagnosis of TBIs and overall brain health.

        Leading researchers in neurology have used Simoa technology to study biomarkers in the blood of athletes after concussion in many high-impact sports. Simoa can measure critical neural biomarkers in blood that correlate repeated head trauma from both concussions and subconcussive events with poor patient outcomes, including the potential development of Chronic Traumatic Encephalopathy, or CTE, which currently can only be diagnosed after death via a brain autopsy. A recent publication by a National Institute of Health researcher indicates that measuring tau in the blood with Simoa may help identify concussed individuals requiring additional rest before they can safely return to play. Eventually, we believe it may be possible to develop a mobile screen enabling clinicians to quickly and accurately determine whether it is safe for concussed athletes to return to play.

        In 2017, we commercially launched a Simoa neurology 4-plex assay (Nf-L, tau, GFAP and UCH-L1) for the study of traumatic brain injury and other neurodegenerative conditions. Whereas other assay technologies require cerebrospinal fluid, or CSF, to detect all four of these markers, due to Simoa's sensitivity, this is the only assay that can detect all of these biomarkers directly from blood samples. This is a significant advantage in terms of ease of use, patient comfort, speed and cost-effectiveness.

        In 2016, Fast Company named Quanterix one of the "World's Most Innovative Companies" for our work in concussion detection. We also were awarded two competitive grants from the NFL-GE Head Health Challenge to advance this work in the detection and quantification of mild TBI.

        We estimate that the total addressable market for Simoa technology in neurology has the potential to reach $6 billion across research, diagnostic and precision health screening indications.

Oncology

        Our ultra-sensitive Simoa technology has the potential to detect increased levels of oncology biomarkers during the very early stages in disease development. Biomarkers can be useful tools for diagnostics, prognostics and predictive cancer detection. However, many traditional assay technologies can only detect these biomarkers after the disease has progressed and the patient has become symptomatic. Simoa's highly sensitive detection capability may result in earlier detection, better monitoring and treatment and improved prognoses for patients. Additionally, Simoa technology has shown early promise as an alternative to more invasive diagnostic procedures.

        Simoa technology was used in a recent unpublished scientific study that indicates it may be possible to eventually replace routine mammograms with a very sensitive, more accurate, low cost, non-invasive blood test. In this retrospective study, researchers found that Simoa assays resulted in significantly fewer false positives and false negatives than mammography. Inaccurate mammography can result in unnecessary stress, additional health care costs from follow up diagnostic mammograms, unnecessary biopsies and increased lifetime exposure to radiation. Researchers are also developing ultrasensitive assays for lung and pancreatic cancer biomarkers using Simoa technology, potentially replacing the need for imaging and biopsy. We believe our Simoa technology has the potential to lead to rapid, cost effective, accurate blood-based health screens, further enabling the liquid biopsy market, which is estimated to grow to almost $3 billion by 2026.

        Cancer immunotherapy is a promising new area that is significantly affecting cancer remission rates. One challenge of immunotherapy approaches is that the elicited immune responses are not always predictable and can vary from person to person and protocol to protocol. There exists a significant need to develop biomarker tools to monitor these drugs and their effects. Circulating (serum and plasma) protein biomarkers have the potential to be used in the field of immuno-oncology to stratify patients, predict response, predict recurrence, reveal mechanism of action and monitor for adverse effects. One technical challenge facing the immuno-oncology drug development process has been the availability of immunoassays with sufficient sensitivity to measure immunomodulatory biomarkers directly in serum and plasma. We have developed a set of 38 ultra-sensitive immune modulation assays (cytokines and chemokines) that can be used to monitor the immune response. In particular key immune regulatory cells (T-regs, dendritic cells, macrophages) secrete very low amounts of the protein Interferon gamma (IFN-gamma) and these levels cannot be reliably measured in serum and plasma using conventional, immunoassay technology, however they can be tracked with our Simoa IFN-gamma assay. Additionally, we have developed an ultra-sensitive assay for IL-6 which is one of the cytokines commonly measured for monitoring cytokine release syndrome as an adverse effect in immunotherapies. Several studies have shown that our ultrasensitive assays can be valuable tools for monitoring immuno-oncology drugs and protocols.

        We also believe residual cancer cell detection post-surgery or treatment may significantly improve outcomes for a variety of cancer types, by helping identify and segment patients at a greater risk of reoccurrence post-surgery due to residual cancer. For example, we have developed an ultra-sensitive biomarker assay for Prostate Specific Antigen, or PSA, that is over 1,000-fold more sensitive than benchmark commercial PSA assays. This assay is the only currently available technology that can detect levels of PSA in blood samples of prostate cancer patients shortly following radical prostatectomy, and we and researchers from Johns Hopkins and NYU conducted a pilot study on the utility of this assay to predict recurrence of prostate cancer after this procedure. In this study, the blood of prostate cancer patients taken three to six months following a radical prostatectomy at least five years earlier was analyzed with Simoa. The majority of samples had PSA levels below the detectable limits of traditional PSA assays. Our Simoa technology, however, was able to detect and quantify PSA levels in all samples. As shown in the following graph, the study demonstrated that the PSA assay using our Simoa technology has the potential to be highly predictive of prostate cancer recurrence over a five-year period. This has the potential to be a powerful prognostic tool, and allowing adjuvant radiation treatment to be targeted only to the men who actually would benefit.

        We estimate that the total addressable market for Simoa in oncology has the potential to reach $25 billion across research, diagnostic and precision health screening indications.

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

Infectious Disease

        The ability to detect infectious disease biomarkers before the onset of an immune response, where a virus is most contagious and multiplying rapidly, is critical for controlling the spread of disease. We believe that our Simoa technology has the potential to have a significant impact in reducing the spread of infectious diseases by making early stage detection more specific and widely available.

        Today, early detection of infectious disease is conducted using nucleic acid testing to detect the nucleic acid of the viral or bacterial organism because the levels of infectious disease specific antigens are too low in the early stage of disease to be detected by traditional immunoassay technology. However, the sensitivity of our single molecule detection capabilities enables the detection of extremely low levels of infectious disease specific antigens with sensitivity that can rival the use of nucleic acid testing in this application, without the potential biases inherent in amplification technologies, such as PCR.

        For example, we have developed a simple Simoa assay with more than 4,000-fold greater sensitivity than benchmark commercial protein assays capable of detecting the HIV-specific antigen, p24. This Simoa p24 sensitivity matches the sensitivity of more expensive and complex nucleic acid testing methods. The following graph shows a comparison that we conducted in 2011 of the Simoa p24 assay with a commercially available nucleic acid testing method, as well as two commercially available p24 immunoassay methods for early detection of HIV infection. The Simoa p24 assay detects infection as early as the nucleic acid testing method (11 days from initial blood draw), and a full week before the earliest signs of infection by the conventional p24 immunoassay methods. This early detection of acute HIV infection can be critical for controlling the spread of HIV, as HIV is ten times more infectious in the acute phase.

        In addition, we believe the detection of a specific protein is more relevant to the determination of the pathogenic effect than detection of the organism itself because someone may carry a pathogenic organism with no pathogenic effect. Researchers have demonstrated that Simoa technology can detect Clostridium difficile (C. diff) toxins A and B with sensitivities similar to the PCR detection of the C. diff organism itself. Because the C. diff organism does not always produce toxins, PCR methods that detect the C. diff organism suffer from very high false positive rates, which may result in incorrect diagnoses and the overuse of antibiotics. We believe that using Simoa to detect the toxins rather than the organism has the potential to provide a higher level of sensitivity and specificity, greatly reducing false positives.

        We will continue to develop Simoa assays for pathogenic antigens that are competitive in sensitivity to PCR but more specific to the pathogenicity of the offending organism. We believe that these Simoa assays could also be invaluable tools for the development of anti-infective drugs and treatment monitoring of anti-viral and anti-bacterial drugs.

Inflammation

        Inflammation underlies the response of the body to injury in a variety of diseases. Simoa assays can measure inflammatory and anti-inflammatory molecules in serum and plasma with unprecedented sensitivity. This has the potential to enable new discoveries into the role of inflammation in the biology of health and disease. Our Simoa technology measures low levels of inflammatory proteins, including cytokines and chemokines, that characterize a range of inflammatory diseases, including Crohn's disease, asthma, rheumatoid arthritis and neuro-inflammation. We believe the sensitivity of Simoa technology can provide a clearer picture of the underlying state of the immune response and disease progression.

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

Our Products and Services

        Our Quanterix commercial portfolio includes research use only instruments, assay kits and other consumables, and contract research services offered through our Accelerator Laboratory, as follows:

Product	Key attributes
HD-1/HD-X	• commercially launched the HD-1 in January 2014 • expect to commercially launch the next-generation HD-X in the second half of 2019

•

Simoa bead-based platform technology

•

most widely referenced ultra-sensitive multiplex immunoassay platform on market

•

fully automated, floor-standing instrument

•

wide dynamic range

•

multiplexing capability with small sample volume

•

up to 400 samples per eight-hour shift

•

homebrew capabilities

•

HD-1 supports multiplexing up to 4-plex; HD-X will support up to 6-plex

Product	Key attributes
SR-X

•

commercial launch in December 2017

•

Simoa bead-based platform technology

•

reader only, benchtop instrument with lower price point

•

same sensitivity, dynamic range and homebrew capabilities as HD-1

•

multiplexing capability: SR-X currently has up to 6-plex capability

•

sample prep and assay protocol flexibility

SP-X

•

early access program in January 2019; commercial launch expected in April 2019

•

Simoa planar array platform technology

•

reader only, benchtop instrument with lower price point

•

similar sensitivity, dynamic range and homebrew capabilities as HD-1

•

multiplexing capability: SP-X currently has up to 10-plex capability

•

sample prep and assay protocol flexibility

Assays and other consumables

•

over 120 biomarker assays developed for neurology, oncology, cardiology, infectious diseases and immunology research

•

homebrew kits containing reagents and supporting user guides enabling customers to develop custom assays

•

proprietary Simoa disk with 24 arrays, each containing approximately 239,000 microwells for Simoa bead-based assays

Services	• contract research services provided through our Accelerator Laboratory • over 500 projects completed to date • extended warranty and service contracts • CLIA-certified lab available

Instruments and Consumables

HD-1/HD-X

        We commercially launched the HD-1 instrument in January 2014. The HD-1 uses our Simoa bead-based technology and is the most sensitive automated multiplex protein detection platform commercially available. Assays for the HD-1 are fully automated (i.e. sample in to result out), and results for up to 66 samples are available in approximately one hour. We believe that this automation provides us an additional significant competitive advantage with pharmaceutical and biotechnology customers. Samples can be input into the instrument via 96-well microtiter plates or sample tubes where the system can multiplex and process tests in a variety of assay protocol configurations.

        Specialized software controls the Simoa instrumentation, analyzes the digital images produced, and provides customers with detailed analysis of their samples, such as the concentration of multiple biological molecules. The HD-1 software automates the processes for running the instrument and analyzing data from the user-defined protocols. Proprietary image analysis software is embedded in the system, which converts the raw images into signals for each biological molecule being analyzed within a sample. Data reduction software automatically converts those signals to concentrations for the different biological molecules.

        We continually seek to improve our platforms and technology and to that end, we expect to commercially launch our next-generation fully automated, bead-based Simoa instrument, the HD-X, in the second half of 2019. The HD-X will increase the multiplexing capability from 4-plex (current HD-1 limit) to six-plex and will include software features to facilitate compliance with 21 CFR part 11 procedures.

SR-X

        We commercially launched the SR-X instrument in the fourth quarter of 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-1 in a compact benchtop form with a lower price point designed to address the needs of researchers who value the ultra-sensitive detection capabilities enabled by Simoa.

        In contrast to the fully automated workflow of the HD-1, the assay incubation and washing steps for the SR-X are performed outside of the instruments using conventional liquid handling methods. The offline sample prep provides additional flexibility to enable researchers to apply Simoa detection in an expanded range of applications including direct detection of nucleic acids. The SR-X system automates the steps loading Simoa beads onto Simoa disks with subsequent imaging, detection and data reduction. Processing time for imaging a 96 well plate is approximately 2.5 hours.

SP-X

        We initiated an early-access program for the SP-X instrument in January 2019, with the full commercial launch planned for April 2019. The SP-X uses the Simoa planar array technology developed initially by Aushon Biosystems for multiplex chemiluminescent immunoassay measurement, which we refined by leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms to provide the same Simoa sensitivity found in our Simoa bead-based platform. The Simoa planar array technology utilizes a 96-well microtiter plate with up to 10 different assay measurements performed in each well of the plate from as little as 12.5 microliters of sample.

        Similar to the SR-X, the assay prep workflow utilized for the SP-X involves assay incubation and washing steps performed outside of the instrument using the same conventional liquid handling methods as the SR-X. The SP-X instrument automates the imaging, detection and data reduction process. Processing time for imaging a 96 well plate is less than five minutes.

Assays and Consumables

        Recurring revenue is derived through the sale of consumables used to run assays on our instruments, and from our growing menu of Simoa digital biomarker assays. The current menu of approximately 80 analyte-specific single-plex and multi-plex assay kits for our bead-based instruments includes assays for biomarkers in the areas of neurology, infectious disease, immunology and oncology for both human and mouse samples. The current menu of assay kits for the planar array instrument includes approximately 50 biomarkers ranging from 1-10 analytes per assay in the areas of immunology and oncology research.

        In addition to these assays we have developed, the Simoa platform allows ease and flexibility in assay design, enabling our customers to develop their own proprietary in-house assays, called homebrew assays, using our bead-based Homebrew Assay Development Kit. These kits include all components required for customers to run tests using their own antibodies. Our consumables portfolio for our bead-based platform also includes our proprietary Simoa disks that are unique to our bead-based platform, as well as cuvettes, and disposable tips. Our goal is to continue to add to our assay kits to extend our application base. Our consumables portfolio for our planar array platform also includes assay-specific reagent kits as well as the Simoa Planar Array Homebrew Starter Kit which enables our customers to run tests using their own antibodies and reagents in a similar manner to the bead-based homebrew kits.

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

Services

        Through our Accelerator Laboratory, which includes a CLIA-certified laboratory, we provide customers a contract research option. Researchers, academics and principal investigators can work with our scientists to test specimens with existing Simoa assays, or prototype, develop and optimize new assays. The Accelerator Laboratory supports multiple projects and services, including:

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

  •
  Homebrew assay development.  Utilizing proprietary or commercially available reagents in combination with our Homebrew Assay Development Kit, we can rapidly develop a prototype assay exhibiting improved sensitivity compared to traditional ELISA. The Accelerator Laboratory can also be used to screen reagents to identify the optimal assay format or expand prototype efforts for further assay optimization or validation to ultimately deliver the highest level of performance.

  •
  Custom development.  After identifying the optimal assay and conditions, the Accelerator Laboratory can be used to generate qualified bulk reagents or custom assay kits, providing customer access to validated kits for assays not yet commercially available on the Simoa platform.

        To date, we have completed over 500 projects for over 179 customers from all over the world using our Simoa platforms. In addition to being an important source of revenue, we have also found the Accelerator Laboratory to be a significant catalyst for placing additional instruments, as more than 45 customers for whom we have provided contract research services have subsequently purchased an instrument from us.

        We also generate revenues through extended-warranty and service contracts for our installed base of instruments.

Research and Development

        We continually seek to improve our platform and technology to enable more sensitive detection and measurement of biological molecules. This evaluation includes examining new assay formats and instrumentation improvements and upgrades to increase the performance of our Simoa assays and instruments. We have implemented a research and development program that aims to increase the sensitivity of our Simoa technology 100-fold by 2021. We are also focused on expanding our assay menu to extend the scope of applications for our platform and grow our customer base. Our assay menu expansion is driven by a number of factors, including input from key opinion leaders, customer feedback, homebrew projects, Accelerator Laboratory projects, new publications on biomarkers of industry interest, and feedback from our sales and marketing team. We also intend to continue to develop and market new instruments with different and/or improved capabilities in order to further broaden our market reach.

Sales and Marketing

        We distribute our instruments and consumables via direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets such as Australia, Brazil, Czech Republic, China, India, Israel, Japan, Mexico, South Korea, Lebanon, Qatar, Singapore and Taiwan. Our domestic and international sales force informs our current and potential customers of current product offerings, new product and new assay introductions, and technological advances in Simoa systems, workflows, and notable research being performed by our customers or ourselves. As our primary point of contact in the marketplace, our sales force focuses on delivering a consistent marketing message and high level of customer service, while also attempting to help us better understand evolving market and customer needs.

        As of March 1, 2019, we had approximately 78 people employed in sales, sales support and marketing, including technical field application scientists and field service personnel. This staff is primarily located in North America and Europe. We intend to significantly expand our sales, support, and marketing efforts in the future by expanding our direct footprint in Europe as well as developing a comprehensive distribution and support network in China where significant new market opportunities exist. Additionally, we believe that there is significant opportunity in other Asia-Pacific region countries such as South Korea and Australia as well as in South America. We plan to expand into these regions via initial penetration with distributors and then subsequent support with Quanterix-employed sales and support personnel.

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

        To develop a thought leadership position in the precision health arena, we have been a Platinum Sponsor of the annual Powering Precision Health Summit, or PPHS. PPHS is an annual summit founded in 2016 by our President and Chief Executive Officer, Kevin Hrusovsky, that aims to gather many of the world's top innovators, scientists, physicians, medical professionals, patient advocates, government officials, regulators and investors to debate and collaborate around crucial issues from neurology, oncology and cardiology to inflammation and infectious disease. At PPHS in 2016, there were 22 cutting edge scientific talks covering neurology, cardiology, oncology and inflammation. There were over 200 registered attendees, including senior scientists, patient advocates, investors, and potential partners. At PPHS in 2017, there were 37 scientific talks and over 425 registered attendees and at PPHS Europe in 2018, there were 20 scientific talks and over 150 registered attendees.

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

Manufacturing and Supply

        Our manufacturing strategy has two components: to outsource the Simoa bead-based instrument development and manufacturing with industry leaders, and to internally develop and manufacture our planar array instrument and all assay kits in our own facilities.

Instruments

        The HD-1 and HD-X instruments are manufactured by STRATEC Biomedical AG, based in Birkenfeld, Germany, and is manufactured and shipped from their Birkenfeld and Beringen, Switzerland facilities. See "—Key Agreements—Development Agreement and Supply Agreement with STRATEC" for a description of this agreement. HD-1 instruments are shipped by STRATEC to our global customers' locations. Installation of, and training on, our products is provided by our employees in the markets where we conduct direct sales, and by distributors in those markets where we operate with distributors. The SR-X is manufactured by Paramit Corporation, based in Morgan Hill, California, and is shipped to global customers by Paramit.

        We believe this manufacturing strategy is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer for the HD-1, the HD-X or the SR-X, we would experience additional costs, delays and difficulties in doing so, and our business would be harmed.

        The SP-X instruments are manufactured, tested, shipped and supported by us from our Billerica, Massachusetts facility. All internal components are sourced domestically except one significant component is sourced in Germany. These components are sourced from a limited number of suppliers, including certain single-source suppliers. Although we believe that alternatives would be available, it would take time to identify and validate replacement components, which could negatively affect our ability to supply instruments on a timely basis. To mitigate this risk, we typically carry significant inventory of critical components.

Consumables

        We assemble our assay kits for our bead-based platform in our Lexington, Massachusetts facility. Reagents for our bead-based assays include all components required to run an enzyme based immunoassay, such as beads, capture and detector reagents, enzyme reagents and enzyme substrate. These reagents are sourced from a limited number of suppliers, including certain single-source suppliers. Although we believe that alternatives would be available, it would take time to identify and validate replacement reagents for our assay kits, which could negatively affect our ability to supply assay kits on a timely basis. In an effort to mitigate this risk through inventory control, we have increased the shelf life of the vast majority of our bead-based assays from six months to 12 months or more.

        Simoa disks for our bead-based platform are supplied through a single source supplier pursuant to a long-term supply agreement with STRATEC Consumables, a subsidiary of STRATEC Biomedical.

This agreement provides for a sufficient notification period to allow for supply continuity and the identification and tech transfer to a new supplier in the event either party wishes to terminate the relationship. Our cuvettes for our bead-based platform are single sourced through STRATEC Biomedical, and the disposable tips used in our bead-based platform are commercially available.

        We assemble our assay 96 well sample plate kits for our planar array platform in our Billerica, Massachusetts facility. Reagents for our planar array assays include all components required to run an enzyme-based chemiluminescent immunoassay, such as capture antibody printed plates and detector reagents, enzyme reagents and enzyme substrate. These reagents are sourced from a limited number of suppliers, including certain single-source suppliers. Although we believe that alternatives would be available, it would take time to identify and validate replacement reagents for our assay kits, which could negatively affect our ability to supply assay kits on a timely basis. Because our planar array assays have a shelf life of 12 months, we believe we are able to mitigate this risk through inventory control.

Key Agreements

Development Agreement and Supply Agreement with STRATEC

        In August 2011, we entered into a Strategic Development Services and Equity Participation Agreement, or the Development Agreement, with STRATEC Biomedical Systems AG, pursuant to which STRATEC undertook the development of the Simoa HD-1 instrument. Under the Development Agreement, we were required to pay a fee and issue to STRATEC warrants to purchase our equity securities, all of which have been exercised as of December 31, 2017. These fees and warrants were subject to a milestone based payment schedule. The Development Agreement was amended in November 2016. The Amendment reduced our obligation to satisfy a minimum purchase commitment under the Supply and Manufacturing Agreement described below. Additionally, the parties agreed on additional development services for an additional fee, which is payable when the additional development is completed. This fee includes the final milestone payment that was associated with the final milestone due under the terms of the Development Agreement. The services are expected to be completed in the second half of 2019.

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

Paramit Manufacturing Services Agreement

        In November 2016, we entered into a Manufacturing Services Agreement, or the Paramit Agreement, with Paramit Corporation, or Paramit. Under the terms of the Paramit Agreement, we engaged Paramit to produce and test our SR-X instrument on an as-ordered basis. We also engaged Paramit to supply spare parts. Paramit has no obligation to manufacture our instrument without a purchase order and no obligation to maintain inventory in excess of any open purchase orders or materials in excess of the amount Paramit reasonably determines will be consumed within 90 days or within the lead time of manufacturing our instrument, whichever is greater. We have an obligation to purchase any material or instruments deemed in excess pursuant to the Paramit Agreement. The price is determined according to a mutually agreed-upon pricing formula. The parties agreed to review the pricing methodology yearly or upon a material change in cost.

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

Competition

        We compete with both established and development-stage life science companies that design, manufacture and market instruments for protein detection, nucleic acid detection and additional applications. For example, companies such as Bio-Techne, Luminex Corporation, MesoScale Diagnostics, Singulex, Gyros Corporation, Nanostring Technologies, Inc., and others, have products for protein detection that compete in certain segments of the market in which we sell our products. As we or our partners expand the applications for our products to include diagnostics and precision health screening, we expect to compete with companies such as Siemens, Abbott, Roche, Ortho Clinical Diagnostics and Thermo Fisher Scientific. Furthermore, our technology and products are showing promise for non-invasive early disease detection, and in the future, we could experience competition from companies that develop and market imaging and other molecular detection technologies. In addition, a number of other companies and academic groups are in the process of developing novel technologies for the life science research, diagnostic and precision health screening markets. Many of the companies with which we compete or will compete have substantially greater resources than we have.

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

Intellectual Property

        Our core Simoa bead-based technology, directed to general methods and devices for single molecule detection, originated at Tufts University, in the laboratory of Professor David Walt, who is the founder of Quanterix and a current member of our Board of Directors. Prof. Walt and his students pioneered the single molecule array technology, including technologies that enabled the detection of single enzyme labels in arrays of microwells, thereby facilitating the ultra-sensitive detection of proteins, nucleic acids, and cells. We have exclusively licensed from Tufts the relevant patent filings related to these technologies. (See "—License Agreement with Tufts University" below). In addition to licensed patents, we have developed our own portfolio of issued patents and patent applications directed to commercial products and technologies for potential development. We believe our proprietary platforms are a core strength of our business and our strategy includes the continued development of our patent portfolio.

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

Simoa and Related Technology

        As of March 1, 2019, we had exclusively licensed 17 patents and two patent applications from Tufts. These patents and patent applications include eight issued U.S. patents and two pending U.S patent applications, three granted European patents, three granted Japanese patents, two granted Canadian patents and one granted Australian patent.

        A first patent family licensed from Tufts is directed to methods for detecting single molecules. This patent family includes five granted U.S. patents, two pending U.S. patent applications, three granted European patents (each nationalized and active in seven or eight countries), three granted Japanese patents, two granted Canadian patents and one granted Australian patent. The standard patent expiration date for U.S. patents in this family is February 16, 2027, and for the non-U.S. patents is February 20, 2027 or August 30, 2027.

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

        As of March 1, 2019, we owned 19 issued U.S. patents and 16 pending U.S. patent applications, three pending Patent Cooperation Treaty applications, eight granted European patents and six pending European patent applications, eight granted Japanese patents and one pending Japanese patent applications, four granted Chinese patents and two pending Chinese patent applications, five granted Canadian patents and two pending Canadian patent applications, and four registered Hong Kong patent applications.

        A first patent family owned by us is directed to methods for determining a measure of the concentration of analyte molecules or particles in a fluid sample, and in particular to methods for analyte capture on beads, including multiplexing. This patent family includes three granted U.S. patents and one pending U.S. patent application, two granted European patent (nationalized and active in eight countries) and one pending European application, two granted Japanese patents, two granted Chinese patents, and one granted Canadian patent. The standard patent expiration date for the U.S. patents in this family is March 24, 2030, and for the non-U.S. patents is March 1, 2031.

        A second patent family owned by us is directed to methods and systems for determining a measure of the concentration of analyte molecules or particles in a fluid sample, and in particular to methods or systems for determining concentration based on either counting or measured intensity (extending the dynamic range). This patent family includes four granted U.S. patents and one pending U.S. patent application, one granted European patent (nationalized and active in seven countries), two granted Japanese patents, one granted Chinese patent, and one granted Canadian patent. The standard patent expiration date for the U.S. patents in this family is March 24, 2030, and for the non-U.S. patents is March 1, 2031.

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

        A fifth patent family owned by us is directed to instruments and consumables. This patent family includes one granted U.S. patent and one pending U.S. patent application, one granted Japanese patent and one pending Japanese patent application, one granted Chinese patent and two pending Chinese patent applications, three registered Hong Kong patent applications and one pending patent application in each of Europe, and Canada. The standard patent expiration date for any U.S. patents that may issue from this family is February 25, 2031, and for any non-U.S. patents is January 27, 2032.

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

        An eighth patent family owned by us is directed to methods and systems for reducing and/or preventing signal decay. This patent family includes one pending Patent Cooperation Treaty patent application. If we pursue protection by filing any national stage applications, the standard patent expiration date for any patents that may issue from this family will be in 2038.

        We own or co-own seven patent families directed to the measurement of particular types of analytes, including prostate specific antigen (PSA), b-amyloid peptide, tau protein, toxin B of C. difficile, and DNA or RNA molecules. Any patents that may issue from these patent applications would have standard expiration dates between 2032 and 2039.

        With the acquisition of Aushon in January 2017, we acquired their patent portfolio for our planar array technology. As of March 1, 2019, the acquired patent portfolio includes at least eight issued U.S. patents and five pending U.S. patent applications, one granted Australian patent, three granted Canadian patents and one pending Canadian patent application, five granted European patents (each nationalized and active in between eight and 14 countries) and three pending European patent applications, three granted Japanese patents, one registered Hong Kong patent application and one pending Patent Cooperation Treaty patent application.

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

License Agreement with Tufts University

        In June 2007, as amended in April 2013 and August 2017, we entered into a license agreement with Tufts University, or Tufts, pursuant to which we obtained an exclusive, worldwide license to research, develop, commercialize, use, make, or have made, import or have imported, distribute or have distributed, offer or have offered, and sell or have sold products and services covered by patent rights to the Simoa bead-based technology owned by Tufts, as well as a non-exclusive license to related know-how. The rights licensed to us are for all fields of use and are sublicensable for a fee.

        Under the terms of the agreement, as amended, we paid a one-time, non-refundable upfront fee and issued Tufts shares of our common stock. In addition, in connection with the April 2013 amendment, we issued Tufts shares of our Series C-1 Preferred Stock. We are required to pay Tufts low single-digit royalties on all net sales of products and services that use the licensed technology, as well as a portion of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us, and a milestone payment upon any sublicense by us. We were also required to reimburse Tufts for all patent prosecution cost incurred prior to the agreement and for all future patent prosecution costs.

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

        On November 25, 2013, the FDA issued Final Guidance for Industry and Food and Drug Administration Staff on "Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only," or the RUO/IUO Guidance. The purpose of an FDA guidance document is to provide the FDA's current thinking on when IVD products are properly labeled for RUO or for IUO, but as with all FDA guidance documents, this guidance does not establish legally enforceable responsibilities and should be viewed as recommendations unless specific regulatory or statutory requirements are cited. The RUO/IUO Guidance explains that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. Merely including a labeling statement that a product is intended for research use only will not necessarily exempt the device from the FDA's 510(k) clearance, premarket approval, or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends its product to be used for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product's performance in clinical applications, a manufacturer's provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. Although the RUO/IUO Guidance is a statement of the FDA's thinking with respect to certain RUOs and IUOs in 2013 and was not intended as a compliance requirement, we believe that our labeling and promotion of our products, including the custom assay RUO products developed by the Accelerator Laboratory, is consistent with the RUO/IUO Guidance because we have not promoted our products for clinical use in humans. We also are not promoting or using our products in the development or promotion of laboratory developed test, or LDT, services. When we develop products for clinical use, we will do so in accordance with FDA requirements applicable to those products at that time. Separately, when we become aware that accredited or licensed clinical laboratories may be using our RUO products either for research or clinical uses, such as part of LDT services, in accordance with the regulations that apply to clinical laboratories, we will continue to review the labeling and promotion of our products for consistency with the RUO/IUO Guidance.

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

510(k) Clearance Pathway

        To obtain 510(k) clearance, a sponsor must submit to the FDA a premarket notification demonstrating that the device is substantially equivalent, or SE, to a device legally marketed in the U.S. for which a PMA was not required. The FDA is supposed to make a SE determination within 90 days of FDA's receipt of the 510(k), but it often takes longer if the FDA requests additional information. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or possibly a pre-market approval.

De Novo Classification

        Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the "Request for Evaluation of Automatic Class III Designation," or the de novo classification procedure.

        This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

Premarket Approval Pathway

        A PMA must be submitted if a new device cannot be cleared through the 510(k) process. The PMA process is generally more complex, costly and time consuming than the 510(k) process. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use. After a PMA is sufficiently complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the accepted application, although, review of the application generally can take between one and three years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, the panel's recommendations are important to the FDA's overall decision making process. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with its quality system regulations, or QSRs. New premarket approval applications or premarket approval application supplements are also required for product modifications that affect the safety and efficacy of the device.

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

FDA Enforcement

        After a medical device is placed on the market, numerous regulatory requirements apply. These include among other things:

  •
  establishment registration and device listing;

  •
  the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

  •
  labeling regulations and the FDA prohibitions against the promotion of products for uncleared, unapproved or "off-label" uses and other requirements related to promotional activities;

  •
  medical device reporting regulations, which require that manufacture's report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;

  •
  corrections and removal reporting regulations, which require that manufacture's report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the Federal Food, Drug, and Cosmetics Act that may present a risk to health; and

  •
  post market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

        To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions, including but not limited to, warning letters; fines, injunctions, consent decrees and civil penalties; recall or seizure of the device; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance or PMA approvals of new devices; withdrawal of 510(k) clearance or PMA approvals; and civil or criminal prosecution.

Clinical Laboratory Improvement Amendments of 1988, Regulation of LDTs and State Regulation

        Since our acquisition of Aushon Biosystems, Inc. in January 2018, we own and operate a CLIA certified laboratory. The Clinical Laboratory Improvement Amendments of 1988 (CLIA) are federal regulatory standards that apply to all clinical laboratory testing performed on humans in the United States (with the exception of clinical trials and basic research). A clinical laboratory is defined by CLIA as any facility that performs laboratory testing on specimens obtained from humans for the purpose of providing information for health assessment and for the diagnosis, prevention, or treatment of disease. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services.

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

        High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers. These tests have been traditionally offered by nearly all complex laboratories for the last few decades as Laboratory Developed Tests, or LDTs, which are subject to CMS oversight through its enforcement of CLIA. The FDA also has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and not sought to require these laboratories to comply with FDA regulations regarding medical devices. During 2010, the FDA publicly announced that it had decided to exercise regulatory authority over these LDTs, and that it planned to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it would be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. On November 18, 2016, the FDA announced it would not release final guidance at that time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach. On January 3, 2017, the FDA released a discussion paper outlining a possible risk-based approach for FDA and CMS oversight of LDTs. Later in 2017, the FDA indicated that Congress should enact legislation to address improved oversight of diagnostics, including LTDs, rather than the FDA addressing the issue through administrative proposals. We cannot predict the ultimate timing or form of any such guidance or regulation or their potential impact. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA's approach is unknown, it may be extensive and may result in significant change.

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

        If, in the future, we perform clinical diagnostic testing, we would also become subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as well as additional federal and state laws that impose a variety of fraud and abuse prohibitions on healthcare providers, including clinical laboratories.

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

Employees

        As of December 31, 2018, we had 177 employees, of which 78 work in sales, sales support, field service, and marketing, 38 work in engineering and research and development, 36 work in manufacturing and operations and 25 work in general and administrative. As of December 31, 2018, of our 177 employees, 160 were located in the United States and 17 were employed outside the United States. None of our employees is represented by a labor union or is subject to a collective bargaining agreement.

Corporate Information

        We were incorporated under the laws of the State of Delaware in April 2007 under the name "Digital Genomics, Inc." In August 2007, we changed our name to "Quanterix Corporation." Our principal executive offices are located at 113 Hartwell Avenue, Lexington, Massachusetts 02421, and our telephone number is (617) 301-9400. We expect to relocate our principal executive offices in the second quarter of 2019 to 900 Middlesex Turnpike, Billerica, Massachusetts 01821.

Information Available on the Internet

        Our Internet website address is www.quanterix.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amdended, or the Exchange Act. We make these reports available through the "Investors—Financial Information—SEC Filings" section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can review our electronically filed reports and other information that we file with the SEC on the SEC's website at http://www.sec.gov.

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

        We incurred net losses of $31.5 million, $27.0 million and $23.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $175.9 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect that our losses will continue at least through the next 24 months as we plan to invest significant additional funds toward expansion of our commercial organization and the development of our technology and related assays. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10-K, the market acceptance of our products, future product development and our market penetration and margins.

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

  •
  adoption of our Simoa technology platforms and products by customers;

  •
  the timing of customer orders to purchase our Simoa instruments;

  •
  the rate of utilization of consumables by our customers;

  •
  receipt and timing of revenue for services provided in our Simoa Accelerator Laboratory;

  •
  the timing of the introduction of new products, product enhancements and services; and

  •
  the receipt and timing of revenue from collaborations.

        In addition, a significant portion of our operating expenses is relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls might decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. If this occurs, the trading price of our common stock could fall substantially.

We are an early, commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance.

        We are an early, commercial-stage company and have a limited commercial history. Our revenues are derived from sales of our instruments, consumables and services, which are all based on our Simoa technology. We commercially launched our first Simoa instrument and consumables in 2014. Our limited commercial history may make it difficult to evaluate our current business and make predictions about our future success or viability subject to significant uncertainty. We will continue to encounter risks and difficulties frequently experienced by early, commercial-stage companies, including scaling up our infrastructure and headcount. If we do not address these risks successfully, our business will suffer.

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

        If our management is unable to effectively manage our anticipated growth, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected and we may be unable to implement our business strategy. In addition, the quality of our products and services may suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

        We believe that our existing cash and cash equivalents as of December 31, 2018, together with our cash generated from commercial sales, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we may need to raise substantial additional capital to:

  •
  expand our sales and marketing efforts to further commercialize our products;

  •
  strategically acquire companies or technologies that may be complementary to our business;

  •
  expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the United States Food and Drug Administration, or FDA, to be medical devices or otherwise subject to additional regulation by the FDA;

  •
  seek premarket approval, or PMA, or 510(k) clearance from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition (see "Risk Factors—If the FDA determines that our products are medical devices or if we seek to market our products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s), and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome." and "Business—Government Regulation" for further information about the FDA approvals that we may be required to seek and obtain in that circumstance);

  •
  build out our new facility as we continue to grow our employee headcount;

  •
  hire additional personnel;

  •
  enter into collaboration arrangements, if any, or in-license other products and technologies;

  •
  add operational, financial and management information systems; and

  •
  incur increased costs as a result of operating as a public company.

        Our future funding requirements will depend on many factors, including:

  •
  market acceptance of our products, including our SP-X instrument;

  •
  the cost and timing of establishing additional sales, marketing and distribution capabilities;

  •
  the cost of our research and development activities;

  •
  our ability to enter into collaborations in the future, and the success of any such collaborations;

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

        As of December 31, 2018, we had federal net operating loss carry forwards, or NOLs, to offset future taxable income of approximately $136.8 million, which begin to expire in 2026, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an "ownership change" is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have already experienced one or more ownership changes as defined under Section 382 of the Code. Depending on the timing of any future utilization of our NOLs, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

        Our success depends on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Most of the potential customers for our products already use expensive research systems in their laboratories that they have used for many years and may be reluctant to replace those systems with ours. Market acceptance of our Simoa technology will depend on many factors, including our ability to convince potential customers that our technology is an attractive alternative to other available technologies. Compared to some competing technologies, our Simoa technology is new and complex, and many potential customers have limited knowledge of, or experience with, our products. Prior to adopting our systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than ours. In addition, it is important that our Simoa technology be perceived as accurate and reliable by the scientific and medical research community as a whole. Historically, a significant part of our sales and marketing efforts has been directed at demonstrating the advantages of our technology to industry leaders and encouraging such leaders to publish or present the results of their evaluation of our system. If we are unable to continue to motivate leading researchers to use Simoa technology, or if such researchers are unable to achieve or unwilling to publish or present significant experimental results using our systems, acceptance and adoption of our systems may be slowed and our ability to increase our revenue would be adversely affected.

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

Sales of our assay for the neurological biomarker Nf-L have become increasingly important to our business, and any significant decrease in sales of that assay could have a material adverse effect on our business.

        Neurology has been a primary focus area for commercialization of our Simoa technology and the services that we provide to our customers. Sales from neurological-related biomarkers, Nf-L in particular, have become an increasingly important part of our business. We estimate that revenue from services and sales of consumables relating to Nf-L represented approximately 17% of our total revenue for the fiscal year ended December 31, 2018. There can be no assurance that we will continue to derive meaningful revenues from the sale of our Nf-L assay, from services related to that assay or from sales of instruments driven by customers desiring access to the Nf-L assay. Further, we rely on a single source supplier for the antibodies used in our Nf-L assay. Although we have a supply agreement with this supplier, any disruption in the supply of this antibody, or the adoption by our customers of competitive technologies for detecting biomarkers of neurodegenerative conditions, could negatively impact our revenues and have a material adverse effect on our business.

Some of the reagents used in our products are labeled for "research use only" and will have to undergo additional testing before we could use them in a product intended for clinical use.

        Some of the materials that are used in our consumable products, including certain reagents, are purchased from suppliers with a restriction that they be used for research use only, or RUO. While we have focused initially on the life sciences research market, part of our business strategy is to expand our product line, either alone or in collaboration with third parties, to encompass systems and products that can be used for clinical purposes. Whether or not we continue to use the same RUO materials that we currently use, or obtain similar materials that are not labeled with the RUO restriction, we or a collaborator will be required to demonstrate that the use of our system and products as a clinical test complies with all applicable requirements. In addition, if the supplier of any material or component used in a clinical test were changed, it would require confirmation through additional testing that the change does not adversely affect the reliability of the test. Any such additional testing may be expensive and time-consuming and delay the introduction of new products based on our technology.

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

        The sales process for our Simoa instruments generally involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our technology and products and a lengthy review process. Our customers' evaluation processes often involve a number of factors, many of which are beyond our control. As a result of these factors, the capital investment required to purchase our systems, and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly. Given the length and uncertainty of our sales cycle, we have in the past experienced, and expect to in the future experience, fluctuations in our sales on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems, use existing assays not requiring capital equipment or purchase systems other than ours.

Our long-term results depend upon our ability to improve existing products and introduce and market new products successfully.

        Our business is dependent on the continued improvement of our existing Simoa products and our development of new products utilizing our Simoa or other potential future technology. As we introduce new products or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products in the future. In addition, introducing new products could result in a decrease in revenues from our existing products. For example, introduction of the SP-X and the anticipated introduction of the HD-X may result in a decrease in revenue from our SR-X and HD-1 instruments. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product development and refinement. We may need more capital for product development and refinement than is available on terms favorable to us, if at all, which could adversely affect our business, financial condition or results of operations.

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

        Our business strategy includes the development of new assays for our Simoa instruments. New assays require significant research and development and a commitment of significant resources prior to their commercialization. Our technology is complex, and we cannot be sure that any assays we may intend to develop will be developed successfully, be proven to be effective, offer improvements over currently available tests, meet applicable standards, be produced in commercial quantities at acceptable costs or be successfully marketed. Moreover, development of particular assays may require licenses or access to third-party intellectual property which may not be available on commercially reasonable terms, or at all. In addition, we believe that our future success will depend, in part, on our ability to develop and commercialize multiplex assays that can simultaneously measure multiple biomarkers, particularly for oncology indications. While we have developed and validated a 10-plex assay for the SP-X using our Simoa planar array technology, the most robust multiplex assay that we have commercially launched to date using our Simoa bead-based technology is a 4-plex assay. If we do not successfully develop new assays for our Simoa instruments, including multiplex assays with the ability to detect an increased number of biomarkers in a single sample, we could lose revenue opportunities with existing or future customers.

If we do not successfully manage the development and launch of new products, our financial results could be adversely affected.

        We initiated an early-access program for the SP-X instrument in January 2019, with the full commercial launch planned for April 2019, and intend to launch the HD-X, our next generation bead-based instrument, in the second half of 2019. We face risks associated with launching new products such as the SP-X and HD-X. If we encounter development or manufacturing challenges or discover errors during our product development cycle, the product launch dates of new products may be delayed. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

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

        Although we do not, and cannot currently, promote the use of our products, or services based on our products, for diagnostic purposes, if our customers develop or use them for diagnostic purposes, someone could file a product liability claim alleging that one of our products contained a design or manufacturing defect that resulted in the failure to adequately perform, leading to death or injury. A product liability claim could result in substantial damages and be costly and time-consuming to defend, either of which could materially harm our business or financial condition. We cannot assure investors that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

We may seek to enter into strategic collaborations and licensing arrangements with third parties, but we may not be successful in establishing or maintaining such arrangements.

        We may seek to enter into strategic collaborations and licensing agreements with third parties to develop products based on our Simoa technology, such as for certain in vitro diagnostic, or IVD, purposes. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming, and discussions may not lead to collaborations or licenses on favorable terms, if at all. Even if we establish such relationships, if our partners do not prioritize and commit sufficient resources to develop and sell products based on our Simoa technology, they may never result in the successful development or commercialization of products based on our Simoa technology.

Our reliance on distributors for sales of our products outside of the United States could limit or prevent us from selling our products and could impact our revenue.

        We have established exclusive distribution agreements for our Simoa instruments and related consumable products within Australia, Brazil, Czech Republic, China, India, Israel, Japan, Mexico,

South Korea, Lebanon, Qatar, Singapore and Taiwan, as well as other foreign countries. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth. In addition, if our distributors fail to comply with applicable laws and ethical standards, including anti-bribery laws, this could damage our reputation and could have a significant adverse effect on our business and our revenues.

We expect to generate a substantial portion of our revenue internationally in the future and can become further subject to various risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

        For the years ended December 31, 2018, 2017 and 2016, approximately 43%, 45% and 36%, respectively, of our product revenue was generated from customers located outside of North America. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

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

        Our future success depends on our ability to attract, recruit, train, retain, motivate and integrate key personnel, including our recently expanded senior management team, as well as our research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel is intense. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. Because of the complex and technical nature of our products and the dynamic market in which we compete, any failure to attract, recruit, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects.

We have limited experience in marketing and selling our products, and if we are unable to successfully commercialize our products, our business and operating results will be adversely affected.

        We have limited experience marketing and selling our products. We currently sell all our products for research use only, through our direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets, including Australia, Brazil, Czech Republic, China, India, Israel, Japan, Mexico, South Korea, Lebanon, Qatar, Singapore and Taiwan.

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

We rely on a single contract manufacturer to manufacture and supply our Simoa HD instruments and rely on a different single contract manufacturer to manufacture and supply our Simoa SR-X. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.

        We currently rely on a single contract manufacturer, STRATEC Biomedical AG, or STRATEC, an analytical and diagnostic systems manufacturer located in Germany, to manufacture and supply all of our Simoa HD1 instruments and will continue to rely on STRATEC when we launch the HD-X. In addition, we currently rely on a single contract manufacturer, Paramit Corporation, or Paramit, a contract manufacturer located in California, to manufacture and supply all of our SR-X instruments. Since our contract with STRATEC does not commit them to supply quantities beyond the amounts included in our forecasts and our contract with Paramit does not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers' needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were not able to supply instruments, our business would be harmed.

        Pursuant to our Supply Agreement with STRATEC, as amended, we are required to purchase a minimum number of commercial units of HD instruments over a seven-year period ending in May 2021. If we fail to purchase the required minimum number of commercial units, including as a result of the impact of sales of the SR-X and SP-X going forward, we would be obligated to pay a fee based on the shortfall of commercial units purchased compared to the required number. If we fail to purchase the required minimum number of commercial instruments and terminate the arrangement in certain circumstances, we would be obligated to issue a warrant to purchase shares of our common stock. Any amount we may have to pay STRATEC for failing to purchase the minimum number of commercial units of HD instruments will cause our operating results to suffer.

        In the event it becomes necessary to utilize a different contract manufacturer for the HD instruments or the SR-X, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new supplier as well as preparing such new supplier to meet the logistical requirements associated with manufacturing our units, and our business would suffer. We may also experience additional costs and delays in the event we need access to or rights under any intellectual property of STRATEC.

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

We rely on a limited number of suppliers or, in some cases, one supplier, for some of our materials and components used in our consumable products and the SP-X instrument, and may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

        We rely on limited or sole suppliers for certain reagents and other materials and components that are used in our consumable products and in the SP-X instrument. While we periodically forecast our needs for such materials and enter into standard purchase orders with them, we do not have long-term contracts with many of these suppliers. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our operations could occur if we encounter delays or difficulties in securing these materials, or if the quality of the materials supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to qualify a new supplier and ensure that the new materials provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.

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

        Many of our current competitors have competitive advantages over us, including:

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

        We believe that the principal competitive factors in all of our target markets include:

  •
  accuracy, including sensitivity and specificity, and reproducibility of results;

  •
  cost of instruments and consumables;

  •
  reputation among customers;

  •
  innovation in product offerings;

  •
  flexibility and ease of use; and

  •
  compatibility with existing laboratory processes, tools and methods.

        We cannot assure you that our products will compete favorably or that we will be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. In addition, we cannot assure you that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

Integrating any business, product or technology we acquire can be expensive and time-consuming and can disrupt and adversely affect our ongoing business, including product sales, and distract our management.

        We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses, such as our January 2018 acquisition of Aushon Biosystems, Inc. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

  •
  minimize the disruption and distraction of our management and other employees, including our sales force, in connection with the integration of any acquired business, product or technology;

  •
  minimize disruption in relationships with customers, distributors or suppliers as a result of such a transaction;

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

Risks Related to Government Regulation and Diagnostic Product Reimbursement

If the FDA determines that our products are medical devices or if we seek to market our products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s) and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.

        We have focused initially on the life sciences research market. This includes offering products for use by laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, our products are labeled as "Research Use Only," or RUO, and are not intended for diagnostic uses. While we have focused initially on the life sciences research market and RUO products only, our strategy is to expand our product line to encompass products that are intended to be used for the diagnosis of disease, either alone or in collaboration with third parties. Such IVD products, once developed and offered, will be subject to regulation by the FDA as medical devices, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed.

        The process of obtaining regulatory clearances to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In general, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not "substantially equivalent" to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. Pursuant to amendments to the statute in 2012, a manufacturer can also submit a petition for a direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

        High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA's satisfaction the safety and efficacy of the device for its intended use.

        Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products internationally for such uses, we may be subject to rigorous international regulation in the future. In these circumstances, we would rely significantly on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.

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

        Laboratory developed tests, or LDTs, are a subset of IVD tests that are designed, manufactured and offered as services to high complexity clinical laboratories and used within a single laboratory. The FDA maintains that LDTs are medical devices and has for the most part exercised enforcement discretion for most LDTs. A significant change in the way that the FDA regulates any LDTs that we, our collaborators or our customers develop using our technology could affect our business. The FDA has considered the appropriate way to regulate such tests, but after publishing several draft guidances and holding a number of public hearings and workshops, no final guidance has been issued. However, if the FDA requires laboratories to undergo premarket review and comply with other applicable FDA requirements in the future, the cost and time required to commercialize an LDT will increase substantially, and may reduce the financial incentive for laboratories to develop LDTs, which could reduce demand for our instruments and our other products.

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

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

        The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products, including RUO products, in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

U.S. legislative, FDA or global regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.

        From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

        Moreover, leadership, personnel and structural changes within the FDA as well as recent and future federal election outcomes could result in significant legislative and regulatory reforms impacting the FDA's regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

        In addition, on May 25, 2017, the new Medical Devices Regulation (2017/745 or "MDR") entered into force. Following its entry into application on May 26, 2020, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the EU Medical Devices Regulation repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area ("EEA") Member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA Member States and are intended to eliminate current differences in regulation of medical devices among EEA Member States. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The MDR will however only become applicable in three years after publication (in May 2020). Once applicable, the new regulations will among other things:

  •
  strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

  •
  establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

  •
  improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

  •
  set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and

  •
  strengthen rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market.

        Once applicable, the MDR may impose increased compliance obligations for us to access the EU market.

        In order to continue to sell our products in Europe, we must maintain our CE marks and continue to comply with certain EU directives and, in the future with the MDR. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body, which could impair our ability to market products in the EEA in the future. Any changes to the membership of the European Union, such as the departure of the United Kingdom (Brexit), may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.

If we do not comply with governmental regulations applicable to our CLIA-certified laboratory, we may not be able to continue our operations.

        The operation of our Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory is subject to regulation by numerous federal, state and local governmental authorities in the United States. This laboratory holds a CLIA certificate of compliance and is licensed by the Commonwealth of Massachusetts and the State of Maryland, and we intend to obtain other state licenses as may be required in the future. Failure to comply with federal or state regulations or changes in those regulatory requirements could result in a substantial curtailment or even prohibition of the operations of our laboratory and could have an adverse effect on our business. CLIA is a federal law that regulates clinical laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention or treatment of disease. To maintain CLIA certification, laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make unannounced inspections of these laboratories. If we were to lose our CLIA certification or any required state licenses, whether as a result of a revocation, suspension or limitation, it could have a material adverse effect on our business.

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

        The ability of us or our customers to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from government health programs, private health insurers and other third-party payors. In the United States, the principal decisions about reimbursement for new technologies are often made by the Centers for Medicare and Medicaid Services, or CMS. Private payors often follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payments for particular products and procedures. We cannot be sure that coverage will be available for any diagnostic tests based on our technology, and, if coverage is available, the level of payments. Reimbursement may impact the demand for those tests. If reimbursement is not available or is available only to limited levels, any tests for which marketing authorization is received may not be able to be successfully commercialized.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent our products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business rely, which could negatively impact our business.

        The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

        Disruptions at the FDA and other agencies may also slow the time necessary for regulatory submissions to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

        We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 1, 2019, we owned or exclusively licensed 27 granted U.S. patents and approximately 18 pending U.S. patent applications. We also owned or exclusively licensed a number of pending patent applications and granted patents in particular jurisdictions outside of the United States. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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

        In addition to pursuing patents on our technology, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Moreover, if a party having an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, the outcome would be unpredictable, and any remedy may be inadequate. In addition, courts outside the United States may be less willing to protect trade secrets.

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

        Our Simoa bead-based technology is licensed exclusively to us from Tufts University. We do not own the patents that underlie this license. Our rights to use this technology and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of the license. Our principal obligations under our license agreement with Tufts are as follows:

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

We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that we would be able to do so.

        We may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future products, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our current or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we could not obtain a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

        Licensing of intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

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

        If disputes over intellectual property that we have licensed prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operation.

        In addition to agreements pursuant to which we in-license intellectual property, we have in the past and expect to in the future to grant licenses under our intellectual property. Like in-licenses, out-licenses are complex, and disputes may arise between us and our licensees, such as the types of disputes described above. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.

If we or any of our partners are sued for infringing intellectual property rights of third parties, it would be costly and time-consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

        Our success also depends on our ability to develop, manufacture, market and sell our products and perform our services without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing products and services. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors have claimed, and may claim in the future, that our products and/or services infringe their intellectual property rights and have suggested, and may suggest in the future, that we enter into license agreements.

        Even if such claims are without merit, we could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against claims of infringement made by third parties or settling such claims. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse impact on our ability to conduct our business and our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer one or more products or services and could result in a substantial award of damages against us. In addition, since we sometimes indemnify customers, collaborators or licensees, we may have additional liability in connection with any infringement or alleged infringement of third-party intellectual property.

        Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents upon which our products or proprietary technologies may infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or any of our products. There is a substantial amount of litigation involving patent and other intellectual property rights in our industry. If a third party claims that we or any of our licensors, customers or collaboration partners infringe upon a third party's intellectual property rights, we may have to:

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

        Competitors may infringe our patents or the patents of our licensors. In the event of infringement or unauthorized use, we may file one or more infringement lawsuits, which can be expensive and time-consuming. An adverse result in any such litigation proceedings could put one or more of our patents at risk of being invalidated, being found to be unenforceable or being interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

        In addition, patent litigation can be very costly and time-consuming. An adverse outcome in such litigation or proceedings may expose us or any of our future development partners to loss of our proprietary position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

Our issued patents could be found invalid or unenforceable if challenged in court, which could have a material adverse impact on our business.

        If we or any of our partners were to initiate legal proceedings against a third party to enforce a patent covering one of our products or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the challenged patent. Such a loss of patent protection would have a material adverse impact on our business.

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

        Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years, such as Impression Products, Inc. v. Lexmark International, Inc., Association for Molecular Pathology v. Myriad Genetics, Inc., Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Alice Corporation Pty. Ltd. v. CLS Bank International, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We use third-party software that may be difficult to replace or may cause errors or failures of our products that could lead to lost customers or harm to our reputation.

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

        We will need to maintain our relationships with third-party software providers and to obtain software from such providers that does not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver reliable products to our customers and could harm our reputation and results of operations.

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

  •
  announcements by us, our partners or our competitors of new products, significant contracts, strategic partnerships, joint ventures, collaborations, acquisitions, commercial relationships or capital commitments;

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

        As of December 31, 2018, our executive officers, directors and 5% or greater stockholders owned approximately 56.9% of our outstanding common stock. Accordingly, our executive officers, directors and principal stockholders have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We have never paid dividends on our capital stock, and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

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

        We are an "emerging growth company," as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards not later than the relevant dates on which adoption of such standards is required for non-public companies. As a result of this election, the timeline to comply with certain accounting standards will in many cases be delayed as compared to other public companies who are not eligible to have made or have not made this election. As a result, investors may view our financial statements as not comparable to other public companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2022; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

        In addition, as a public company we incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with this annual report for the year ending December 31, 2018, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve timely compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting, which was both costly and challenging. We will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

Item 2.    PROPERTIES

        We currently lease approximately 30,655 square feet of office, laboratory, and manufacturing space at our headquarters in Lexington, Massachusetts, under a lease that was to expire on June 30, 2020 (the "Lexington Lease"). In addition, pursuant to our acquisition of Aushon Biosystems, Inc. on

January 30, 2018, we currently lease approximately 21,500 square feet of office, laboratory, and manufacturing space in Billerica, Massachusetts, under a lease that was to expire on February 28, 2021 (the "Billerica Lease").

        In August 2018, we exercised an option to terminate the Billerica Lease effective as of September 1, 2019. In October 2018, we also notified the landlord of our intent to sublease all of the premises subject to the Lexington Lease from June 1, 2019 until the end of the lease term. The landlord has exercised its right to "recapture" the premises during that period, and, accordingly, the Lexington Lease will terminate as of May 31, 2019.

        On October 2, 2018, we entered into a lease for approximately 91,600 square feet of office, laboratory, and manufacturing space in the building located at 900 Middlesex Turnpike, Billerica, Massachusetts. The premises covered by this new lease will serve as our new principal office and laboratory space beginning in the second quarter of 2019. The initial term of the lease is 11 years and five months beginning on April 1, 2019, and we have the option to extend the lease for two additional five-year periods. We believe that this office, laboratory and manufacturing space will be sufficient to meet our needs for the foreseeable future.

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

Stockholders

        As of March 1, 2019, there were approximately 53 stockholders of record of the 22,461,202 outstanding shares of common stock.

Unregistered Sales of Securities

        There were no unregistered sales of equity securities during the fourth quarter ended December 31, 2018.

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

        We received approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. As of December 31, 2018, we had used approximately $21.1 million of the net proceeds from the offering for: operating expenses, capital investments, debt payments and the acquisition of Aushon. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 7, 2017 pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities

        Not applicable.

Item 6.    SELECTED FINANCIAL DATA

        You should read the following selected financial data together with our consolidated financial statements and the related notes and the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Note that the results for the year ended December 31, 2018 include activity related to the acquisition of Aushon which occurred on January 30, 2018. The statement of operations data for the year ended December 31, 2015, and the selected balance sheet data as of December 31, 2016 and 2015 is derived from audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future.

Consolidated statement of operations data (in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016	2015
Total revenue	$37,632	$22,874	$17,585	$12,180
Cost of revenue	19,684	12,887	9,837	6,465

Gross Profit	17,948	9,987	7,748	5,715
Research and development	15,805	16,304	16,993	10,083
Selling, general and administrative	33,693	19,688	12,466	10,155

Total operating expenses	49,498	35,992	29,459	20,238
Loss from operations	(31,550)	(26,005)	(21,711)	(14,523)
Interest income (expense), net	46	(951)	(1,298)	(1,040)
Other income (expense), net	(7)	(63)	(164)	(380)

Loss before income taxes	(31,511)	(27,019)	(23,173)	(15,943)
Income tax provision	(25)	—	—	—

Net loss	(31,536)	(27,019)	(23,173)	(15,943)
Accretion and accrued dividends on redeemable convertible preferred stock	—	(4,166)	(4,445)	(4,355)

Net loss attributable to common stockholders	$(31,536)	$(31,185)	$(27,618)	(20,298)
Net loss per share attributable to common stockholders, basic and diluted	$(1.43)	$(8.30)	$(12.89)	$(11.19)

Weighted-average common shares outstanding	21,994	3,757	2,143	1,813

Consolidated balance sheet data (in thousands)

	As of December 31,
	2018	2017	2016	2015
Cash and cash equivalents	$44,429	$79,682	$29,671	2,323
Total assets	67,611	91,779	37,117	7,351
Total long term debt	7,623	9,382	10,243	9,726
Total redeemable convertible preferred stock	—	—	128,585	73,445
Total Stockholders' equity (deficit)	41,065	65,866	(115,109)	(88,640)

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

Overview

        We are a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. Our platforms are based on our proprietary digital "Simoa" detection technology. Our Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations and have been discovered using technologies such as mass spectrometry. These capabilities provide our customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. We believe this greater insight will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention. We are currently focusing on protein detection, which we believe is an area of significant unmet need and where we have significant competitive advantages. However, in addition to enabling new applications and insights in protein analysis, we are also developing our Simoa bead-based technology to detect nucleic acids in biological samples.

        We currently sell all of our products for life science research, primarily to laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, Brazil, Czech Republic, China, India, Israel, Japan, Mexico, South Korea, Lebanon, Qatar, Singapore and Taiwan. We grew our revenue from $22.9 million in 2017 to $37.6 million in 2018.

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

        We commercially launched our HD-1 instrument in January 2014. The HD-1 is based on our bead-based technology, and assays run on the HD-1 are fully automated. We initiated commercial launch of the SR-X instrument in December 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-1 Analyzer in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of applications. While we expect the SR-X to generate lower consumables revenue per instrument than the Simoa HD-1 Analyzer due to its lower throughput, as the installed base of the Simoa instruments increases, total consumables revenue overall is expected to increase. We believe that consumables revenue should be subject to less period-to-period fluctuation than our instrument sales revenue, and will become an increasingly important contributor to our overall revenue.

        On January 30, 2018, we acquired Aushon Biosystems, Inc. for $3.2 million in cash, with an additional payment of $0.8 million made in July 2018, six months after the acquisition date. With the acquisition of Aushon, we acquired a CLIA certified laboratory, as well as Aushon's proprietary sensitive planar array detection technology. Leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms, we further refined this planar array technology to develop the SP-X instrument to provide the same Simoa sensitivity found in our Simoa bead-based platform. We initiated an early-access program for the SP-X instrument in January 2019, with the full commercial launch planned for April 2019.

        As of December 31, 2018, we had cash and cash equivalents of $44.4 million. Since inception, we have incurred net losses. Our net loss was $31.5 million, $27.0 million, and $23.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $175.9 million and stockholders' equity of $41.1 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

  •
  expand our sales and marketing efforts to further commercialize our products;

  •
  strategically acquire companies or technologies that may be complementary to our business;

  •
  expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the United States Food and Drug Administration, or FDA, to be medical devices or otherwise subject to additional regulation by the FDA;

  •
  seek premarket approval, or PMA, or 510(k) clearance from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition;

  •
  build out our new facility as we continue to grow our employee headcount;

  •
  hire additional personnel;

  •
  enter into collaboration arrangements, if any, or in-license other products and technologies;

  •
  add operational, financial and management information systems; and

  •
  incur increased costs as a result of operating as a public company.

Financial Operations Overview

Revenue

        We generate product revenue from sales of our HD-1, SR-X and SP-X instruments and related reagents and other consumables. We currently sell our products for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Sales of our consumables have consistently increased due to an increasing number of instruments being installed in the field, all of which require certain of our consumables to run customers' specific tests. Consumable revenue consists of sales of complete assays which are developed internally by us, plus sales of "homebrew" kits which contain all the elements necessary to run tests with the exception of the specific antibodies utilized which are separately provided by the customer.

        Service and other revenue consists of testing services provided by us in our Accelerator Laboratory on behalf of certain research customers, in addition to warranty and other service-based revenue.

Services provided in our Accelerator Laboratory include sample testing, homebrew assay development and custom assay development.

        Collaboration and license revenue consists of revenue associated with licensing our technology to third parties and for related services.

        The following table presents our revenue for the periods indicated (in thousands):

	Year ended December 31,
	2018	2017	2016
Product revenue	$23,365	$14,124	$10,601
Service and other revenue	12,117	7,676	5,012
Collaboration and license revenue	2,150	1,074	1,972

Total revenue	$37,632	$22,874	$17,585

        The following table reflects product revenue (in thousands) by geography and as a percentage of total product revenue, based on the billing address of our customers. North America consists of the United States, Canada and Mexico; EMEA consists of Europe, the Middle East, and Africa; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Year ended December 31,
	2018		2017		2016
North America	$13,365	57%	$7,790	55%	$6,816	64%
EMEA	7,360	32%	4,435	31%	2,679	25%
Asia Pacific	2,640	11%	1,899	13%	1,106	10%

Total	$23,365	100%	$14,124	100%	$10,601	100%

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

Cost of Products, Services and Collaboration Revenue

        Cost of goods sold for products consists of HD-1 and SR-X instrument cost from the manufacturer, SP-X cost based on the internal assembly of this item, raw material parts costs and associated freight, shipping and handling costs, contract manufacturer costs, salaries and other personnel costs, royalties, stock-based compensation, overhead and other direct costs related to those sales recognized as product revenue in the period.

        Cost of goods sold for services consists of salaries and other personnel costs, royalties, stock-based compensation and facility costs associated with operating the Accelerator Laboratory on behalf of customers, in addition to costs related to warranties and other costs of servicing equipment at customer sites.

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

        We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other significant accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations. Our significant accounting policies are more fully described in "Significant Accounting Policies" (Note 2) in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Product Revenue

        Revenue for instrument sales is recognized upon installation at the customer's location or upon transfer of title to the customer when installation is not required, which is generally the case with sales to distributors. In sales to end-customers, we always provide the installation service and often payment is tied to the completion of the installation service. When installation is required, we account for the instrument and installation service as one unit of accounting and recognize revenue when installation is completed, assuming all other revenue recognition criteria are met. Instrument transactions often have multiple elements, as discussed below. Included with the purchase of an instrument is a one-year assurance type product warranty assuring that the instrument is free of material defects and will function according to specifications. In addition, the sale of an instrument includes an implied warranty which is promised to the customer during the pre-sales process, at the time that the sales quote is issued to the customer. The implied warranty is provided over the same one-year period as the standard warranty. The services included in the implied warranty are the same as those included in the extended service contracts and include two bi-annual preventative maintenance service visits, minor hardware updates and software upgrades, additional training and troubleshooting, which is beyond the scope of the standard product warranty. The implied warranty has been identified by us as a separate deliverable and unit of accounting. Consideration allocated to the implied one-year warranty is recognized over the one year period of performance as service and other revenue as described below. Consideration allocated to any other elements is recognized as the goods are delivered or the services are performed.

Service and Other Revenue

        Service revenue includes revenue from the implied one-year service type warranty obligation, revenue from extended service contracts, research services performed on behalf of customers in our Accelerator Laboratory, and other services that may be performed. Revenue for extended warranty contracts is recognized ratably over the service period. Revenue for the implied one-year service type warranty is initially deferred at the time of instrument revenue recognition and is recognized ratably over a 12-month period starting on the date of instrument installation. Revenue for research and development services and other services is generally recognized based on proportional performance of the contract when our ability to complete project requirements is reasonably assured. Most of these services are completed in a short period of time from the receipt of the customer's order. When significant risk exists in our ability to fulfill project requirements, revenue is recognized upon completion of the contract.

Collaboration and License Revenue

        Collaboration and license revenue relates to our agreement with bioMérieux, which was terminated in September 2018, and an agreement with another diagnostic company. For a complete discussion of the accounting policies specific to these collaboration and license agreements, refer to "Collaborations and License Arrangements" (Note 11) in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

        We recognize compensation costs related to share-based payments granted to non-employees based on the estimated fair value of the awards on the date of grant in the same manner as options for employees; however, the fair value of the stock options granted to non-employees is re-measured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense or income, respectively, during the period the related services are rendered to the same financial statement line item as any cash consideration would be recognized. There were no material non-employee awards outstanding during the years ended December 31, 2018, 2017, and 2016.

        The fair value of stock options granted to employees and directors for their services on our board of directors is estimated on the grant date using the Black-Scholes option-pricing model, based on the assumptions noted in the following table:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.6% - 3.0%	1.8% - 2.1%	1.2% - 1.3%
Expected dividend yield	None	None	None
Expected term (in years)	5.9	6.0	6.0
Expected volatility	32.4% - 36.8%	46.0% - 52.0%	44.9% - 49.0%

        Using the Black-Scholes option-pricing model, the weighted-average grant date fair value of options granted for the years ended December 31, 2018, 2017, and 2016 was $7.19, $4.52, and $2.41 per share, respectively. Expected volatility was calculated based on reported volatility data for a representative group of guideline publicly traded companies for which historical information was available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. We estimate the expected life of options granted to employees utilizing the simplified method which calculates the expected life of an option as the average of the time to vesting and contractual life of the options. The expected life is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among its employee population. We use the simplified method due to the lack of historical exercise data and the plain nature of the stock options. We use the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on common stock.

        For the years ended December 31, 2018, 2017, and 2016 stock-based compensation expense was $4.9 million, $2.2 million, and $0.9 million respectively.

        The table below summarizes the stock-based compensation expense recognized in our statements of operation by classification (in thousands):

	Year ended December 31,
	2018	2017	2016
Cost of product revenue	$55	$24	$6
Cost of service and other revenue	173	52	12
Research and development	513	180	59
General and administrative	4,143	1,912	851

Total	$4,884	$2,168	$928

        As of December 31, 2018, we had $11.7 million of total unrecognized stock-based compensation costs which we expect to recognize over a weighted-average period of 2.88 years.

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

        The warrants were classified as liabilities because they were exercisable into shares of redeemable convertible preferred stock. On each measurement date, we utilized a Monte Carlo option pricing model to determine the fair value of the warrants and utilized various valuation assumptions based on available market data and other relevant but observable factors. Expected volatility for our redeemable convertible preferred stock was determined based on an analysis of the historical volatility of a representative group of guideline public companies, because, prior to our IPO, there was no market for our common stock and, therefore, a lack of market-based company-specific historical and implied volatility information. The expected term reflects the remaining contractual term of the warrants. The assumed dividend yield is based upon our expectation of not paying dividends in the foreseeable future. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the valuation date, commensurate with the remaining contractual life of the warrants. The fair value of the underlying preferred shares was determined by management, with the assistance of a third-party valuation specialist, using a hybrid valuation method, which includes a weighted analysis of two scenarios. The first scenario was based on the completion of an initial public offering utilizing a market approach and the second scenario was based on remaining privately held utilizing either an income approach or a weighted-average of an income approach and a backsolve to a recent financing event, depending on the proximity of the financing event to the measurement date. The assumption regarding our probability of completing an initial public offering was the primary contributing factor to the changes in fair value of the common stock. See "Significant Accounting Policies" (Note 2) in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details on the changes of the probability of completing an initial public offering. Because all outstanding and exercisable warrants to purchase Preferred Stock were automatically converted to warrants to purchase shares of common stock following the IPO, they are accounted for as equity instruments as of December 31, 2018.

        The following assumptions were utilized to determine the fair value of each warrant to purchase preferred stock at each reporting period and as of the change from liability to equity accounting treatment in connection with the IPO:

Balance sheet date	Value of underlying Series D preferred stock	Value of underlying Series C preferred stock	Value of underlying Series B preferred stock	Value of underlying Series A-3 preferred stock	Value of underlying Series A-2 preferred stock	Volatility	Probability of an initial public offering
December 7, 2017	$4.67	$4.67	N/A	N/A	$4.67	46%	100%
December 31, 2016	N/A	$4.16	N/A	$2.97	$2.95	52%	40%
December 31, 2015	N/A	$3.92	$3.00	$3.00	$1.90	41%	25%

Results of Operations

Comparison of the Years Ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	Year ended December 31, 2018	% of revenue	Year ended December 31, 2017	% of revenue	$ change	% change
Product revenue	$23,365	62%	$14,124	62%	$9,241	65%
Service and other revenue	12,117	32%	7,676	34%	4,441	58%
Collaboration and license revenue	2,150	6%	1,074	5%	1,076	100%

Total revenue	37,632	100%	22,874	100%	14,758	65%
Costs of Goods Sold:
Cost of product revenue	12,729	34%	7,742	34%	4,987	64%
Cost of services and other revenue	6,955	18%	5,145	22%	1,810	35%

Total Costs of Goods Sold and Services	19,684	52%	12,887	56%	6,797	53%

Gross Profit	17,948	48%	9,987	44%	7,961	80%
Operating Expense:
Research and development	15,805	42%	16,304	71%	(499)	(3)%
Selling, general and administrative	33,693	90%	19,688	86%	14,005	71%

Total operating expenses	49,498	132%	35,992	157%	13,506	38%

Loss from operations	(31,550)	(84)%	(26,005)	(114)%	(5,545)	(21)%
Interest income (expense), net	46	0%	(951)	(4)%	997	(105)%
Other income (expense), net	(7)	(0)%	(63)	(0)%	56	89%

Loss before income taxes	(31,511)	(84)%	(27,019)	(118)%	(4,492)	(17)%
Income tax provision	(25)	(0)%	—	(0)%	(25)	100%

Net loss	$(31,536)	(84)%	$(27,019)	(118)%	$(4,517)	(17)%

Revenue

        Revenue increased by $14.8 million, or 65%, to $37.6 million for the year ended December 31, 2018 as compared to $22.9 million for the year ended December 31, 2017. Product revenue consisted of sales of instruments totaling $9.6 million and sales of consumables and other products of $13.8 million for the year ended December 31, 2018. Product revenue consisted of sales of instruments totaling $6.5 million and sales of consumables and other products totaling $7.6 million for the year ended December 31, 2017. Average sales prices of instruments and consumables did not change materially in the year ended December 31, 2018 as compared with the year ended December 31, 2017. The increase in product revenue of $9.2 million was primarily due to the sale of more instruments in the 12 months ended December 31, 2018 and increased sales of consumables. The installed base of instruments increased from December 31, 2017 to December 31, 2018, and as these additional instruments were used by customers, the consumable sales increased. The increase in service and other revenue of $4.4 million was primarily due to increased services performed in our Accelerator Laboratory; more customers are using these services, and existing customers are using these services more frequently. In addition, an increase in purchased warranties contributed to the service and other revenue increase. Collaboration and license revenue in the year ended December 31, 2018 included $2.1 million in revenue related to the termination of the collaboration arrangement with bioMérieux in the third quarter of 2018.

Cost of Product, Service and License Revenue

        Cost of product revenue increased by $5.0 million, or 64%, to $12.7 million for the year ended December 31, 2018 as compared to $7.7 million for the year ended December 31, 2017. The increase was primarily due to increased sales of consumables and instruments. Cost of service revenue increased to $7.0 million for the year ended December 31, 2018 from $5.1 million for the year ended December 31, 2017. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue decreased to 52% of total revenue for the year ended December 31, 2018 as compared to 56% for the year ended December 31, 2017, primarily as a result of the change in revenue mix to more consumables revenue and collaboration revenue in 2018.

Research and Development Expense

        Research and development expense decreased slightly by $0.5 million, or 3%, to $15.8 million for the year ended December 31, 2018 as compared to $16.3 million for the year ended December 31, 2017. The decrease was primarily due to a reduction in outside development costs related to our SR-X instrument for which development was completed and product launched commercially in the fourth quarter of 2017. The reduction in project costs for the SR-X instrument offset an increase in research and development costs due to increased headcount in research and development and the increased use of outside development firms as we increased our new product development efforts.

Selling, General and Administrative Expense

        Selling, general and administrative expense increased by $14.0 million, or 71%, to $33.7 million for the year ended December 31, 2018 as compared to $19.7 million for the same period in 2017. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, public company costs, transaction fees and amortization of intangibles associated with the Aushon acquisition, and stock compensation expense.

Interest and Other Expense, Net

        Interest and other expense, net decreased by $1.1 million, to a net income position of less than $0.1 million for the year ended December 31, 2018 as compared to $1.0 million of net expense for the same period in 2017, primarily due to an increase in interest income as a result of the higher cash balances in 2018.

Tax Expense

        Tax expense increased by less than $0.1 million to an amount less $0.1 million for the year ended December 31, 2018. The increase is primarily due to certain state taxes in 2018, which we did not have in the prior year.

Comparison of the Years Ended December 31, 2017 and December 31, 2016 (dollars in thousands):

	Year ended December 31, 2017	% of revenue	Year ended December 31, 2016	% of revenue	$ change	% change
Product revenue	$14,124	61.7%	$10,601	60.3%	$3,523	33.2%
Service and other revenue	7,676	33.6%	5,012	28.5%	2,664	53.2%
Collaboration and license revenue	1,074	4.7%	1,972	11.2%	(898)	(45.5)%

Total revenue	22,874	100.0%	17,585	100.0%	5,289	30.1%

Costs of Goods sold:
Cost of product revenue	7,742	33.8%	6,299	35.8%	1,443	22.9%
Cost of services revenue	5,145	22.5%	3,163	18.0%	1,607	30.4%
Cost of license revenue	—	—%	375	2.1%	(375)	(100)%
Total Costs of Goods sold and services	12,887	56.3%	9,837	55.9%	3,050	57.7%

Gross Profit	9,987	43.7%	7,748	44.1%	2,239	42.3%
Operating Expenses:
Research and development	16,304	71.3%	16,993	96.6%	(689)	(4.1)%
Selling, general and administrative	19,688	86.1%	12,466	70.9%	7,222	57.9%

Total operating expenses	35,992	157.6%	29,459	167.5%	9,583	24.4%

Loss from operations	(26,005)	(113.7)%	(21,711)	(123.5)%	(4,294)	(19.8)%
Interest expense, net	(951)	(4.2)%	(1,298)	(7.4)%	347	(26.7)%
Other income (expense), net	(63)	(0.2)%	(164)	(0.9)%	102	(61.6)%

Loss before income taxes	(27,019)	(118.1)%	(23,173)	(131.8)%	(3,846)	16.6%
Income tax provision	—	—	—	—	—	—

Net loss	$(27,019)	(118.1)%	$(23,173)	(131.8)%	$(3,846)	(16.6)%

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

Cost of Product, Service and License Revenue

        Cost of product revenue increased by $1.4 million, or 23%, to $7.7 million for the year ended December 31, 2017 as compared to $6.3 million for the year ended December 31, 2016. The increase was primarily due to increased sales of consumables and instruments. Cost of service revenue increased to $5.1 million for the year ended December 31, 2017 from $3.2 million forthe year ended December 31, 2016. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue remained consistent at 56% of total revenue for the year ended December 31, 2017 as compared to 56% for the year ended December 31, 2016, primarily as a result of increased headcount in field service and accelerator service groups.

Research and Development Expense

        Research and development expense decreased slightly by $0.7 million, or 4%, to $16.3 million for the year ended December 31, 2017 as compared to $17.0 million for the year ended December 31, 2016. The decrease was primarily due to a reduction in outside development costs related to our SR-X instrument for which development was completed and product launched commercially in the fourth quarter of 2017. The reduction in project costs for the SR-X instrument offset other increase in research and development costs as we have increased headcount in research and development and the increased use of outside development firms as we increased our new product development efforts.

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

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $31.5 million, $27.0 million and $23.2 million and used $28.7 million, $22.1 million and $17.7 million of cash from our operating activities for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $175.9 million.

        As of December 2018, we had cash and cash equivalents of $44.4 million and no additional amounts were available to borrow under our debt facility.

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

        In March 2017, we signed Amendment 3 to the Loan Agreement increasing the total facility available by $5.0 million to a total of $18.0 million. We did not draw any of this additional amount, which was available for us to draw until February 28, 2018. Additionally, we did not request an optional term loan for an incremental $5.0 million which was available for us to request until September 3, 2018. Principal payments were delayed to September 1, 2018 and the loan maturity date was extended to March 1, 2019. We voluntarily made principal payments in the months of March, April, and May 2018. No principal payments were made in June, July or August 2018. The amendment did not affect the due date of the existing end of term fees (in aggregate $0.5 million) which were due on February 1, 2018. In connection with this amendment, we issued Hercules a warrant to purchase up to 38,828 shares of our Series D Preferred Stock at an exercise price of $3.67 per share. Upon closing of the IPO, this warrant was automatically converted into a warrant to purchase up to 12,080 shares of our common stock at an exercise price of $11.80 per share.

        In July 2017, we signed Amendment 4 to the Loan Agreement, which capped the "Term Loan Interest Rate" with respect to the 2017 Term Loan Advance only at 10%. Amendment 4 to the Loan

Agreement did not change or affect any other element of the Loan Agreement or the Term Loan Advance.

        In August 2018, we signed Amendment 5 to the Loan Agreement, which extends the interest only payment period through March 1, 2020 and also extends the loan maturity date to March 1, 2020. We accounted for the August 2018 amendment as a modification pursuant to ASC 470-50 and determined that no material change occurred as a result of the modification. In addition, the amendment deferred the payment of principal until the maturity date. $0.1 million of end of term payments are due March 2020.

        In October 2018, we signed Amendment 6 to the Loan agreement, which amends the Loan Agreement's collateral clause to exclude the $1 million certificate of deposit associated with the lease on our new headquarters in Billerica, MA.

        The Loan Agreement and amendments contain end of term payments and are recorded in the debt accounts. $0.5 million of end of term payments were paid in the year ended December 31, 2018.

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

        Debt principal repayments, including the end of term fees, due as of December 31, 2018 are (in thousands):

Years ending December 31:
2019	$0
2020	7,763

$7,763

Cash Flows

        The following table presents our cash flows for each period presented (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(28,721)	$(22,106)	$(17,742)
Net cash used in investing activities	(5,454)	(1,132)	(826)
Net cash (used in) provided by financing activities	(78)	73,249	45,916

Net decrease in cash and cash equivalents	$(34,253)	$50,011	$27,348

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

        Net cash used in operating activities was $28.7 million during the year ended December 31, 2018. Net cash used in operating activities primarily consisted of net loss of $31.5 million, a decrease of $1.9 million in deferred revenue and an increase of $1.6 million in inventory, primarily offset by non-cash stock compensation expense of $4.9 million and an increase of $1.3 million in accounts payable.

        Net cash used in operating activities was $22.1 million during the year ended December 31, 2017. Net cash used in operating activities primarily consisted of net loss of $27.0 million and an increase of $2.0 million in inventory and an increase in accounts receivable of $1.7 million, primarily offset by non-cash stock compensation expense of $2.2 million, an increase of $2.9 million in deferred revenue, an increase of $2.0 million in accrued expenses and an increase of $1.0 million in accounts payable.

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

        We used $5.5 million of cash in investing activities during the year ended December 31, 2018 consisting of cash paid in the acquisition of Aushon, net of cash acquired, and for purchases of capital equipment to support our infrastructure.

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

        We used $0.1 million cash in financing activities during the year ended December 31, 2018, which primarily was from payments on debt of $1.9 million offset by cash generated by the exercise of stock options.

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

        We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least into the second quarter of 2020. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, "Risk Factors" of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

  •
  market acceptance of our products, including our SP-X instrument;

  •
  the cost and timing of establishing additional sales, marketing and distribution capabilities;

  •
  the cost of our research and development activities;

  •
  our ability to enter into collaborations in the future, and the success of any such collaborations;

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

Contractual Obligations, Commitments and Contingencies

        The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
(in thousands)	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years	Total
Contractual Obligations:(1)
Operating lease obligations	$1,172	$5,303	$10,377	$22,202	$39,054
Principal payments and end of term fees on the term loan	$0	$7,763	$0	$0	$7,763

Total	$1,172	$13,066	$10,377	$22,202	$46,817

(1)
See "—Development and Supply Agreement" for additional contractual obligations.

        We currently lease approximately 30,655 square feet of office, laboratory, and manufacturing space at our headquarters in Lexington, Massachusetts, under a lease that was to expire on June 30, 2020 (the "Lexington Lease"); however in November 2018, the Company agreed to terminate the lease with the lessor effective May 2019. The termination of the lease was connected to the Company signing a new lease on October 2, 2018 (see below). In addition, pursuant to our acquisition of Aushon in January 2018, we currently lease approximately 21,500 square feet of office, laboratory, and manufacturing space in Billerica, Massachusetts, under a lease that was to expire on February 28, 2021 (the "Billerica Lease").

        In August 2018, we exercised an option to terminate the Billerica Lease effective as of September 1, 2019. The Company is required to pay a termination fee of $75,000 no later than July 1, 2019 in consideration for the early termination.

        On October 2, 2018, we entered into a lease for approximately 91,600 square feet of office, laboratory, and manufacturing space in the building located at 900 Middlesex Turnpike, Billerica, Massachusetts. The premises covered by this new lease will serve as our new principal office and laboratory space beginning in the second quarter of 2019. The initial term of the lease is 11 years and five months beginning on April 1, 2019, and we have the option to extend the lease for two additional five-year periods. We believe that this office, laboratory and manufacturing space will be sufficient to meet our needs for the foreseeable future.

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

Development and Supply Agreement

        We do not have significant agreements for the purchase of supplies or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three to six months, with the exception of the agreement with STRATEC, who manufactures our HD-1 instrument and will manufacture the HD-X that we expect to commercialize in the second half of 2019. In 2013, we entered into a supply agreement, or the Supply Agreement, with STRATEC which requires us to purchase a minimum number of commercial units over a seven-year period ending in May 2021. We could be obligated to pay a fee based on the shortfall of commercial units purchased compared to the required number. Based on the commercial units purchased as of December 31, 2018, assuming no additional commercial units were purchased thereafter but prior to May 2021, this fee would equal $11.1 million. The amount we could be obligated to pay under the minimum purchase commitment is reduced as each commercial unit is purchased. We believe that we will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, have not accrued for any of the minimum purchase commitment.

        Also, if we terminate the Supply Agreement under certain circumstances and do not purchase up to a required number of commercial units, we would be required to issue warrants to purchase 93,341 shares of common stock at $0.003214 per share. We believe that we will not issue such warrant and therefore have not recorded any amounts related to the potential equity consideration.

        In August 2011, we entered into a Strategic Development Services and Equity Participation Agreement, or the Development Agreement, with STRATEC, pursuant to which STRATEC undertook the development of the HD-1 for manufacture and sale to us or a partner whom we designate. During the year ended December 31, 2016, the Development Agreement was amended to modify the deliverables related to the final milestone, to agree on instrument design changes to be implemented, and to reduce the minimum purchase commitment in the Supply Agreement. Additionally, the parties agreed on additional development services for a total fee of $1.5 million, which is payable when development is completed and of which $0.9 million was paid in 2018. The total amount includes the final milestone payment that was due under the terms of the original agreement.

Backlog

        We generally expect to ship all instrument and consumable orders received in a given period with the exception of orders received near the end of a fiscal quarter; and as a result, our backlog at the end of any period is typically insignificant.

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

Foreign Currency Exchange Risk

        As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, the substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Canada, Europe, Japan and China. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2018 would not have been material.

        To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

        We had cash and cash equivalents of $44.4 million as of December 31, 2018. These amounts were held primarily in cash on deposit with banks. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

        As of December 31, 2018, the principal amount of our term debt outstanding with Hercules was $7.8 million. If overall interest rates had increased by 10% during the periods presented, our interest expense would have increased by approximately $0.1 million on an annualized basis.

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

        (c)    Management's Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2018.

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (1)   Financial Statements

        The consolidated financial statements are included on pages F-1 through F-53 attached hereto and are filed as part of this Annual Report on Form 10-K.

        (2)   Financial Statement Schedules

        Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

        (3)   Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Amended and Restated Certificate of Incorporation		8-K	12/15/17	001-38319

3.2	Restated Bylaws		8-K	12/15/17	001-38319

4.1	Form of Common Stock Certificate		S-1	11/9/17	333-221475

4.2	Form of Warrant to Purchase Series C Preferred Stock of the Registrant		S-1	11/9/17	333-221475

4.3	Warrant Agreement, dated as of April 14, 2014, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Group Capital, Inc.)		S-1	11/9/17	333-221475

4.4	Warrant Agreement, dated as of January 29, 2016, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Group Capital, Inc.)		S-1	11/9/17	333-221475

4.5	Warrant Agreement, dated as of March 31, 2017, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Group Capital, Inc.)		S-1	11/9/17	333-221475

4.6	Fourth Amended and Restated Stockholders Agreement, dated as of June 2, 2017, by and among the Registrant and the stockholders named therein		S-1	11/9/17	333-221475

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.7		Fourth Amended and Restated Registration Rights Agreement, dated as of June 2, 2017, by and among the Registrant and the investors named therein		S-1	11/9/17	333-221475

4.8		Warrant Agreement, dated as of January 30, 2018, by and between the Registrant and Azul Divinal Consultoria Unipessoal LDA		10-K	3/19/18	001-38319

10.1.1	+	2007 Stock Option and Grant Plan, as amended		S-1	11/9/17	333-221475

10.1.2	+	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/17	333-221475

10.1.3	+	Form of Non-qualified Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/17	333-221475

10.1.4	+	Form of Restricted Stock Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/17	333-221475

10.2.1	+	2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/17	333-221475

10.2.2	+	Form of Stock Option Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/17	333-221475

10.2.3	+	Form of Restricted Stock Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/17	333-221475

10.2.4	+	Form of Restricted Stock Unit Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/17	333-221475

10.3	+	Employment Agreement, dated January 1, 2015, by and between the Registrant and E. Kevin Hrusovsky		S-1	11/9/17	333-221475

10.4	+	Letter Agreement, dated April 8, 2017, by and between the Registrant and Joseph Driscoll		S-1	11/9/17	333-221475

10.5	+	Letter Agreement, dated December 1, 2011, by and between the Registrant and Ernest Orticerio		S-1	11/9/17	333-221475

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.6	+	Letter Agreement, dated April 6, 2016, by and between the Registrant and Bruce Bal		S-1	11/9/17	333-221475

10.7	+	Letter Agreement, dated August 8, 2014, by and between the Registrant and Mark T. Roskey, Ph.D.		S-1	11/9/17	333-221475

10.8	+	Letter Agreement, effective as February 5, 2018, by and betwwen the Registrant and Dawn Mattoon		10-Q	5/15/18	001-38319

10.9	+	Letter Agreement, effective as October 22, 2018, by and between the Registrant and Jackson Streeter	X

10.10	+	Letter Agreement, dated March 20, 2017, by and between the Registrant and Marijn Dekkers, Ph.D.		S-1	11/9/17	333-221475

10.11	+	Letter Agreement, dated August 7, 2013, by and between the Registrant and Paul M. Meister		S-1	11/9/17	333-221475

10.12		Lease Agreement, dated as of November 22, 2011, between the Registrant and King 113 Hartwell LLC		S-1	11/9/17	333-221475

10.13		First Amendment to lease dated August 22, 2014, by and between the Registrant and King 113 Hartwell LLC		S-1	11/9/17	333-221475

10.14.1	*	Exclusive License Agreement, dated June 18, 2007, between the Registrant and Tufts University, as amended on April 29, 2013		S-1	11/9/17	333-221475

10.14.2	*	Second Amendment, dated August 22, 2017, to the Exclusive License Agreement between the Registrant and Tufts University		S-1	11/9/17	333-221475

10.15.1	*	Supply and Manufacturing Agreement, dated September 14, 2011, between the Registrant and STRATEC Biomedical AG		S-1	11/9/17	333-221475

10.15.2		First Amendment to Supply and Manufacturing Agreement, dated October 17, 2013, between the Registrant and STRATEC Biomedical AG		S-1	11/9/17	333-221475

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.16.1	*	STRATEC Development Services and Equity Participation Agreement, dated August 15, 2011, between the Registrant and STRATEC Biomedical Systems AG		S-1	11/9/17	333-221475

10.16.2	*	First Amendment to STRATEC Development Services and Equity Participation Agreement and Second Amendment to Supply and Manufacturing Agreement, dated November 18, 2016, between the Registrant and STRATEC Biomedical AG		S-1	11/9/17	333-221475

10.17	*	Manufacturing Services Agreement, dated November 23, 2016, between the Registrant and Paramit Corporation		S-1	11/9/17	333-221475

10.18.1		Loan and Security Agreement, dated April 14, 2014, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		S-1	11/9/17	333-221475

10.18.2		Amendment No. 1 to Loan and Security Agreement, dated March 4, 2015, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		S-1	11/9/17	333-221475

10.18.3		Amendment No. 2 to Loan and Security Agreement, dated January 29, 2016, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		S-1	11/9/17	333-221475

10.18.4		Amendment No. 3 to Loan and Security Agreement, dated March 31, 2017, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		S-1	11/9/17	333-221475

10.18.5		Amendment No. 4 to Loan and Security Agreement, dated July 24, 2017, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		10-Q	11/7/18	001-38319

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.18.6		Amendment No. 5 to Loan and Security Agreement, dated August 30, 2018, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		10-Q	11/7/18	001-38319

10.18.7		Amendment No. 6 to Loan and Security Agreement, dated September 28, 2018, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		10-Q	11/7/18	001-38319

10.19	+	Form of Indemnification Agreement		S-1/A	11/27/17	333-221475

10.20.1		Lease, dated September 24, 2007, between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc.		10-K	3/19/18	001-38319

10.20.2		First Amendment, dated October 28, 2009, to Lease, dated September 24, 2007, between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc.		10-K	3/19/18	001-38319

10.20.3		Second Amendment, dated September 23, 2015, to Lease, dated September 24, 2007, between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc.		10-K	3/19/18	001-38319

10.21		Lease Agreement between SSI 900 Middlesex MA LP and the Registrant, dated October 2, 2018.		8-K	10/5/18	001-38319

10.22	+	2018 Non-Employee Director Compensation Policy	X

21.1		Subsidiaries of Registrant	X

23.1		Consent of Ernst & Young LLP	X

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

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

QUANTERIX CORPORATION

Date: March 18, 2019	By:	/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. KEVIN HRUSOVSKY E. Kevin Hrusovsky	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 18, 2019
/s/ JOSEPH DRISCOLL Joseph Driscoll	Chief Financial Officer (principal financial officer and principal accounting officer)	March 18, 2019
/s/ DOUGLAS G. COLE, M.D. Douglas G. Cole, M.D.	Director	March 18, 2019
/s/ JOHN M. CONNOLLY John M. Connolly	Director	March 18, 2019
/s/ KEITH L. CRANDELL Keith L. Crandell	Director	March 18, 2019
/s/ MARIJN DEKKERS, PH.D. Marijn Dekkers, Ph.D.	Director	March 18, 2019
/s/ MARTIN D. MADAUS, PH. D. Martin D. Madaus, Ph. D.	Director	March 18, 2019

Signature	Title	Date

/s/ PAUL M. MEISTER Paul M. Meister	Director	March 18, 2019
/s/ DAVID R. WALT, PH.D. David R. Walt, Ph.D.	Director	March 18, 2019

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
QUANTERIX CORPORATION
Years ended December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Quanterix Corporation

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Quanterix Corporation (the "Company") as of December 31, 2018 and 2017, the consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.

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
Boston, Massachusetts
March 18, 2019

Quanterix Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$44,429	$79,682
Accounts receivable (less reserve for doubtful accounts of $36; including $48 and $123 from related parties as of December 31, 2018 and 2017, respectively)	6,792	5,599
Inventory	5,945	3,571
Prepaid expenses and other current assets	2,330	400

Total current assets	59,496	89,252
Restricted Cash	1,000	—
Property and equipment, net	2,923	1,874
Intangible assets, net	2,348	—
Goodwill	1,308	—
Other non-current assets	536	653

Total assets	$67,611	$91,779

Liabilities and stockholders' equity
Current liabilities:
Accounts payable (including $36 and $0 to related parties as of December 31, 2018 and 2017, respectively)	$5,110	$3,552
Accrued compensation and benefits	4,449	2,624
Other accrued expenses (including $226 and $170 to related parties as of December 31, 2018 and 2017, respectively)	3,129	3,560
Deferred revenue (including $33 and $1,182 with related parties as of December 31, 2018 and 2017, respectively)	5,437	4,942
Current portion of long term debt	—	5,036

Total current liabilities	18,125	19,714
Deferred revenue, net of current portion (including $0 and $1,074 with related parties as of December 31, 2018 and 2017, respectively)	520	1,709
Long term debt, net of current portion	7,623	4,346
Other non-current liabilities	278	144

Total liabilities	26,546	25,913
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of December 31, 2018 and December 31, 2017; issued and outstanding—22,369,036 and 21,707,041 shares as of December 31, 2018 and 2017, respectively	22	22
Additional paid-in capital	216,931	210,196
Accumulated deficit	(175,888)	(144,352)

Total stockholders' equity	41,065	65,866

Total liabilities and stockholders' equity	$67,611	$91,779

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

	Twelve Months Ended December 31,
	2018	2017	2016
Product revenue (including related party activity of $294, $339, and $509 for the years ended December 31, 2018, 2017, and 2016 respectively)	$23,365	$14,124	$10,601
Service and other revenue (including related party activity of $149, $165, and $107 for the years ended December 31, 2018, 2017, and 2016 respectively)	12,117	7,676	5,012
Collaboration and license revenue (including related party activity of $2,150, $1,074, and $172 for the years ended December 31, 2018, 2017, and 2016 respectively)	2,150	1,074	1,972

Total revenue	37,632	22,874	17,585
Costs of Goods Sold:
Cost of product revenue (including related party activity of $191, $235, and $322 for the years ended December 31, 2018, 2017, and 2016 respectively; including stock compensation of $228, $76, and $18 for the years ended December 31, 2018, 2017, and 2016 respectively)	12,729	7,742	6,299
Cost of services and other revenue	6,955	5,145	3,163
Costs of license revenue, related party	—	—	375

Total Costs of Goods Sold and Services	19,684	12,887	9,837

Gross Profit	17,948	9,987	7,748

Operating Expense:
Research and development (including stock compensation of $513, $180, and $59 for the years ended December 31, 2018, and 2017, and 2016, respectively)	15,805	16,304	16,993
Selling, general and administrative (including stock compensation of $4,143, $1,912, and $851 for the years ended December 31, 2018, 2017, and 2016, respectively)	33,693	19,688	12,466

Total operating expenses	49,498	35,992	29,459

Loss from operations	(31,550)	(26,005)	(21,711)
Interest income (expense), net	46	(951)	(1,298)
Other (expense) income, net	(7)	(63)	(164)

Loss before income taxes	(31,511)	(27,019)	(23,173)
Income tax provision	(25)	—	—

Net loss	$(31,536)	$(27,019)	$(23,173)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(31,536)	$(27,019)	$(23,173)
Accretion of preferred stock to redemption value	—	(4,110)	(4,437)
Accrued dividends on preferred stock	—	(59)	(8)

Net loss attributable to common stockholders	$(31,536)	$(31,188)	$(27,618)

Net loss per share attributable to common stockholders, basic and diluted	$(1.43)	$(8.30)	$(12.89)

Weighted-average common shares outstanding, basic and diluted	21,994,317	3,756,954	2,142,840

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Cash Flows

(amounts in thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(31,536)	$(27,019)	$(23,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,352	482	444
Stock-based compensation expense	4,884	2,168	928
Non-cash interest expense	170	238	388
Gain on disposal of fixed assets	(14)	—	11
Non-cash research and development expense for issuance of warrents to a vendor	—	—	2,078
Change in fair value of preferred stock warrants	—	90	307
Changes in operating assets and liabilities:
Accounts receivable	(983)	(1,682)	(1,655)
Deposits	—	—	200
Prepaid expenses and other assets	(1,828)	(273)	6
Inventory	(1,603)	(2,043)	(526)
Other non-current assets	267	—	—
Accounts payable	1,318	1,003	1,131
Accrued compensation and benefits, other accrued expenses and other liabilities	1,101	2,035	1,200
Deferred revenue	(1,849)	2,895	919

Net cash used in operating activities	(28,721)	(22,106)	(17,742)

Investing activities
Purchases of property and equipment	(1,518)	(1,132)	(526)
Acquisitions, net of cash acquired	(3,801)	—	(300)
Purchase of Investments	(150)	—	—
Proceeds from sale of assets	15	—	—

Net cash used in investing activities	$(5,454)	$(1,132)	$(826)

Financing activities
Proceeds from sale of preferred stock, net of issuance costs	—	65,575	—
Proceeds from sale of common stock, net of issuance costs	(20)	8,423	45,428
Proceeds from exercise of stock warrants	—	29	18
Proceeds from stock options exercised	1,871	202	213
Proceeds from the issuance of notes payable and warrants, net of issuance costs	—	(59)	2,954
Payments on notes payable	(1,929)	(921)	(2,697)

Net cash (used in) provided by financing activities	$(78)	$73,249	$45,916

Net decrease in cash and cash equivalents	(34,253)	50,011	27,348
Cash, restricted cash, and cash equivalents at beginning of period	79,682	29,671	2,323

Cash, restricted cash, and cash equivalents at end of period	$45,429	$79,682	$29,671

Supplemental cash flow information
Accretion of redeemable convertible preferred stock to redemption value	$—	$4,110	$4,437
Cash paid for interest	$660	$743	$945
Warrants issued to lenders	$—	$119	$128
Purchases of property and equipment included in accounts payable	$78	$74	$72
Fair value of common stock warrants exercised and reclassified as shares of common stock	$196	$2,187	$5,257

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity

	Preferred A stock shares	Preferred A stock value	Preferred B stock shares	Preferred B stock value	Preferred C stock shares	Preferred C stock value	Preferred D stock shares	Preferred D stock value	Common stock shares	Common stock value	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2015	14,400,001	23,898	5,624,106	15,178	8,605,944	34,369	—	—	1,976,992	2	—	(88,642)	(88,640)
Issuance of Series D preferred stock, net of issuance costs	—	—	—	—	—	—	12,420,262	45,428	—	—	—	—	—
Exercise of preferred stock warrants	1,300,000	3,901	397,530	1,374	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	90,883	—	213	—	213
Vesting of restricted stock	—	—	—	—	—	—	—	—	247,621	—	—	—	—
Accretion of preferred stock to redemption value	—	1,180	—	907	—	2,309	—	41	—	—	(1,141)	(3,296)	(4,437)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	928	—	928
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,173)	(23,173)

Balance at December 31, 2016	15,700,001	28,979	6,021,636	17,459	8,605,944	36,678	12,420,262	45,469	2,315,496	2	—	(115,111)	(115,109)
Issuance of Series D-1 preferred stock, net of issuance costs	—	—	—	—	—	—	2,113,902	8,423	—	—	—	—	—
Exercise of preferred stock warrants	700,000	2,078	—	—	31,283	138	—	—	—	—	—	—	—
Exercise of common stock options and vesting restricted stock	—	—	—	—	—	—	—	—	289,321	—	204	—	204
Cumulative effect of adoption of ASU No. 2016-09	—	—	—	—	—	—	—	—	—	—	141	(141)	—
Accretion of preferred stock to redemption value	—	1,080	—	840	—	2,140	—	50	—	—	(2,029)	(2,081)	(4,110)
Conversion of preferred stock to common stock	(16,400,001)	(32,137)	(6,021,636)	(18,299)	(8,637,227)	(38,956)	(14,534,164)	(53,942)	14,185,744	15	143,319	—	143,334
Warrant Liability reclassified to equity upon IPO	—	—	—	—	—	—	—	—	—	—	823	—	823
Issuance of common stock in initial public offering, net of $8,173 in offering costs	—	—	—	—	—	—	—	—	4,916,480	5	65,570	—	65,575
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,168	—	2,168
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,019)	(27,019)

Balance at December 31, 2017	—	—	—	—	—	—	—	—	21,707,041	22	210,196	(144,352)	65,866
Exercise of common stock warrants	—	—	—	—	—	—	—	—	16,718	—	—	—	—
Exercise of common stock options and vesting of restricted stock	—	—	—	—	—	—	—	—	645,277	—	1,871	—	1,871
Common stock issuance offering costs	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	4,884	—	4,884
Net loss	—	—	—	—	—	—	—	—	—	—	—	(31,536)	(31,536)

Balance at December 31, 2018	—	—	—	—	—	—	—	—	22,369,036	22	216,931	(175,888)	41,065

See accompanying notes.

Quanterix Corporation

Notes to Consolidated Financial Statements

1. Organization and operations

        Quanterix Corporation (NASDAQ: QTRX) (the Company) is a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. The Company's platforms are based on our proprietary digital "Simoa" detection technology. The Company's Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations and have been discovered using technologies such as mass spectrometry. These capabilities provide the Company's customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. The Company is currently focusing on protein detection, but is also developing its bead-based technology to detect nucleic acids in biological samples.

        The Company currently markets the Simoa HD-1, a fully automated immunoassay bead-based platform with multiplexing and custom assay capability, and related assay test kits and consumable materials. The Company launched a second bead-based immunoassay platform (SR-X) in the fourth quarter of 2017 with a more compact footprint than the Simoa HD-1 Analyzer and less automation designed for lower volume requirements while still allowing multiplexing and custom assay capability. The Company initiated an early-access program for its third instrument (SP-X) on the new Simoa planar array platform in January 2019, with the full commercial launch planned for April 2019. This compact instrument has the ability to reach a 10 plex and has custom assay capability. The Company also performs research services on behalf of customers to apply the Simoa technology to specific customer needs. The Company's primary customers are in the research use only market which includes academic and governmental research institutions, the research and development laboratories of pharmaceutical manufacturers, contract research organizations, and specialty research laboratories.

        The Company acquired Aushon Biosystems, Inc. (Aushon) in January 2018. With the acquisition of Aushon, the Company acquired a CLIA certified laboratory, as well as Aushon's proprietary sensitive planar array detection technology. Leveraging its proprietary sophisticated Simoa image analysis and data analysis algorithms, the Company further refined this planar array technology to develop the SP-X instrument to provide the same Simoa sensitivity found in its bead-based platform.

Initial Public Offering

        In December 2017, the Company completed its initial public offering (IPO) in which the Company sold 4,916,480 shares of its common stock at the initial public offering price of $15.00 per share The Company's common stock began trading on The Nasdaq Global Market on December 7, 2017. The aggregate net proceeds received from the IPO, net of underwriting discounts and commissions and offering expenses, was $65.6 million. Immediately prior to the completion of the IPO, all then outstanding shares of convertible preferred stock were converted into 14,185,744 shares of common stock. The related carrying value of shares of preferred stock and warrants in the aggregate amount of $143.3 million was reclassified as common stock and additional paid-in capital. Additionally, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, effective December 11, 2017 to, among other things, change the authorized number of shares of common stock to 120,000,000 and the authorized number of shares of preferred stock to 5,000,000.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

1. Organization and operations (Continued)

Liquidity

        The Company has had recurring losses from operations since inception and has an accumulated deficit of $175.9 million at December 31, 2018 and the Company incurred a net loss of $31.5 million, $27.0 million, and $23.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Prior to the IPO the Company had funded its operations principally from issuances of preferred stock, debt financings, grants, product and service sales and development and license agreements. At December 31, 2018, the Company had $44.4 million of unrestricted cash and cash equivalents. The Company expects the current cash balance will be sufficient to fund operations for a period of at least one year from the date the consolidated financial statements are issued. There can be no assurances, however, that no additional funding will be required or that additional funding will be available on terms acceptable to the Company, or at all.

Basis of Presentation

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification and Accounting Standards Update of the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company's management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, fair value of equity instruments, valuation allowances recorded against deferred tax assets, and stock-based compensation. Actual results could differ from those estimates.

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

2. Significant accounting policies

Principles of consolidation

        The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Quanterix Corporation, and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Collaboration and license revenue

        Collaboration and license revenue relates to the Joint Development and License Agreement (JDLA) with bioMérieux SA (bioMérieux) as amended and restated in December 2016 by the Amended and Restated License Agreement (the Amended JDLA) and the agreements with a diagnostics company. Refer to "Collaboration and License Agreements (Note 11)" for a description of these arrangements and the Company's revenue recognition policies for these agreements. On September 6, 2018, bioMérieux notified the Company that it was terminating the Amended JDLA, forfeiting any future IVD licensing rights to Quanterix' Simoa technology and enabling Quanterix to consolidate and regain control of all Simoa IVD licensing and IP rights. As a result of the termination the Company recognized $1.6 million in collaboration and license revenue previously recorded in deferred revenue.

Multiple element arrangements

        Many of the Company's instrument sales involve the delivery of multiple products and services. The elements of an instrument sale typically include the instrument installation (when required), an implied one year service type warranty, and in some cases the Company may also sell assays, consumables, or other services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

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

Business combinations

        Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

        The Company typically uses the discounted cash flow method to value acquired intangible assets. This method requires significant management judgment to forecast future operating results and establish residual growth rates and discount factors. The estimates used to value and amortize intangible assets are consistent with the plans and estimates that are used to manage the business and are based on available historical information. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, the Company could experience impairment charges. In addition, the Company has estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Restricted Cash

        Restricted cash represents collateral for a letter of credit issued as security for the lease for the Company's new headquarters. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from December 31, 2018.

Cost of revenue

        Cost of product revenue consists of raw materials, parts costs and associated freight, shipping and handling costs, contract manufacturer costs, personnel costs, yield loss, in-license payments and royalties, stock-based compensation, other direct costs and overhead.

        Cost of service and other revenue consists of personnel, facility costs associated with operating the Accelerator Labs on behalf of the customers, costs related to instrument maintenance and servicing equipment at customer sites, other direct and overhead.

        Cost of license revenue, related party consists of license fees that are the direct results of cash payments received related to license agreements.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

2. Significant accounting policies (Continued)

Research and development expenses

        Research and development expenses, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory cost are charged to research and development expense as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received.

Selling, general, and administrative expense

        Selling, general, and administrative expenses are primarily composed of compensation and benefits associated with sales and marketing, finance, human resources, and other administrative personnel, outside marketing, advertising, allocated facilities costs, legal expenses, and other general and administrative costs.

Net loss per share

        Basic net loss per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares. For purposes of the diluted net loss per share calculations, preferred stock, unvested restricted common stock, and common stock options are considered to be potentially dilutive securities, but are excluded from the diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share were the same for all periods presented.

        The following table set forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
	2018	2017	2016
Series A redeemable convertible preferred stock	—	—	4,884,869
Series B redeemable convertible preferred stock	—	—	1,873,561
Series C redeemable convertible preferred stock	—	—	2,677,649
Series D redeemable convertible preferred stock	—	—	3,864,421
Unvested restricted common stock	361,468	177,192	376,248
Outstanding stock options	2,476,911	2,249,843	1,119,671
Outstanding preferred warrants	—	—	326,374
Outstanding common stock warrants	76,041	86,090	—

Total	2,914,420	2,513,125	15,122,793

        As of December 31, 2018, 2017, and 2016 the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock, 300,000 shares of Series A-3 Preferred Stock, and 300,000 shares of Series A-3 Preferred Stock, respectively, to a vendor if a contract is terminated prior to a minimum purchase commitment being met. Upon completion of the IPO in December 2017, the warrants to purchase shares of Preferred Stock were converted to warrants to purchase shares of common stock at a one-for-3.214 basis. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

2. Significant accounting policies (Continued)

        The Company's redeemable convertible preferred stock was entitled to receive dividends based on dividends declared to common stockholders, thereby giving the preferred stockholders the right to participate in undistributed earnings of the Company above the stated dividend rate. However, preferred stockholders did not have a contractual obligation to share in the net losses of the Company. The Company operated in a net loss position for the years ended December 31, 2018, 2017, and 2016 and, therefore the Company's accounting for basic and diluted earnings per share was unaffected by the participation rights of the preferred stockholders.

Cash and Cash equivalents

        Cash and Cash equivalents consists of cash deposits and short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are carried at fair value based on quoted prices for identical assets. Cash and cash equivalents consists of the following (in thousands):

	Year Ended December 31,
	2018	2017
Cash and Cash Equivalents
Cash	$1,821	$1,500
Money Market funds invested in U.S. Treasury obligations	42,608	78,182

Total cash and cash equivalents	$44,429	$79,682

Restricted cash and deposits

        As of December 31, 2018 and 2017, the Company had $1.4 million and $0.4 million, respectively, in restricted cash and deposits related to amounts held for a line of credit, amounts held as a security deposit for the Company's facility lease obligation, and a business registration application. $1.0 million of the $1.4 million is recorded on a separate line item as restricted cash. The remaining $0.4 million is included in current and noncurrent assets.

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

Investments

        During the third quarter of 2016, the Company purchased a minority interest in preferred stock in a privately held company for $0.3 million. In addition, in the third quarter of 2018, the Company executed a convertible note with a privately held company for $0.2 million. The investments are recorded on a cost basis in other non-current assets on the accompanying consolidated balance sheets as the Company does not have a controlling investment, does not have the ability to exercise significant influence over the privately held company and the fair value of these equity investments are not readily determinable. The Company performs an impairment analysis at each reporting period to determine if the carrying value of the investment or the note must be reduced due to a decrease in the value of the investment, which includes consideration of whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. The Company determined there was no impairment during the years ended December 31, 2018, 2017, and 2016.

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

        To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

        Fair value measurements as of December 31, 2018 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets
Cash Equivalents	$42,608	$42,608	—	$—
Note receivable	150	—	—	150

Total	$42,758	$42,608	—	$150

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

2. Significant accounting policies (Continued)

        Fair value measurements as of December 31, 2017 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Assets
Cash Equivalents	$78,182	$78,182	—	—

Total	$78,182	$78,182	—	—

        As of January 1, 2016, the Company had outstanding warrants to purchase 64,441 shares of Series A-2 redeemable convertible preferred stock (Series A-2 Preferred Stock), 1,300,000 shares of Series A-3 convertible preferred stock (Series A-3 Preferred Stock), 562,488 shares of Series B redeemable convertible preferred stock (Series B Preferred Stock), and 226,733 shares of Series C redeemable convertible preferred stock (Series C Preferred Stock). During the years ended December 31, 2017, and 2016, the Company issued the following warrants:

  •
  On January 29, 2016, the Company issued a warrant to purchase 57,810 shares of Series C Preferred Stock to a lender related to a second amendment to a debt facility (Note 8)

  •
  On November 18, 2016, the Company issued a warrant to purchase 700,000 shares of Series A-3 Preferred Stock to a vendor (Note 7).

  •
  On March 31, 2017, the Company issued a warrant to purchase 38,828 shares of Series D redeemable convertible preferred stock (Series D Preferred Stock) to a lender as part of a third amendment to a debt facility (Note 8).

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

        Prior to the completion of the IPO, the warrants were classified as liabilities because they were exercisable for shares of redeemable convertible preferred stock. On each measurement date and immediately prior to the IPO and the resulting change in classification of the warrants to equity instruments, the Company utilized a black-scholes option pricing model to determine the fair value of the warrants and utilized various valuation assumptions based on available market data and other relevant but unobservable factors. Expected volatility for the Company's redeemable convertible preferred stock was determined based on an analysis of the historical volatility of a representative group of guideline public companies because, prior to the IPO, there was no market for the Company's common stock and, therefore, a lack of market-based company-specific historical and implied volatility information. The expected term reflects the remaining contractual term of the warrants. The assumed dividend yield is based upon the Company's expectation of not paying dividends in the foreseeable future. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the valuation date, commensurate with the remaining contractual life of the warrants. The fair value of the underlying preferred shares was determined by management, with the assistance of a third party valuation specialist, using a hybrid valuation method, which includes a probability weighted analysis of two scenarios. The first scenario was based on the completion of an initial public offering utilizing a market approach and the second scenario was based on the Company remaining privately held utilizing either an income approach or a weighted-average of an income approach and a backsolve to a recent financing event, depending on the proximity of the financing event to the measurement date. The assumption regarding the Company's probability of completing an initial public offering was the primary contributing factor to the changes in fair value of the underlying preferred stock. See "Stock-based Compensation" section of this "Significant Accounting Policies" (Note 2) for discussion of the changes of the probability of completing an initial public offering.

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

Income taxes

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740 Income Taxes (ASC 740). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2017 the Company did not have any significant uncertain tax positions.

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

        Customers outside the United States represented 40% and 34% of the Company's gross trade accounts receivable balance as of December 31, 2018 and 2017 respectively.

        At December 31, 2018, no single customer represented 10% of the Company's aggregate accounts receivable, and no single customer represented 10% of the Company's revenue for the year ended December 31, 2018. At December 31, 2017, one customer's accounts receivable balance was 16% of the Company's aggregate accounts receivable no single customer represented 10% of the Company's revenue for the year ended December 31, 2017. At December 31, 2016, one customer's account receivable balance was 26% of the Company's aggregate accounts receivable and represented 11% of the Company's revenue for the year ended December 31, 2016.

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

        Net revenue by product and service line are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Product revenue	$23,365	$14,124	$10,601
Service and other revenue	12,117	7,676	5,012
Collaboration and license revenue	2,150	1,074	1,972

Total revenue	$37,632	$22,874	$17,585

        The following table reflects total revenue (in thousands) by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States, Canada and Mexico; EMEA consists of Europe, Middle East, and Africa; and Asia Pacific includes Japan, China, South Korea, Singapore, Malaysia and Australia.

	Year ended December 31,
	2018		2017		2016
North America	$22,706	60%	$13,864	61%	$13,018	74%
EMEA	11,742	31%	6,922	30%	3,416	19%
Asia Pacific	3,184	8%	2,088	9%	1,151	7%

Total	$37,632	100%	$22,874	100%	$17,585	100%

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

2. Significant accounting policies (Continued)

Stock-based compensation

        The Company accounts for stock-based compensation awards in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Stock-based compensation awards have historically consisted of stock options and restricted stock.

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

        The Company recognizes compensation costs related to share-based payments granted to non-employees based on the estimated fair value of the awards on the date of grant in the same manner as options for employees; however, the fair value of the stock options granted to non-employees is re-measured each reporting period until the service is complete, and the resulting increase or decrease in value, if any, is recognized as expense or income, respectively, during the period the related services are rendered to the same financial statement line item as any cash consideration would be recognized. There were no material non-employee awards outstanding during the years ended December 31, 2018, 2017, and 2016.

        The fair value of stock options granted to employees and directors for their services on the Company's Board of Directors is estimated on the grant date using the Black-Scholes option-pricing model, based on the assumptions noted in the following table:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.6% - 3.0%	1.8% - 2.1%	1.2% - 1.3%
Expected dividend yield	None	None	None
Expected term (in years)	5.9	6.0	6.0
Expected volatility	32.4% - 36.8%	46.0% - 52.0%	44.9% - 49.0%

        Using the Black-Scholes option-pricing model, the weighted-average grant date fair value of options granted for the years ended December 31, 2018, 2017, and 2016 was $7.19, $4.52, and $2.41 per share, respectively. Expected volatility was calculated based on reported volatility data for a representative group of guideline publicly traded companies for which historical information was available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. The Company estimates the expected life of options granted to employees utilizing the simplified method which calculates the expected life of an option as the average of the time to vesting and contractual life of the options. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

2. Significant accounting policies (Continued)

different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method due to the lack of historical exercise data and the plain nature of the stock options. The Company uses the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock. Prior to the completion of the IPO, the fair value of the underlying common shares was determined by management, with the assistance of a third party valuation specialist, using a hybrid valuation method, which includes a weighted analysis of two scenarios. The first scenario is based on the completion of an initial public offering utilizing a market approach and the second scenario is based on the Company remaining privately held utilizing either an income approach or a weighted-average of an income approach and a backsolve to a recent financing event approach, depending on the proximity of the financing event to the measurement date. The initial public offering scenario reflected data gathered from relevant comparable initial public offering transactions and the current value method of equity allocation was used in determining the value of common stock. For the privately held scenario, traditional income methods of business valuation were employed, where the total equity value was then allocated using the option pricing model (OPM). The assumption regarding the Company's probability of completing an initial public offering was the primary contributing factor to the changes in fair value of the common stock. The probability of initial public offering was 40% at December 31, 2016. Since December 31, 2015, the Company had performed the common stock valuations on a quarterly basis. Upon completion of the IPO in December 2017, the Company determines the fair value of the underlying common shares based on the closing price of the common stock on the option grant date.

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

        The Company is using the straight-line attribution method to recognize stock-based compensation expense for service based awards for employees and non-employees. However, cumulative compensation expense recognized through the end of any period must at least equal the value of vested awards through that period, with compensation expense adjusted accordingly. For the year ended December 31, 2016, the amount of stock-based compensation expense recognized during a period was based on the value of the portion of the awards that were ultimately expected to vest. Prior to January 1, 2017, forfeitures were estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the year ended December 31, 2016, the Company applied an estimate of forfeitures which did not have a material effect on the consolidated financial statements. Effective January 1, 2017, the Company adopted Accounting Standards Update (ASU) 2016-09 Stock Compensation, and has elected to account for forfeitures as incurred and therefore no forfeiture estimate is utilized in the years ended December 31, 2018 and 2017. The effect of this adoption has been recorded as a $0.1 million cumulative effect adjustment to accumulated deficit as of January 1, 2017.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

2. Significant accounting policies (Continued)

        The Company applies an accelerated attribution method to recognize stock-based compensation expense when accounting for performance-based stock awards. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date. Compensation expense for performance-based stock awards is included in total stock-based compensation expense. There were no material performance-based stock awards outstanding as of December 31, 2018, 2017, and 2016.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The FASB has issued several updates to the standard which clarify the (i) application of the principal versus agent guidance; (ii) guidance relating to performance obligations and licensing; (iii) assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition; and (iv) narrows aspects of ASC 606 or corrects unintended application of the guidance (collectively, the Revenue ASUs). The Revenue ASUs provide an accounting standard for a single comprehensive model for recognizing revenue arising from contracts with customers. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In conjunction with the new revenue standard, the FASB also amended the guidance under ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers, related to the accounting for costs to obtain or fulfill a contract with a customer. The Company will adopt the new revenue standard as of January 1, 2019 using the modified retrospective method. The Company is still in the process of quantifying the impact of the standard.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The standard changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will be required to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The Company's assessment is in progress and has not yet concluded on the impact of the standard.

        In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

2. Significant accounting policies (Continued)

arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The new standard is effective for us on January 1, 2020, with early adoption permitted. We expect to adopt the new standard on January 1, 2020 and use the effective date as our date of initial application.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. As the Company avails itself to the extended transition period as an emerging growth company under the JOBS Act, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. The Company's assessment is in progress and has not yet concluded on the impact of the standard.

        In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), requiring restricted cash and cash equivalents to be included in the statement of cash flows. As the Company avails itself of the extended transition period as an emerging growth company under the JOBS Act, the new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. The Company elected to early adopt this standard in the statement of cash flows for the year ended December 31, 2018.

        In January 2017, the FASB issued ASU No. 2017-04 Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect adoption of this ASU to be material to its financial statements on known trends, demands, uncertainties and events in its business.

        In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

2. Significant accounting policies (Continued)

Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of December 31, 2018, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

3. Inventory

        Inventory consists of the following (in thousands):

	As of December 31,
	2018	2017
Raw materials	$1,546	$1,032
Work in process	2,331	968
Finished goods	2,068	1,571

Total	$5,945	$3,571

        Inventory comprises commercial instruments, assays, and the materials required to manufacture assays.

4. Property and equipment

        Property and equipment consists of the following (in thousands):

	As of December 31,
	2018	2017
Laboratory and manufacturing equipment	$4,127	$2,969
Office furniture and equipment	789	689
Computers and software	786	459
Leasehold improvements	244	180

	5,946	4,297
Less: accumulated depreciation	(3,023)	(2,423)

Total	$2,923	$1,874

        The Company incurred depreciation expense of $0.7 million, and $0.5 million for the years ended December 31, 2018 and 2017, respectively. Included in Laboratory and manufacturing equipment are

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

4. Property and equipment (Continued)

27 instruments, which are internally used by the Company. The laboratory & manufacturing equipment balance includes $1.4 million of cost and $0.7 million of accumulated depreciation related to these instruments.

5. Other accrued expenses

        Other accrued expenses consist of the following (in thousands):

	As of December 31,
	2018	2017
Accrued inventory	$599	$835
Accrued royalties	323	221
Accrued professional services	723	346
Accrued development costs	795	1,559
Accrued other	689	599

Total accrued expenses	$3,129	$3,560

6. Income Taxes

        The following table presents the components of income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(31,436)	$(27,019)	$(23,173)
Foreign	(75)	—	—

	$(31,511)	$(27,019)	$(23,173)

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        The following table summarizes the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
United States
Federal	$—	$—	$—
State	18	—	—
Foreign	—	—	—

Total current income tax provision	18	—	—

Deferred
United States
Federal	2	—	—
State	5	—	—
Foreign	—	—	—

Total deferred income tax provision (benefit)	7	—	—

Total income tax provision (benefit)	$25	$—	$—

        During the years ended December 31, 2018 and 2017, the Company recorded an income tax provision of $25 and $0 thousand, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recorded no income tax benefits for any net losses incurred and the tax credits generated in each year, due to its uncertainty of realizing a benefit from those items.

        A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2018	2017
Federal statutory income tax rate	21.0%	34.0%
State taxes, net of federal tax benefit	6.0%	4.8%
Stock compensation	1.1%	0.0%
Permanent items	–1.2%	–1.6%
Tax Credits	2.7%	2.6%
Foreign differential	0.0%	0.0%
U.S. Tax Reform	0.0%	–53.2%
Other, net	0.2%	–1.1%
Valuation Allowance	–29.9%	14.5%

Effective income tax rate	–0.1%	0.0%

        The significant reconciling items between the reported amounts of income tax expense for the year to the amount of income tax expense that would result from applying the U.S. statutory tax rate to pre-tax income include state taxes, non-deductible expenses, stock based compensation tax benefits, tax credits, and the valuation allowance maintained against certain of the Company's deferred tax assets.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        During 2018, the Company acquired Aushon Biosystems. The Company analyzed the transaction from an income tax perspective and adjusted the deferred tax assets and liabilities related to the Aushon Biosystems acquisition. Of the total goodwill recorded, approximately $0.4 million is amortizable related to historical tax basis that Aushon had related to a prior acquisition.

        On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law, making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative deferred foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued, which directed taxpayers to consider the impact of the Act as "provisional" when a registrant did not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the fourth quarter of 2018 the Company completed its accounting for the tax effects of the Act and recorded no adjustments in its consolidated financial statements.

        A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. The Company maintains a valuation allowance against its net U.S. and foreign deferred tax assets as a result of the negative evidence associated with its history of operating losses.

        Deferred tax assets and liabilities reflect the net tax effects of net operating loss carryovers and temporary differences between the carrying amount of assets and liabilities for financial reporting and

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$35,623	$27,952
Research and development credits	4,678	3,637
Deferred revenue	1,614	1,795
Depreciation	86	629
Amortization	792	—
Stock compensation	541	185
Other deferred tax assets	1,378	614

Total deferred tax assets	44,712	34,812
Valuation allowance	(44,033)	(34,552)

Subtotal	679	260
Section 481(a) Adjustment—Accrued Bonus	(59)	(118)
Amortization	(610)	—
Goodwill	(17)
Stock-based compensation		(142)

Net deferred tax assets (liability)	$(7)	$—

        As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $136.8 million and $108.8 million, respectively. $0.9 million of the federal net operating loss carryforwards relates to the acquisition of Aushon Biosystems and these losses have been reduced to reflect the limitations on these losses as a result of Section 382 of the Internal Revenue Code. These carryforwards begin to expire in 2026 and 2019, respectively. As of December 31, 2018, the Company had federal and state credit carryforwards of $3.8 million and $1.2 million, respectively. These carryforwards begin to expire in 2026 and 2019, respectively. As of December 31, 2018, the Company had foreign net operating loss carryforwards of $75 thousand. Of this amount, carryforwards of $75 thousand expire in 2027.

        The Company recognizes a deferred tax asset for the future benefit of tax loss carryforwards, tax credit carryforwards, and other deductible temporary differences to the extent that it is more likely than not that these assets will be realized. In evaluating the Company's ability to recover these deferred tax assets, the Company considers all available positive and negative evidence, including its past operating results, taxable income in carryback years, the projected reversal of existing deferred tax liabilities, the availability of tax planning strategies and its forecast of future taxable income. Based on the significant negative evidence, including the three-year cumulative loss position, the Company concluded that its net U.S. deferred tax assets as well as the deferred tax assets in certain foreign subsidiaries were not more likely than not realizable and maintained a full valuation allowance against these deferred tax assets at December 31, 2018.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        The valuation allowance increased by $9.4 million during the year ended December 31, 2018, primarily as a result of the U.S. operating losses incurred, the research and development tax credit carryforwards generated during the year and acquisition of Aushon Biosystems, Incorporated.

        The valuation allowance decreased by $3.9 million during the year ended December 31, 2017. The decrease in valuation allowance was primarily the result of the impact of the U.S. corporate tax rate reduction enacted during 2017, which resulted in the Company remeasuring its deferred tax assets and liabilities at the lower 21% U.S. federal corporate tax rate and a corresponding reduction in the valuation allowance. This reduction was partially offset by the valuation allowance established in 2017 related to U.S. and foreign operating losses incurred and tax credits generated during the year.

        Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ownership change generally occurs if there is a cumulative change in its ownership by 5% stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under U.S. state tax laws. The Company may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in its share capital, some of which may be outside of the control of the Company. As a result, if the Company earns net taxable income, its ability to use its pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.

        In the ordinary course of business, there is inherent uncertainty in quantifying the Company's income tax positions. The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

        The Company accounted for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. For the years ended December 31, 2018, 2017 and 2016, there were no accrued interest or penalties in the consolidated statements of operations and comprehensive loss. The Company does not anticipate any significant changes in the next twelve months associated with its liability for unrecognized tax benefits.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        The Company is subject to taxation in the United States as well as the Netherlands and China. At December 31, 2018, the Company is generally no longer subject to examination by taxing authorities in the United States for years prior to 2015. However, net operating loss carryforwards and credits in the United States may be subject to adjustments by taxing authorities in future years in which they are utilized. The Company's foreign subsidiaries remain open to examination by taxing authorities from 2018 onward.

        The Company's foreign subsidiary has incurred losses since inception, and the Company had immaterial undistributed earnings as of December 31, 2018.

7. Redeemable convertible preferred stock

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

        In February 2016, the Company issued 1,300,000 shares of Series A-3 Preferred Stock to a vendor (Note 8) upon the exercise of Series A-3 Preferred Stock warrants at a purchase price of $0.001 per share. The fair value of the settled warrant was $3.9 million at the time of exercise which was reclassified from Preferred Stock Warrant Liability to Series A Preferred Stock.

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

        In January 2017, the Company issued 700,000 shares of Series A-3 Preferred Stock to a vendor (Note 8) upon the exercise of Series A-3 Preferred Stock warrants at a purchase price of $0.001 per share. The fair value of the settled warrant was $2.1 million at the time of exercise which was reclassified from Preferred Stock Warrant Liability to Series A Preferred Stock.

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

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

7. Redeemable convertible preferred stock (Continued)

        The Company had a Stock Purchase Agreement (SPA) with bioMérieux, a related party, which required the Company to issue additional shares of Series C Preferred Stock if certain milestones were met in exchange for $10.0 million in gross proceeds. The milestones were related to activities under a Joint Development and License Agreement (JDLA) (Note 12). bioMérieux also purchased Series C Preferred Stock when the JDLA was entered into in 2012. When the SPA was entered into, the Company evaluated whether the requirement to issue additional shares ('Tranche Feature") required separate accounting. The Company determined that the Tranche Feature was not legally detachable and therefore was an embedded feature in the Series C Preferred Stock that bioMérieux purchased.

        During the year ended December 31, 2015, the Company amended the terms of the SPA which restructured the equity milestone from one payment of $10.0 million to three separate payments ($5.0 million; $3.0 million and $2.0 million) based on components of the initial technical milestones. No other terms of the Series C Preferred Stock changed. The Company achieved the first milestone in January 2015 at which time bioMérieux purchased 1,501,546 shares of Series C Preferred Stock at a price of $3.3299 for total gross proceeds of $5.0 million. The Company also achieved the second milestone in May 2015 at which time bioMérieux purchased 600,618 shares of Series C Preferred Stock at a price of $3.3299 for total gross proceeds of $2.0 million. In December 2016, the Company further amended the JDLA and SPA which cancelled the third and final milestone (Note 12).

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

Dividends

        Holders of the Series A-1, A-2, B, C, and C-1 Preferred Stock were entitled to receive, before any cash was paid out or set aside for any common stock, cumulative dividends in arrears at the annual rate of $0.08, $0.08, $0.16, $0.2664, and $0.2664 per share, respectively, subject to adjustment for stock splits, stock dividends, combinations and reorganizations. Holders of Series D, and D-1 Preferred Stock were entitled to receive non-cumulative dividends at the rate of $0.2936, and $0.3217 per share, respectively, subject to adjustment for stock splits, when and if declared by the Board of Directors of the Company. The cumulative accrued dividends as of immediately prior to the completion of the IPO were $3.3 million, $7.8 million, $5.7 million, $9.5 million, and $0.7 million for Series A-1, A-2, B, C and C-1 Preferred Stock, respectively. Holders of Series A-3 Preferred Stock were not entitled to receive any preferred stock dividends. Upon full payment of preferred dividends, additional dividends would have been shared among all preferred stock holders and common stock holders on a pro rata basis.

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

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

7. Redeemable convertible preferred stock (Continued)

        Upon issuance of the Series D Preferred Stock in March 2016, the redemption rights were adjusted. A majority vote of the Series D Preferred Stockholders could elect to redeem all of the outstanding shares of Series D on or after March 18, 2019. Upon issuance of the Series D-1 Preferred Stock in June 2017 the redemption rights were adjusted. A majority vote of the Series D and D-1 Preferred Stockholders, voting as separate classes, could elect to redeem all of the outstanding shares of Series D and D-1 Preferred Stock on or after June 2, 2020. Holders of the Series C-1, C and B Preferred Stock could only redeem their shares following the redemption in full of all shares of Series D and D-1 Preferred Stock and upon a Preferred Majority Vote. Holders of the Series A-1 and A-2 Preferred Stock could only redeem their shares following the redemption in full of the Series D-1, D, C-1, C and B Preferred Stock, and upon a Preferred Majority Vote. Series A-3 Preferred Stock did not have redemption rights other than in certain deemed liquidation scenarios.

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

        The Company has a class of authorized preferred stock amounting to 5,000,000 shares as of December 31, 2018 and December 31, 2017. The authorized preferred stock was classified under stockholders' equity at December 31, 2018 and December 31, 2017.

        Prior to the IPO in December 2017, the Company had multiple classes of preferred stock outstanding. These shares of preferred stock were converted to shares of common stock at the time of the IPO on 1-for-3.214 shares basis. The reconciliation of net loss attributable to common shareholders in the consolidated statement of operations for the year ended December 31, 2017 includes an adjustment for accretion of preferred stock to redemption value.

8. Common Stock, warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Common stock reserved

        The Company reserved the following shares of common stock, on a common stock equivalent basis, for the conversion of shares of preferred stock, the exercise of warrants, the exercise of common stock options, and the vesting of restricted common stock.

	Year ended December 31,
	2018	2017
Common stock warrants	76,041	86,090
Common stock options and unvested restricted common stock	2,838,402	2,427,035
Shares reserved for future awards under compensation plan	2,433,999	3,500,620

	5,348,442	6,013,745

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

8. Common Stock, warrants, stock-based compensation, stock options, restricted stock and restricted stock units (Continued)

Warrants

        The following tables summarize the Company's outstanding warrants as of December 31, 2018, and 2017:

	Issued and exercisable	Weighted Average Exercise Price
As of December 31, 2017	86,090	$9.14
Issued	10,000	4.83
Exercised	(16,718)	11.73
Cancelled	(3,331)	$11.73

As of December 31, 2018	76,041	10.10

        The Company has an agreement with a vendor (Note 7) where the Company could be obligated to issue warrants to purchase an additional 93,341 shares of common stock to the vendor if the contract is terminated prior to a minimum purchase commitment being met. No shares have been reserved related to these potential obligations to issue warrants in the future. On Janury 30, 2018, the company issued a warrant to purchase 10,000 of common stock to a consultation company for services rendered.

Stock-based compensation

        Share-based compensation expense for all stock awards consists of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Cost of product revenue	$55	$24	$6
Cost of service and other revenue	173	52	12
Research and development	513	180	59
General and administrative	4,143	1,912	851

Total	$4,884	$2,168	$928

        In June 2007, the Company adopted the 2007 Stock Option and Grant Plan (the 2007 Plan), under which it could grant incentive stock options, non-qualified options, restricted stock, and stock grants. At December 31, 2016, the 2007 Plan allowed for the issuance of up to 3,229,935 shares of common stock. During the three months ended March 31, 2017, the 2007 Plan was amended to allow for the issuance of an additional 622,227 shares of common stock for a total issuance of up to 3,852,213 shares of common stock at June 30, 2017. During the three months ended September 30, 2017 the 2007 Plan was further amended to allow for the issuance of an additional 497,822 shares of common stock for total issuance of up to 4,350,035 shares of common stock at September 30, 2017. As of December 31, 2017, under the 2007 Plan, options to purchase 2,249,843 shares of our common stock were outstanding, 571,838 shares of our common stock had been issued and were outstanding pursuant to the exercise of options, 1,128,975 shares of our common stock had been issued and were outstanding pursuant to

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

8. Common Stock, warrants, stock-based compensation, stock options, restricted stock and restricted stock units (Continued)

restricted or unrestricted stock awards, and 399,379 shares of our common stock were available for future awards. In connection with the completion of the IPO, the Company terminated the 2007 Plan.

        In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of up to 1,042,314 shares of common stock plus up to 2,490,290 shares of our common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan becomes effective. As of December 31, 2018 and 2017, there were shares available for grant under the 2017 Plan of 4,393 and 1,042,314, respectively.

        In addition, the 2017 Plan contains an "evergreen" provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in fiscal year 2019 and ending in fiscal year 2027. The annual increase in the number of shares shall be equal to the lowest of: 4% of the number of shares of common stock outstanding as of such date; and an amount determined by the Company's Board of directors or Compensation Committee. On January 1, 2019, the number of shares of common stock available for issuance under the 2017 plan was automatically increased by 895,169 shares.

        In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). As December 31, 2017, the 2017 ESPP allowed for the issuance of up to 208,463 shares of common stock. As of December 31, 2018, 425,533 shares were available for grant under the 2017 ESPP.

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

        The 2017 ESPP provides for six-month option periods Commencing on March 1 and ending August 31 and Commencing September 1 and ending February 28 of each calendar year. The first offering under the 2017 ESPP began on September 1, 2018.

Stock options

        Under the 2007 and 2017 Plans, stock options may not be granted with exercise prices of less than fair market value on the date of the grant. Options generally vest ratably over a four-year period with 25% vesting on the first anniversary and the remaining 75% vesting ratably on a monthly basis over the

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

8. Common Stock, warrants, stock-based compensation, stock options, restricted stock and restricted stock units (Continued)

remaining three years. These options expire ten years after the grant date. Activity under the 2007 and the 2017 Plans was as follows:

	Options	Weighted- average exercise price	Remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	1,119,671	$2.99	6.8	5,796
Granted	1,281,135	$8.46
Exercised	(90,265)	$2.25
Cancelled or forfeited	(60,698)	$6.16

Outstanding at December 31, 2017	2,249,843	$6.05	7.8	34,695
Granted	729,224	$18.36
Exercised	(407,901)	$4.57
Cancelled or forfeited	(94,255)	$13.16

Outstanding at December 31, 2018	2,476,911	$9.65	7.733	$22,108
Vested and expected to vest at December 31, 2018	2,476,911	$9.65	7.733	$22,108
Exercisable at December 31, 2018	1,143,480	$5.68	6.514	$14,440

        Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the years ended December 31, 2018, 2017, and 2016 was $ 7.19, $4.52, and $2.41 per share, respectively. The expense related to awards granted to employees was $2.7 million, $1.5 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016. The intrinsic value of stock options exercised was $5.3 million, $1.1 million, and $0.4 million, for the years ended December 31, 2018, 2017, and 2016, respectively. Activity related to non-employee awards was not material to the years ended December 31, 2018, 2017, and 2016.

        At December 31, 2018, there was $6.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.23 years.

Restricted Stock Awards

        In December 2014, the Company issued 78,912 shares of restricted common stock to a director of the Company under the 2007 Plan. Under the terms of the agreement, shares of common stock issued are subject to a four year vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

8. Common Stock, warrants, stock-based compensation, stock options, restricted stock and restricted stock units (Continued)

performance conditions are not material. No restricted stock awards were granted during the years ended December 31, 2018 or 2017. A summary of restricted stock activity is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested restricted common stock as of December 31, 2015	623,869	3.12
Vested	(247,621)	3.09

Unvested restricted common stock as of December 31, 2016	376,248	3.12
Vested	(199,056)	3.12

Unvested restricted common stock as of December 31, 2017	177,192	3.11
Vested	(137,386)	3.11

Unvested restricted common stock as of December 31, 2018	39,806	3.12

        The expense related to awards granted to employees and directors was $0.4 million, $0.6 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

        At December 31, 2018, there was $0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 0 years.

        The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2018, 2017, and 2016, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting, was $2.4 million, $1.9 million and $1.1 million, respectively.

Restricted stock units

        Restricted stock units represent the right to receive shares of common stock upon meeting specified vesting requirements. In the fiscal year ended December 31, 2018, the Company issued 422,027 restricted stock units to employees of the Company under the 2017 Plan. Under the terms of the agreements, 84,637 of the restricted stock units issued are subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, 18,200 of the restricted stock units issued are subject to vesting with 50% vesting on December 31, 2018 and 50% vesting on December 31, 2019, 3,300 of the restricted stock units are subject to a four year vesting schedule with 25% vesting on each anniversary, 15,890 of the restricted stock units vest on December 31, 2018, 50,000 of the restricted stock units vested on

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

8. Common Stock, warrants, stock-based compensation, stock options, restricted stock and restricted stock units (Continued)

August 31, 2018, and 250,000 of the restricted stock units vest evenly over 40 months on the last day of each month starting September 30, 2018. A summary of restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested restricted stock units as of December 31, 2017	—
Granted	422,027	$15.65
Vested	(99,990)	$15.02
Cancelled or Forfeited	(375)	$18.40

Unvested restricted stock units as of December 31, 2018	321,662	$15.84

        The expense related to awards granted to employees and directors was $1.7 the fiscal year ended December 31, 2018.

        At December 31, 2018, there was $4.9 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.

9. Commitments and contingencies

License agreements

Tufts University

        In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tuft's equity ownership in the Company and because a board member of the Company's Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sub licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the year ended December 31, 2016, the Company executed a license agreement with a diagnostic company and also amended the bioMérieux agreement (Note 11). During the years ended December 31, 2018, 2017 and 2016, the Company recorded royalty expense of $0.7 million, $0.5 million and $0.3 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss.

Other licenses

        During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non-exclusive, non-sublicenseable third party's license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid-single digit royalty. The Company is required to make mid-single digit royalty payments on net sales of products

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

9. Commitments and contingencies (Continued)

and services which utilize the licensed technology. The Company must pay the greater of calculated royalties on net sales or an annual minimum royalty of $50 thousand. During the year ended December 31, 2018, 2017 and 2016, the Company recorded royalty expense of $0.4 million, $0.2 million, and $0.2 million, respectively, in cost of product revenue on the consolidated statements of operations.

Lease commitments

        During the year ended December 31, 2014, the Company entered into a lease agreement for the Company's current corporate headquarters with a lease term that expires in June 2020; however, in November 2018, the Company agreed to terminate the lease with the lessor effective May 2019. The termination of the lease was connected to the Company signing a new lease in Billerica, MA. On October 2, 2018, the Company entered into a 137 month operating lease for the Company's new headquarters in Billerica, MA. The lease is for approximately 92,000 square feet of office and laboratory space, and will commence on or about April 1, 2019. The lease contains a period of free rent and escalating monthly rent payments. As part of the lease, the Company was required to enter into a $1.0 million Letter of Credit drawable by the lessor under specifically outlined conditions. The amount of the Letter of Credit will be reduced at 41 and 65 months after the commencement date of the lease to $750,000 and then $250,000, respectively. The $1 million Letter of Credit is recorded as restricted cash on the balance sheet.

        In connection with the acquisition of Aushon in January 2018, the Company assumed the existing Aushon lease for facilities in Billerica, Massachusetts. In August 2018 the Company terminated the Aushon lease effective September 1, 2019. The Company is required to pay a termination fee no later than July 1, 2019 in consideration for the early termination.

        Rent expense is recognized straight-line over the course of the lease term. As of December 31, 2018, $0.3 million of deferred rent expense was recorded in other non-current liabilities, and less than $0.1 million was recorded in other accrued expenses. The table below includes committed lease expenditures related to the new lease.

        As of December 31, 2018, the minimum future rent payments under the lease agreements are as follows (in thousands):

Years ending December 31:
2019	$1,172
2020	2,013
2021	3,290
2022	3,372
2023 and Forward	29,207

$39,054

        The Company recorded $1.6 million, $1.1 million and $1.1 million in rent expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

9. Commitments and contingencies (Continued)

Development and supply agreement

        Through the Company's development agreement with STRATEC Biomedical, as amended in December 2016, the parties agreed on additional development services for an additional fee, which is payable when the additional development is completed. A total of $1.5 million is payable to STRATEC upon completion of the development activities. This amount is being recorded to research and development expense and accrued expenses as the services are performed. The services were completed during the year ending December 31, 2018. Substantive efforts related to these additional development activities started in the first quarter of 2017.

        The Company's supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven-year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs plus a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of December 31, 2018, assuming no additional commercial units were purchased, this fee would equal $11.1 million. The amount the Company could be obligated to pay under the minimum purchase commitment is reduced as each commercial unit is purchased. Also, if the Company terminates the Supply Agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of December 31, 2018 and December 31, 2017 was insignificant as there was a low probability of the warrants being issued.

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

10. Long Term Debt

Loan agreement

        On April 14, 2014, the Company executed a Loan Agreement with a lender, as subsequently amended in March 2015, January 2016, March 2017, August 2018, and October 2018. As of December 31, 2018, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on a calculation of the prime rate less 5.25% with a minimum interest rate of 8%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The Loan Agreement also contains prepayment penalties and an end of term charge. Fees incurred in execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

10. Long Term Debt (Continued)

        In connection with the Loan Agreement, the Company granted the lender warrants to purchase shares of either Series C Preferred Stock or shares of preferred stock in the next financing round. Following the completion of the IPO, these warrants became exercisable for shares of the Company's common stock. Therefore, additional warrants will be issued if the Company draws on any of the remaining debt facility. The warrants issued in connection with the initial borrowing were initially recorded at fair value of $0.1 million as a preferred stock warrant liability in the accompanying consolidated balance sheets and a corresponding debt discount was recorded. The Company has not further drawn on the remaining debt facility.

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

Amendment 2 to loan agreement

        In January 2016, the Company executed Amendment 2 to the Loan Agreement (Amendment 2). Amendment 2 increased the total facility available by $5.0 million to a total of $15.0 million and further delayed the commencement of principal payments to July 1, 2016. Under Amendment 2, following the Series D Preferred Stock financing (Note 8), the Company could have elected to further delay the commencement of principal payments until January 1, 2017, however the Company voluntarily began paying principal on July 1, 2016. Upon signing Amendment 2, the Company drew an additional $3.0 million under the debt facility. The remaining $2.0 million available under the facility

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

10. Long Term Debt (Continued)

expired unexercised in April 2016, which reduced the amounts available under the facility to $13.0 million.

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

Amendment 3 to loan agreement

        In March 2017, the Company signed Amendment 3 to the Loan Agreement (Amendment 3). Amendment 3 increased the total facility available by $5.0 million to a total of $18.0 million. Additionally, the lender may provide an additional optional term loan, solely at the lender's discretion, for an incremental $5.0 million, increasing the total potential facility to $23.0 million. As of December 31, 2017, the Company has not drawn any of this additional facility. The terms of Amendment 3 allowed the Company to defer the commencement of principal payments to March 1, 2018 and extended the loan maturity date to March 1, 2019. Amendment 3 did not change the due date of the existing end of term fees of $0.05 million which remained due on February 1, 2018. Upon signing Amendment 3, the Company did not draw any of the additional amounts available under the amended debt facility and no amounts have been subsequently drawn under the facility. The Company has until September 3, 2018 to draw the additional amounts.

Amendment 4 to loan agreement

        In July 2017, the Company signed Amendment 4 to the Loan Agreement (Amendment 4). Amendment 4 instituted a cap of 10% with respects to the "Term Loan Interest Rate".

Amendment 5 to loan agreement

        In August 2018, the Company signed Amendment 5 to the Loan Agreement (Amendment 5). Amendment 5 instituted a 2018 End of Term Charge of $0.08 million. Additionally, the Term Loan Maturity Date was amended to be extended until March 1, 2020. Amendment 5 additionally, changed the due date of the End of Term Charge to, the earlier of (i) the Term Loan Maturity Date, (ii) the date that Borrower prepays the outstanding Secured Obligations or (iii) the date that the Secured Obligations become due and payable. The Company incurred a cost of $0.05 million in relation to the execution of Amendment 5. In connection with the extension of the due date of the Loan, the deferral of principal payments (Amendment 3) was further deferred until the new Term Loan Maturity Date.

Amendment 6 to loan agreement

        In October 2018, we signed Amendment 6 to the Loan agreement, which amends the Loan Agreement's collateral clause to exclude the $1 million certificate of deposit associated with the lease on our new headquarters in Billerica, MA.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

10. Long Term Debt (Continued)

        End of term charges related to the facility of $0.5 million, and principal payments of $1.4 million were paid during the fiscal year ended December 31, 2018. Under the terms of the August 2018 amended agreement, principal payments were delayed until March 2020. The Company accounted for the August 2018 amendment as a modification as it was determined that no material change occurred as a result of the modification. The Company voluntarily made principal payments in the months of March, April, and May, 2018. No principal payments were made in June, July or August, 2018. Under the amended Loan Agreement, the remaining outstanding principal will be paid upon maturity of the note in March 2020. As of December 31, 2018, the remaining loan balance is classified as a long term liability since all principal payments are due greater than twelve months after the balance sheet date.

        Debt payment obligations due based on principal payments are as follows (in thousands):

Years ending December 31:
2019	$0
2020	7,763

$7,763

        The balance sheet contains $0.1 million of unamortized debt issuance costs which nets the Long Term Debt balance to $7.6 million. Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $0.2 million, $ 0.2 million, and $0.4 million for the year ended December 31, 2018, 2017, and 2016, respectively.

        The Company assessed all terms and features of the Loan Agreement and the subsequent amendments in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement and the subsequent amendments are either clearly and closely associated with a debt host or have a de minimis fair value and, as such, do not require separate accounting as a derivative liability. The Company assessed each amendment under ASC 470-50 and concluded that all of the amendments constituted modifications. In this analysis, consideration was given to the fact that Amendments 4, 5, and 6 were executed within one year of each other. The Company also assessed whether the amendments represented a troubled debt restructuring and concluded they did not. The Company accounted for each of the amendments to the Loan Agreement as a modification of its debt and the unamortized discount and issuance costs related to the prior debt are amortized over the modified term of the new debt.

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

        At the inception of the JDLA, the Company determined that the deliverables were as follows: (1) licenses to the Company's technology and trademarks, training, completion and delivery of a prototype instrument per contractual specifications (License and Prototype), (2) various activities to assist bioMérieux in the development of the initial assay and an instrument that is IVD compliant (Initial Assay Assistance), (3) various activities to assist bioMérieux in the development of a benchtop instrument (Benchtop Assistance), and (4) joint steering committee participation (JSC). Each of these deliverables were considered separate units of accounting, and the License and Prototype unit of accounting was determined to have standalone value as the License and Prototype unit of accounting could be utilized by bioMérieux without the related services included in the other units of accounting.

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

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

11. Collaboration and license arrangements (Continued)

        On September 6, 2018, bioMérieux notified the Company that it was terminating the Amended JDLA, forfeiting any future IVD licensing rights to the Company's Simoa technology and enabling the Company to consolidate and regain control of all Simoa IVD licensing and IP rights.

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

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

11. Collaboration and license arrangements (Continued)

        Under the 2016 Agreement the Company is eligible to receive royalties on net sales of assays sold by bioMérieux in the mid to high single digits, and to receive low double digit royalties on sales of instruments by bioMérieux based on manufactured cost. No royalties have been recognized through December 31, 2018.

        Upon termination of the agreement, the Company no longer held an obligation to bioMérieux related to the initial agreement or the amendment to the agreement. As such, the Company immediately recognized all remaining deferred revenue related to the agreements as of the date of termination.

        The Company recognized revenue of $2.1 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively, as collaboration revenue.

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

        Upon execution of the license in one of the fields in December 2016, the $1.0 million license fee, in addition to the $0.8 million allocated to the option for this field, resulted in a total of $1.8 million of consideration being recognized as revenue as there were no remaining undelivered performance obligations. Because the negotiations remain ongoing with respect to the other two fields, the consideration allocated to these options of $1.2 million has been deferred and is recorded as deferred revenue as of December 31, 2017.

        In December 2018 the Company entered into an option agreement for the rights to negotiate an exclusive agreement with the diagnostic company. In exchange for the rights to negotiate an exclusive agreement, the Company will receive $0.5 million in consideration. As the right to negotiate with the Company has not been executed, the consideration from this agreement is deferred until the sooner of the execution of the contract or the end of the option period.

12. Employee benefit-plans

        The Company sponsors a 401(k) savings plan for our employees The Company may make discretionary contributions for each 401(k) plan year. During the year ended December 31, 2018 the Company made contributions of $0.1 million and during the year ended December 31, 2017 and 2016 did not make any contribution.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

13. Business combinations

        On January 30, 2018, the Company completed the acquisition of Aushon pursuant to an Agreement and Plan of Merger dated January 30, 2018 (the "Aushon Acquisition"). The Company acquired Aushon to complement its existing product line, improve its existing research and development capabilities in assay development and software engineering, and expand its customer base. The Aushon Acquisition has been accounted for as a business combination and the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

        In connection with the closing of the Aushon Acquisition, the Company paid $3.2 million at closing, and an additional $0.8 million in July 2018, the six-month anniversary of the acquisition date.

        The following table presents the allocation of the purchase consideration for the transaction as of January 30, 2018 including the allocation of the purchase consideration (in thousands):

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

        The intangible assets identified in the purchase price allocation discussed above include developed technology, tradenames and customer relationships. Tradenames are amortized over the useful life on a straight-line basis, while developed technology and customer relationships are amortized over their respective useful lives on an accelerated basis reflecting the period of expected derived benefits of the underlying assets. Developed technology consists of products that have reached technological feasibility and trade names represent acquired company and product names. To value the developed technology and trade name assets, the Company utilized a relief from royalty method. Under the methodology, fair value is calculated as the discounted cash flow savings accruing to the owner for not having to pay the royalty. Key assumptions included expected revenue attributable to the assets, royalty rates, discount rate and estimated asset lives. Customer relationships represent the underlying relationships with certain customers to provide ongoing services and continued product sale opportunities. The Company utilized excess earnings methodology to derive the fair value of the customer relationships. Key assumptions included expected attrition of customer's rates, operating income margins and discount

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

13. Business combinations (Continued)

rate. The Company used a risk-adjusted discount rate of 14.4% in determining the fair value of the intangible assets.

        The goodwill recorded as a result of the Aushon Acquisition represents the strategic benefits of growing the Company's product portfolio and the expected revenue growth from increased market penetration from future products and customers. The goodwill was recorded as an asset (Note 14). None of the goodwill recorded is tax deductible for income tax purposes.

        The Company incurred a total of $0.1 million in transaction costs in connection with the transaction, which were included in selling, general and administrative expense within the consolidated statement of operations for the twelve months ended December 31, 2018.

14. Goodwill and Intangible Assets

        As of December 31, 2018 the carrying amount of goodwill was $1.3 million. The following is a rollforward of our goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2017	$—
Goodwill acquired	1,308

Balance as of December 31, 2018	$1,308

        Intangible assets consist of the following (dollars in thousands):

		December 31, 2018
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted average life remaining
Developed technology	7	$1,650	$(378)	$1,272	6.08
Customer relationships	10	1,250	(208)	1,042	9.08
Tradenames	3	50	(15)	35	2.08

Total		$2,950	$(601)	$2,348

        The Company recorded amortization expense of $0.6 million for the fiscal year ended December 31, 2018. No amortization expense was recognized in the fiscal year ended December 31, 2017 and 2016 as the intangible assets are a result of the purchase of Aushon BioSystems in January 2018. Amortization relating to developed technology is recorded within research and development expense, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of tradenames is recorded within general and administrative expenses.

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

14. Goodwill and Intangible Assets (Continued)

        As of December 31, 2018, the Company expects to record the following amortization expense (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2019	$582
2020	500
2021	403
2022	320
2023	238
2024 and thereafter	305

15. Related party transactions

        As described in Notes 11 and 7, bioMérieux is a customer through its Joint Development and License Agreement and also a holder of the Company's common stock. bioMérieux formerly also had a designee on the Company's Board of Directors. They Company recognized revenue related to the JDLA with bioMérieux of $2.1 million, $1.1 million, and $0.2 million, in the years ended December 31, 2018, 2017, and 2016 respectively, from bioMérieux. They also had no deferred revenue as of December 31, 2018 and had deferred revenue of $2.1 million at December 31, 2017. As described in Note 8, bioMérieux purchased shares of our Series C Preferred Stock totaling $7.0 million in the year ended December 31, 2015.

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

        As described in Note 9, in June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tuft's equity ownership in the Company and because a board member of the Company's Board of Directors was affiliated with Tufts. During the years ended December 31, 2018, 2017, and 2016 the Company recorded royalty expense of $0.7 million, $0.5 million, and $0.3 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2016, the Company recognized $0.4 million as cost of license revenue associated with a payment made to Tufts.

        During the year ended December 31, 2017 Harvard University became a related party. Revenue recorded from sales to Harvard University were less than $0.1 million for each of the years ended December 31, 2018 and December 31, 2017.

        On November 28th, the Company entered into a sponsor agreement with PPH, a 501(c)6 not-for-profit entity of which an executive of the Company is a board member, through December 31, 2018. The agreement commits a maximum of $120,000 in funds and services to be provided to PPH for the term of the agreement. The agreement is terminable by either party and does not bind the

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

15. Related party transactions (Continued)

Company to beyond the term of the agreement. As of the year ended December 31, 2018, the Company had a total contributed amount less than $0.1 million.

16. Restricted Cash

        The Company's restricted cash consists of cash that the Company is contractually obligated to maintain in accordance the terms of the Letter of Credit in the lease agreement. The $1.0 million Letter of Credit drawable by the lessor under specifically outlined conditions within the lease, which are primarily related to rent payments. The amount of the Letter of Credit will be reduced at 41 and 65 months after the commencement date of the lease to $750,000 and then $250,000, respectively.

17. Quarterly Data (Unaudited)

(In thousands, except per share data)

2018	Q1	Q2	Q3	Q4	Total Year
Product revenue	$4,745	$5,200	$5,962	$7,458	$23,365
Service and other revenue	2,507	3,174	3,017	3,419	12,117
Collaboration and license revenue	269	269	1,612	—	2,150

Total revenue	7,521	8,643	10,591	10,877	37,632
Operating expenses:
Cost of product revenue	2,773	2,945	3,277	3,734	12,729
Cost of services and other revenue	1,576	1,725	1,719	1,935	6,955
Research and development	3,644	3,705	4,411	4,045	15,805
Selling, general and administrative	6,691	7,579	8,846	10,577	33,693

Total operating expenses	14,684	15,954	18,253	20,291	69,182

Loss from operations	(7,163)	(7,311)	(7,662)	(9,414)	(31,550)
Interest expense, net	(24)	16	30	24	46
Other (expense) income, net	(15)	(48)	(25)	81	(7)
Tax expense	—	—	—	(25)	(25)

Net loss	$(7,202)	$(7,343)	$(7,657)	$(9,334)	$(31,536)
Reconciliation of net loss to net loss attributable to common stockholders:					—
Net loss	(7,202)	(7,343)	(7,657)	(9,334)	(31,536)

Net loss attributable to common stockholders	(7,202)	(7,343)	(7,657)	(9,334)	(31,536)

Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.34)	$(0.35)	$(0.42)	$(1.43)

Weighted-average common shares outstanding, basic and diluted	21,788,605	21,890,978	22,670,786	22,221,305	21,994,317

Quanterix Corporation

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Data (Unaudited) (Continued)

2017	Q1	Q2	Q3	Q4	Total Year
Product revenue	$3,425	$3,337	$3,293	$4,069	$14,124
Service and other revenue	1,644	1,608	2,172	2,252	7,676
Collaboration and license revenue	269	268	269	268	1,074

Total revenue	5,338	5,213	5,734	6,589	22,874
Operating expenses:
Cost of product revenue	1,834	1,834	1,905	2,169	7,742
Cost of services and other revenue	1,144	1,198	1,264	1,539	5,145
Research and development	4,250	3,903	4,224	3,927	16,304
Selling, general and administrative	4,166	4,747	4,728	6,047	19,688

Total operating expenses	11,394	11,682	12,121	13,682	48,879

Loss from operations	(6,056)	(6,469)	(6,387)	(7,093)	(26,005)
Interest expense, net	(255)	(240)	(240)	(216)	(951)
Other (expense) income, net	(80)	77	13	(73)	(63)
Tax Expense	—	—	—	—	—

Net loss	$(6,391)	$(6,632)	$(6,614)	$(7,382)	$(27,019)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	(6,391)	(6,632)	(6,614)	(7,382)	(27,019)
Accretion of preferred stock to redemption value	(1,090)	(1,099)	(1,112)	(809)	(4,110)
Accrued dividends on preferred stock	(16)	(16)	(16)	(11)	(59)

Net loss attributable to common stockholders	(7,497)	(7,747)	(7,742)	(8,202)	(31,188)

Net loss per share attributable to common stockholders, basic and diluted	$(3.18)	$(3.21)	$(3.13)	$(1.06)	$(8.30)

Weighted-average common shares outstanding, basic and diluted	2,357,503	2,416,984	2,475,166	7,731,514	3,756,954