Form 10-K/A
period 2018-12-31
Quanterix Corp
filed 2019-04-30
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on The Nasdaq Global Market on such date, was approximately $162.8 million.

As of April 1, 2019, the registrant had 22,531,043 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Quanterix Corporation for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019 (the “Original Form 10-K”), is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment. The Original Form 10-K continues to speak as of the date of its filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Form 10-K.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

Our restated certificate of incorporation and our restated bylaws provide that our business is to be managed by or under the direction of our board of directors. Our board of directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our board of directors currently consists of eight members, classified into three classes as follows: (1) Douglas G. Cole, M.D., Marijn Dekkers, Ph.D. and David R. Walt, Ph.D. constitute Class II with a term ending at the 2019 annual meeting; (2) Keith L. Crandell, E. Kevin Hursovsky and Paul M. Meister constitute Class III with a term ending at the 2020 annual meeting; and (3) John M. Connolly and Martin D. Madaus, Ph.D. constitute Class I with a term ending at the 2021 annual meeting.

Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years, as of April 1, 2019.

Name	Age	Position with the Company
Douglas G. Cole, M.D.(2)	58	Director
John M. Connolly(1)(3)	66	Director
Keith L. Crandell(2)	58	Director
Marijn Dekkers, Ph.D.(3)	61	Director
E. Kevin Hrusovsky	57	Chairman, President and Chief Executive Officer
Martin D. Madaus, Ph.D.(1)(3)	59	Director
Paul M. Meister(1)	66	Director
David R. Walt, Ph.D.(2)	66	Director

(1)                                 Member of our audit committee

(2)                                 Member of our compensation committee

(3)                                 Member of our nominating and governance committee

E. Kevin Hrusovsky has been a member of our board of directors and our Chairman since June 2014 and our President and Chief Executive Officer since January 2015. Prior to joining us, Mr. Hrusovsky served as Senior Vice President of PerkinElmer, Inc., a publicly traded company that produces analytical instruments, genetic testing and diagnostic tools, medical imaging components, software, instruments and consumables for multiple end markets, from February 2012 to May 2013 and served as President of the Life Sciences and Technology business unit of PerkinElmer, Inc. from November 2011 to May 2013. From May 2013 through September 2013, he served as a consultant to PerkinElmer. Previously, Mr. Hrusovsky served as Chief Executive Officer and President of Caliper Life Sciences, Inc., a life sciences company that developed and sold lab automation equipment, from July 2003 to November 2011 when it was acquired by PerkinElmer, Inc. Prior to that, he served as Chief Executive Officer and President of Zymark, a company that provided laboratory automation, robotics, and liquid handling solutions, and Director of International Business, Agricultural Chemical Division, and President of the Pharmaceutical Division for FMC Corporation, a publicly traded chemical manufacturing company. He also held several management positions at E.I. DuPont de Nemours, a publicly traded chemical manufacturing company. Mr. Hrusovsky serves on the boards of directors of several private companies, including BioreclamationIVT, LLC, Cellaria, Cell Signaling Technology, Inc., 908 Devices Inc., and Solect Energy Development, LLC, and is the founder of the Powering Precision Health Summit, an executive think tank of researchers, scientists, physicians and innovators focused on the latest research on new biomarkers that have the potential to advance personalized medicine. Mr. Hrusovsky also serves on the Educational Board of the Massachusetts Biotech Council, the Advisory Committee for the Center for Biomedical Engineering at Brown University, the Association for Laboratory Automation, the JALA Editorial Board and the Strategy Committee of Children’s Hospital Boston. He formerly served on the boards of SynapDx Corp., SeraCare, Caliper Life Sciences, Xenogen—XGEN and Alliant Medical Technology. He was selected as the 2013 Entrepreneur of the Year from Ohio State University and holds an Honorary Doctorate degree from Framingham State University for contributions in life sciences and personal medicine. Mr. Hrusovsky has a B.S. in mechanical engineering from Ohio State University and an M.B.A. from Ohio University. Our board of directors has concluded that Mr. Hrusovsky possesses specific attributes that qualify him to serve as a member of our board of directors, including the perspective and experience he brings as our

President and Chief Executive Officer, which provides our board with historic knowledge, operational expertise and continuity.

Douglas G. Cole, M.D. has served as a member of our board of directors since June 2007. Dr. Cole is a managing partner of venture firm Flagship Pioneering, where he has focused on life science investments since 2001. He currently serves on the board of directors of Denali Therapeutics, Inc., a public biopharmaceutical company. He also serves on the boards of directors of several private biopharmaceutical and diagnostics companies, including Foghorn Therapeutics, Inc., Sigilon, Inc. and Torque Therapeutics, Inc. In the past five years, Dr. Cole has served on the boards of the following public biopharmaceutical companies: Agios Pharmaceuticals, Inc., Concert Pharmaceuticals, Inc., Editas Medicine, Inc., Receptos, Inc. (which was acquired by Celgene, Inc.), Syros Pharmaceuticals Inc. and Tetraphase Pharmaceuticals, Inc., and of the following private biopharmaceutical companies: Avedro, Inc. (which became a public company after Mr. Cole stepped down from the board of directors), Moderna Therapeutics (which became a public company after Mr. Cole stepped down from the board of directors), Resolvyx Pharmaceuticals, Inc., Selecta Biosciences, Inc. (which became a public company after Mr. Cole stepped down from the board of directors), and Seventh Sense Biosystems, Inc. Dr. Cole has a B.A. in English from Dartmouth College and an M.D. from the University of Pennsylvania School of Medicine. Before joining Flagship Pioneering, Dr. Cole was an instructor in neurology at Harvard Medical School, an assistant in neurology at Massachusetts General Hospital, a medical director at Cytotherapeutics in Providence, RI and a program executive at Vertex Pharmaceuticals, Inc. in Cambridge, MA. Our board of directors has concluded that Dr. Cole possesses specific attributes that qualify him to serve as a member of our board of directors, including his substantial experience as an investor in emerging biopharmaceutical and life sciences companies as well as his experience serving on the board of directors for several biopharmaceutical companies.

John M. Connolly has served as a member of our board of directors since December 2012. Since December 2015, Mr. Connolly has served as a senior advisor for Bain Capital Ventures, a venture capital firm he joined in 2009. Mr. Connolly was previously a managing director at Bain Capital Ventures from September 2009 to January 2015. Mr. Connolly also served as Interim Chief Executive Officer of Education Holdings 1, Inc. from May 2012 to September 2012, Interim President and Chief Executive Officer of The Princeton Review from March 2011 to April 2012, Chairman of the board of directors of EDGAR Online, Inc. from March 2011 to August 2012 and Interim President and Chief Executive Officer of EDGAR Online, Inc. from September 2010 to March 2011. Prior to that, Mr. Connolly served as President and Chief Executive Officer of M|C Communications, Inc., a leading provider of continuing medical education in the United States, from March 2007 to July 2009, and as Chairman of the board of directors of M|C Communications, Inc. from August 2009 to August 2010. Prior to that, from March 2004 to March 2007, Mr. Connolly served as President and Chief Executive Officer of Institutional Stockholder Services Inc., which provides proxy voting, corporate governance, compliance, and risk management solutions. Education Holdings 1, Inc. filed a voluntary chapter 11 bankruptcy petition in January 2013. Mr. Connolly has a B.A. from St. Norbert College and an Executive Education Degree from the Executive Education Program at INSEAD which is located in Fontainebleau, France. Our board of directors has concluded that Mr. Connolly possesses specific attributes that qualify him to serve as a member of our board of directors, including his substantial experience as an investor in emerging companies as well as his significant managerial and corporate governance experience.

Keith L. Crandell has served as a member of our board of directors since June 2007. Since July 1994, Mr. Crandell has served as a managing director of ARCH Venture Partners, a venture capital firm focused on early-stage technology companies. He serves on the board of directors of Adesto Technologies Corporation, a publicly traded provider of application-specific and ultra-low power non-volatile memory products, and of Twist Bioscience Corporation, a publicly traded synthetic biology company. He is also a director of several private companies and he also serves as a director of the Illinois Venture Capital Association. Mr. Crandell has a B.S. degree in chemistry and mathematics from St. Lawrence University, an M.S. degree in chemistry from the University of Texas at Arlington and an M.B.A. from the University of Chicago. Our board of directors has concluded that Mr. Crandell possesses specific attributes that qualify him to serve as a member of our board of directors, including his financial expertise and his substantial experience as an investor in emerging companies.

Marijn Dekkers, Ph.D. has served as a member of our board of directors since March 2017. He is the founder and Chairman of Novalis LifeSciences LLC, an investment and advisory firm for the life science industry. Since April 2016, he has served as Chairman of the board of directors of Unilever. From 2010 to 2016, Dr. Dekkers was Chief Executive Officer of Bayer AG in Leverkusen, Germany. From 2000 to 2002, he was the Chief Operating Officer at Thermo Electron Corporation (later renamed Thermo Fisher Scientific Inc.). In 2002, he became Thermo Fisher’s President and Chief Executive Officer, where he served until 2009. Dr. Dekkers began his career in 1985 as a research scientist at General Electric Company.

He holds a degree in chemistry from Radboud University in Nijmegen, the Netherlands, and a Ph.D. in chemical engineering from the University of Eindhoven. Our board of directors has concluded that Dr. Dekkers possesses specific attributes that qualify him to serve as a member of our board of directors, including his substantial experience leading commercial stage healthcare companies and his significant corporate governance experience.

Martin D. Madaus, Ph.D. has served as a member of our board of directors since November 2010. Dr. Madaus previously served as our Executive Chairman from November 2010 to June 2014, as our Chief Executive Officer from October 2011 to July 2012 and as our President from June 2011 to July 2012. Since February 2019, he has served as Operating Executive to The Carlyle Group, a multinational private equity, alternative asset management and financial services corporation.  From June 2014 to February 2019, Dr. Madaus served as Chairman and Chief Executive Officer at Ortho-Clinical Diagnostics, Inc., a diagnostics company that makes products and diagnostic equipment for blood testing. Previously, Dr. Madaus was the Chairman, President and Chief Executive Officer of Millipore Corporation (MIL), a life sciences company serving the bioscience research and biopharmaceutical manufacturing industry, from January 2005 to July 2010, when Millipore was acquired by Merck KGaA. From July 2009 to May 2015, Dr. Madaus served as a member of the board of directors of Mettler Toledo International, a manufacturer of scales and analytical instruments. Dr. Madaus received a Doctor of Veterinary Medicine from the University of Munich in Germany and a Ph.D. in Veterinary Medicine from the Veterinary School of Hanover in Germany. Dr. Madaus has extensive public and private company board experience and our board of directors has concluded that Dr. Madaus possesses specific attributes that qualify him to serve as a member of our board of directors, including his substantial knowledge of and managerial experience in the diagnostics industry.

Paul M. Meister has served as a member of our board of directors since September 2013. Mr. Meister is Co-Founder, and since 2008, Chief Executive Officer, of Liberty Lane Partners, LLC, a private investment company with diverse investments in healthcare, technology and distribution-related industries, and is Vice Chairman and Co-Founder of Perspecta Trust, a New Hampshire-based trust company. Mr. Meister served as President of MacAndrews & Forbes from 2014 to 2018. Mr. Meister also served as Executive Vice Chairman of Revlon, Inc., a leading beauty products company, on an interim basis from January 2018 to November 2018, when the Chief Executive Officer of Revlon, Inc. resigned. Mr. Meister previously served as Chairman and Chief Executive Officer of inVentiv Health (now known as Syneos Health, Inc.), a provider of commercial, consulting and clinical research services to the pharmaceutical and biotech industries, from 2010 to 2015. Mr. Meister was Chairman of Thermo Fisher Scientific, Inc., a scientific instruments equipment and supplies company, from November 2006 to April 2007. He was previously Vice Chairman of Fisher Scientific International, Inc., a predecessor of Thermo Fisher Scientific, Inc., from 2001 to 2006, and Chief Financial Officer of Fisher Scientific International, Inc. from 1991 to 2001. Prior to joining Fisher Scientific International, Inc., Mr. Meister held executive positions with the Henley Group, Wheelabrator Technologies and Abex, Inc. Mr. Meister has served as a director of Scientific Games Corporation, which provides customized, end-to-end solutions to the gaming industry, since 2012. He also previously served as a director of LKQ Corporation, a distributor of vehicle products, from 1999 to 2018, and vTv Therapeutics, Inc., a clinical-stage biopharmaceutical company, from 2015 to 2018 and Revlon, Inc. from 2016 to 2019. Mr. Meister is Co-Chair of the University of Michigan’s Life Sciences Institute External Advisory Board and Chair of the Provost’s Advisory Committee. Mr. Meister has an M.B.A. from Northwestern University and a B.A. from the University of Michigan. Our board of directors has concluded that Mr. Meister possesses specific attributes that qualify him to serve as a member of our board of directors, including his financial and investment expertise and his extensive knowledge of the life sciences industry.

David R. Walt, Ph.D. has served as a member of our board of directors since April 2007. Dr. Walt was our founding scientist and serves as chairman of our scientific advisory board. Dr. Walt currently serves as Hansjörg Wyss Professor of Biologically Inspired Engineering and Professor of Pathology at Harvard Medical School in the Department of Pathology at the Brigham and Women’s Hospital and is a core faculty member of the Wyss Institute for Biologically Inspired Engineering. He is also a Howard Hughes Medical Institute Professor. He previously served as University Professor, Professor of Chemistry, Professor of Biomedical Engineering, Professor of Genetics, Professor of Neuroscience, Professor of Cell and Molecular Biology, and Professor of Oral Medicine at Tufts University, from 1981-2017. Dr. Walt was also the founding scientist of Illumina, Inc. and served as a member of the board of its directors from 1998-2016. He served on the board of directors of Cerulean Pharma Inc. (which was acquired by Daré Bioscience, Inc.) from August 2016 to July 2017. Dr. Walt was also a founder and currently serves as a member of the board of directors of Ultivue, Inc., Arbor Biotechnologies, Inc. and Sherlock Biosciences, Inc. and serves as a member of the board of directors of Exicure, Inc. He has received numerous national and international awards and honors for his fundamental and applied work in the field of optical sensors, microwell arrays and single molecule detection. He is a member of the U.S. National Academy of Engineering, U.S. National Academy of Medicine, American Academy of Arts and Sciences, a fellow of the American Institute for Medical and Biological Engineering, a fellow of the National Academy of Inventors, and a fellow of the American Association for the Advancement of Science. Dr. Walt has a B.S. in Chemistry from the University of Michigan and a Ph.D. in Chemical Biology from Stony Brook University. Our board of directors has concluded that Dr. Walt possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience in developing life sciences companies and his expertise in chemistry, diagnostics technologies and biomedical engineering.

Audit Committee of the Board of Directors

Our audit committee met four times and acted by written consent on one occasion during the fiscal year ended December 31, 2018. This committee currently has three members, Paul M. Meister (Chairman), John M. Connolly and Martin Madaus, Ph.D. Our audit committee’s role and responsibilities are set forth in the audit committee’s written charter and include:

•                  selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;

•                  ensuring the independence of the independent registered public accounting firm;

•                  discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year-end operating results;

•                  establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

•                  considering the effectiveness of our internal controls and, if any, our internal audit function;

•                  reviewing material related-party transactions or those that require disclosure; and

•                  approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

Except as noted below, all members of the audit committee satisfy the current independence standards promulgated by the SEC, and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. Our board of directors has determined that Paul M. Meister is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

A copy of the audit committee’s written charter is publicly available on our website at www.quanterix.com.

Procedures by which Stockholders May Nominate Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors, as of April 1, 2019. We have entered into agreements with our executive officers, and all of them are at-will employees.

Name	Age	Position(s) with the Company
Amol Chaubal	43	Chief Financial Officer
David C. Duffy, Ph.D.	47	Senior Vice President, Research & Development and Chief Technology Officer
Dawn R. Mattoon, Ph.D.	46	Senior Vice President, Research Products
Mark T. Roskey, Ph.D.	59	Senior Vice President, Commercial and Accelerator
Jackson Streeter, M.D.	57	Senior Vice President, Corporate Development and Strategy

Amol Chaubal has been our Chief Financial Officer since April 2019. Prior to joining us, Mr. Chaubal served as the Chief Financial Officer of Global Operations at Smith & Newphew plc, a global medical technology company, from October 2017 to April 2019. Prior to his time at Smith & Nephew plc, he served as Corporate Vice President and Head of Finance for the Clinical Research Services business segment at PAREXEL International Corporation from June 2015 to October 2017. Between May 2013 and May 2015, Mr. Chaubal served as CFO North America and later Regional Chief Operating Officer at Brookfield Renewable Energy Group, which is part of Brookfield Asset Management Inc. Prior to joining Brookfield, Mr. Chaubal was CFO North America at Novartis AG, where he spent 11 years in positions of increasing responsibility across Switzerland, Canada, and the United States. He has an M.B.A. (with distinction) from INSEAD (France). He began his career at Procter & Gamble Company after completing Masters degree in Chemical Engineering from the Indian Institute of Technology, Mumbai.

David C. Duffy, Ph.D. is Senior Vice President, Research & Development, and has been our Chief Technology Officer since March 2013. Prior to this role, Dr. Duffy served as our Vice President, Research from November 2011 to February 2013, and Senior Director, Platform Research from July 2007 to October 2011. Prior to joining us, Dr. Duffy served as Director, Pharmacomer Technology at Surface Logix, Inc., a biomedical development company. Prior to that, Dr. Duffy was a Senior Scientist at Gamera Bioscience Corporation, a developer of automated biotechnology test equipment, from December 1998 to January 2000. Previously, Dr. Duffy was a postdoctoral research fellow in the Department of Chemistry and Chemical Biology at Harvard University. He was the first Sir Alan Wilson Research Fellow of Emmanuel College, University of Cambridge. Dr. Duffy has a Ph.D. in physical chemistry from the Department of Chemistry at the University of Cambridge, and B.A. and M.A. degrees in Natural Sciences from the University of Cambridge.

Dawn R. Mattoon, Ph.D., has been our Senior Vice President, Research Products since March 2019 and served as Senior Vice President of Strategic Marketing and Assay Technologies from February 2018 to March 2019. Dr. Mattoon completed both her Ph.D. and postdoctoral work at Yale University, studying tyrosine kinase signaling pathways. Following her postdoctoral fellowship in 2004, she joined Invitrogen, where she was recognized as one of the company’s best new scientists in 2005. Dr. Mattoon went on to serve in a variety of leadership roles in R&D, Program & Portfolio Management, Strategy, and General Management as Invitrogen evolved to become Life Technologies with the acquisition of Applied Biosystems in 2008, and was subsequently acquired by Thermo Fisher in 2013. Until her departure from Thermo Fisher in 2014, Dr. Mattoon also served on global leadership teams focused on mentoring and developing female leaders. Dr. Mattoon served as the Vice President for Product Development at Cell Signaling Technologies, a leading antibody provider, from July 2014 to February 2018, when she transitioned to her current role with Quanterix.

Mark T. Roskey, Ph.D., has been our Senior Vice President, Commercial and Accelerator since March 2019 and served as Senior Vice President and General Manager of Applications and Reagents from September 2014 to March 2019. Prior to joining us, Dr. Roskey served as Vice President and General Manager of the America’s Sales and Service organization in PerkinElmer’s Life Science and Technologies Division from December 2011 to September 2014. PerkinElmer is a global life science company. Prior to PerkinElmer, Dr. Roskey served as Senior Vice President of Biology Research and Development at Caliper Life Sciences, Inc. from March 2009 to November 2011, when it was acquired by PerkinElmer. At Caliper Life Sciences, Inc., Dr. Roskey served as Senior Vice President of Applied Biology Research from 2008 to 2011 and Vice President of Worldwide Marketing from July 2003 to 2008. Prior to that, Dr. Roskey served as Vice President of Worldwide Marketing for Zymark Corporation, a laboratory automation company, from December 2001 to August 2003 when it was acquired by Caliper Life Sciences, Inc. Prior to that, Dr. Roskey served as Director of Marketing at Applied Biosystems, Inc. Dr. Roskey completed a postdoctoral fellowship in molecular immunobiology at the Harvard Medical School and has a Ph.D. in microbiology from the University of Notre Dame and a B.S. in biology from Framingham State University.

Jackson Streeter M.D. has been our Senior Vice President, Corporate Development and Strategy, since November 2018. From March 2016 to November 2018, Dr. Streeter was the CEO and Executive Director of the Florida Technology Seed Capital Fund, a seed stage venture fund investing in companies commercializing technologies developed from State of Florida universities, colleges or research institutes. Since inception, the fund has created over 50 companies with private investment matching Florida state funding at a 9:1 ratio. From January 2010 to March 2016, Dr. Streeter served as the CEO and Chief Medical Officer of Banyan Biomarkers. During his time the company received over $110M in contracts and grants with the NIH and Department of Defense and raised $20M in private capital for the development of a first ever blood test for traumatic brain injury which received FDA clearance in February 2018. Prior to serving as CEO of Banyan Biomarkers, Dr. Streeter founded and served as CEO for PhotoThera, Inc. where he raised over $120M in private capital and was responsible for the design and management of five U.S. and international clinical trials for the treatment of stroke. He was also the co-founder of American Veterinary Laser which was acquired in a private transaction. Dr. Streeter is the inventor of over twenty patents and author on multiple scientific publications. Dr. Streeter has served on the following boards and executive committees: Florida Research Consortium, Governor’s Life Science Task Force for the State of Florida, FBI counter terrorism south east working group, Walter H. Coulter Center Committee at the University of Miami, Department of Defense Grey Team in Afghanistan, Sid Martin Biotechnology Incubator advisory board and the Gainesville Chamber of Commerce Board of Directors. Dr. Streeter served as an Officer in the U.S. Navy, completing a general surgery internship at Naval Regional Medical Center Portsmouth, Virginia and then primary Flight School at Naval Air Station Pensacola, Florida. During his military service, he was the first Naval Flight Surgeon selected as a TOPGUN staff instructor, served on several overseas deployments and was awarded the Navy Achievement Medal and the Navy Commendation Medal. He earned his B.S. degree in Biology from the University of Nevada Reno and his M.D. from the University Of Nevada School Of Medicine.

Corporate Code of Conduct and Ethics

We have adopted a corporate code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.quanterix.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 113 Hartwell Avenue, Lexington, MA 02421. Disclosure regarding any amendments to, or waivers from, provisions of the code that apply to our directors, principal executive officer or principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and directors, and persons who beneficially own 10% or greater of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% or greater stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and officers regarding their filing obligations, all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2018 and December 31, 2017, to our Chief Executive Officer and President and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2018 and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
E. Kevin Hrusovsky	2018	497,857	609,377	4,440,000	—	346	5,547,580
Chairman, President and Chief Executive Officer	2017	426,978	276,682		1,430,000	—	2,133,660
Dawn R. Mattoon, Ph.D.(4)	2018	239,077	133,986	368,042	558,215	3,102	1,302,422
Senior Vice President, Research Products
Jackson Streeter, M.D.(5)	2018	41,538	20,769	464,442	409,357	1,246	937,352
Senior Vice President, Corporate Development and Strategy

(1)                                 Amounts for 2018 represent cash bonuses earned for the 12-month period from January 1, 2018 to December 31, 2018, and exclude payments made in 2018 for 2017 bonuses. Amounts for 2017 represent cash bonuses earned for the 12-month period from January 1, 2017 to December 31, 2017, and exclude payments made in 2017 for 2016 bonuses.

(2)                                 These amounts represent the aggregate grant date fair value for restricted stock unit awards (RSUs) and option awards granted during our fiscal year ended December 31, 2018, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value for the option awards may be found in Note 2 to our consolidated financial statements for the year ended December 31, 2018.

(3)                                 Amounts represent the dollar value of matching contributions to the qualified 401(k) plan.

(4)                                 Dr. Mattoon joined Quanterix on February 23, 2018.

(5)                                 Dr. Streeter joined Quanterix on November 12, 2018.

Narrative Disclosure to Summary Compensation Table

E. Kevin Hrusovsky

We entered into an agreement with Mr. Hrusovsky with respect to his service as President and Chief Executive Officer on January 1, 2015. Under the terms of the agreement, Mr. Hrusovsky received a one-time signing bonus of $250,000 and was entitled to an initial annual base salary of $400,000. His current base salary is $536,000. Under the agreement, Mr. Hrusovsky is eligible to receive an annual bonus of up to 85% of his base salary based on the compensation committee’s assessment of his and the Company’s performance against goals established by the committee. For 2018, our compensation committee awarded Mr. Hrusovsky a discretionary bonus of $609,377.  In connection with his employment, in February 2015 Mr. Hrusovsky was granted 781,060 shares of restricted stock. The shares underlying this grant vest, subject to continued service, as follows: (1) with respect to 168,246 of the shares, 25% of the shares vested on July 1, 2015, with the remainder vesting over the next three years in equal monthly installments on the first day of each succeeding calendar month thereafter, (2) with respect to 549,113 of the shares, 25% of the shares vested on September 1, 2015, with the remainder vesting over the next three years in equal monthly installments on the first day of each succeeding calendar month thereafter and (3) 63,701 shares vest based upon the achievement of certain milestones.

Pursuant to the agreement, Mr. Hrusovsky is entitled to continuation of his then-current base salary and health insurance benefits for six months in the event we terminate his employment without Cause, as defined in the agreement, or Mr. Hrusovsky terminates his employment with us for Good Reason, as defined in the agreement, subject to Mr. Hrusovsky’s execution of a release satisfactory to us following such termination. If such termination occurs within 12 months of the sale of the Company, he is entitled to continuation of his then-current base salary and health insurance benefits for 12 months. If we terminate his employment without Cause, his employment terminates due to his death or disability or he terminates his employment with us for Good Reason within three months prior to the end of a year, he is entitled to a pro rata portion of his bonus. In addition, Mr. Hrusovsky has entered into an employee non-competition, non-solicitation, confidentiality and assignment agreement pursuant to which he has agreed (1) not to engage in any competitive business for six months following his termination of employment with us (12 months if the termination is within 12 months of the sale of the Company), (2) not to solicit our employees, customers or suppliers for six months following his termination of employment with us (12 months if the termination is within 12 months of the sale of the Company) and (3) to assign any inventions conceived or developed during the course of his employment with us.

Dawn R. Mattoon, Ph.D.

We entered into an agreement with Dr. Mattoon with respect to her service as Senior Vice President, Strategic Marketing & Assay Operations on February 1, 2018. In March 2019, her title was changed to Senior Vice President, Research Products.  Under the terms of the agreement, Dr. Mattoon was entitled to an initial annual base salary of $280,000. Her current base salary is $320,000. Dr. Mattoon is also eligible to receive an annual bonus of up to 40% of her then-current base salary based on her performance and our business conditions in the sole discretion of our board of directors. Pursuant to the agreement, Dr. Mattoon was granted an option to purchase up to 40,000 shares of our common stock at an exercise price of $22.12 per share, which was the fair market value on the date she began her employment with us (February 23, 2028). She was also granted 10,000 RSUs. The option and RSUs vested as to 25% of the shares on February 23, 2019, with the remainder vesting over the subsequent three years in equal monthly installments. In addition, Dr. Mattoon has entered into an employee non-solicitation, confidentiality and assignment agreement pursuant to which she has agreed (1) not to solicit our employees, customers or suppliers for one year following voluntary termination of her employment and (2) to assign any inventions conceived or developed during the course of her employment with us.

Jackson Streeter, M.D.

We entered into an agreement with Dr. Streeter with respect to his service as Senior Vice President, Corporate Development and Strategy on October 22, 2018. Under the terms of the agreement, Dr. Streeter was entitled to an initial annual base salary of $300,000. Dr. Streeter is also eligible to receive an annual bonus of up to 50% of his then-current base salary based on his performance and our business conditions in the sole discretion of our board of directors. Pursuant to the agreement, Dr. Streeter was granted an option to purchase up to 66,143 shares of our common stock at an exercise price of $16.33 per share, which was the fair market value on the date he began his employment with us (November 12, 2018). He was also granted 28,441 RSUs. The option and RSUs will vest as to 25% of the shares on November 12, 2019, with the remainder vesting over the subsequent three years in equal monthly installments. In addition, Dr. Streeter has entered into an employee non-competition, non-solicitation, confidentiality and assignment agreement pursuant to which he has agreed (1) not to engage in any business with certain competitors for one year following his voluntary termination of employment with us, (2) not to solicit our employees, customers or suppliers for one year following voluntary termination of his employment and (3) to assign any inventions conceived or developed during the course of his employment with us.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2018, including both awards subject to performance conditions and non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

	Option Awards(1)						Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
E. Kevin Hrusovsky	—		—		—	—	—		—	39,815	(3)	$729,013
Chairman, President	142,594	(4)	168,544	(4)	$8.16	3/31/2027	—		—	—		—
and Chief Executive	—		—		—	—	225,000	(5)	$4,119,750	—		—
Officer

Dawn R. Mattoon, Ph.D.	—		40,000	(6)	$22.12	2/23/2028	—		—	—		—
Senior Vice President,	—		—		—	—	10,000	(6)	$183,100
Research Products	—		26,181	(7)	$19.12	5/10/2028	—		—	—		—
	—		—		—	—	7,680	(7)	$140,621	—		—

Jackson Streeter, M.D.	—		66,143	(8)	$16.33	11/12/2028	—		—	—		—
Senior Vice President,	—		—		—	—	28,441	(8)	$520,755	—		—
Corporate Development
and Strategy

(1)                                 Each of the outstanding equity awards in the table above was granted pursuant to our 2007 Stock Option and Grant Plan, as amended, or our 2017 Employee, Director and Consultant Equity Incentive Plan.

(2)                                 The market value of the stock awards is determined by multiplying the number of shares by $18.31, the closing price of our common stock on the Nasdaq Global Market on December 31, 2018, the last day of our fiscal year.

(3)                                 On February 13, 2015, Mr. Hrusovsky was granted 781,060 shares of restricted stock in connection with his appointment as our President and Chief Executive Officer. The shares underlying this grant vest, subject to continued service, as follows: (i) with respect to 168,246 of the shares, 25% of the shares vested on July 1, 2015, with the remainder vesting over the next three years in equal monthly installments on the first day of each succeeding calendar month thereafter, (ii) with respect to 549,113 of the shares, 25% of the shares vested on September 1, 2015, with the remainder vesting over the next three years in equal monthly installments on the first day of each succeeding calendar month thereafter and (iii) 63,701 shares vest based upon the achievement of certain milestones. Upon the sale of the Company, the vesting is accelerated such that no more than 25% of the shares shall remain unvested. If Mr. Hrusovsky is terminated without Cause (as defined in his employment agreement) or he terminates his service for Good Reason (as defined in his employment agreement) within 12 months following a sale of the Company, all of the unvested shares will become vested.

(4)                                 Represents an option to purchase shares of our common stock granted on March 31, 2017. The shares underlying this option vest, subject to continued service, as follows: 25% of the shares vested on March 31, 2018, with the remainder vesting over the next three years in equal monthly installments on the last day of each succeeding calendar month thereafter.

(5)                                 On August 7, 2018, Mr. Hrusovsky was granted 300,000 RSUs. The RSUs vest upon continued service and vested as to 50,000 shares on August 31, 2018, and vest with respect to 6,250 shares at the end of each month thereafter for 40 months.

(6)                                 On February 23, 2018, Dr. Mattoon was granted (i) an option to purchase 40,000 shares of our common stock and (ii) 10,000 RSUs. The shares underlying the option and RSUs vest, subject to continued service, as follows: 25% of the shares vested on February 23, 2019, with the remainder vesting over the next three years in equal monthly installments on the last day of each calendar month thereafter.

(7)                                 On May 10, 2018, Dr. Mattoon was granted (i) an option to purchase 26,181 shares of our common stock and (ii) 7,680 RSUs. The shares underlying the option and RSUs vest, subject to continued service, as follows: 25% of the shares vested on May 10, 2019, with the remainder vesting over the next three years in equal monthly installments on the last day of each calendar month thereafter.

(8)                                 On November 12, 2018, Dr. Streeter was granted (i) an option to purchase 66,143 shares of our common stock and (ii) 28,441 RSUs. The shares underlying the option and RSUs vest, subject to continued service, as follows: 25% of the shares vested on November 12, 2019, with the remainder vesting over the next three years in equal monthly installments on the last day of each calendar month thereafter.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2018 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Douglas G. Cole, M.D.	41,000	33,596	40,062	—	114,658
John M. Connolly	40,000	33,596	40,062	—	113,658
Keith L. Crandell	54,500	33,596	40,062	—	128,158
Marijn Dekkers, Ph.D.	45,000	33,596	40,062	—	118,658
Martin D. Madaus, Ph.D.	57,500	33,596	40,062	—	131,158
Paul M. Meister	55,000	33,596	40,062	—	128,658
David R. Walt, Ph.D.	41,000	33,596	40,062	—	114,658

(1)               These amounts represent the aggregate grant date fair value for RSUs and option awards granted to each director in the fiscal year ended December 31, 2018, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value for the option awards may be found in Note 2 to our consolidated financial statements for the year ended December 31, 2018. The following table shows the aggregate number of stock options held by each of our non-employee directors as of December 31, 2018.

Name	Aggregate Number of Shares Subject to Stock Options
Douglas G. Cole, M.D.	7,900
John M. Connolly	7,900
Keith L. Crandell	7,900
Marijn Dekkers, Ph.D.	39,013
Martin D. Madaus, Ph.D.	94,071
Paul M. Meister	31,235
David R. Walt, Ph.D.	7,900

Our current non-employee director compensation policy provides for the annual payment of: $35,000 to each of our nonemployee directors, or $55,000 in the case of the chair; $7,500 to each member of our audit committee, or $20,000 in the case of the chair; $6,000 to each member of our compensation committee, or $12,000 in the case of the chair; and $5,000 to each member of our nominating and governance committee, or $10,000 in the case of the chair; in each case quarterly in arrears. Each non-employee director may elect to receive this annual payment in the form of common stock in lieu of cash.

Our current non-employee director compensation policy also provides that each non-employee director be granted, on the first trading day of each fiscal year, (1) a non-qualified stock option exercisable for 7,900 shares of common stock and (2) 2,270 restricted stock units (each restricted stock unit relating to one share of common stock). The annual stock options and restricted stock units vest in full on December 31 of the year in which such awards were granted, provided that the non-employee director is a director of the Company on the applicable vesting date.

In addition, each new non-employee director receives under the policy (1) a non-qualified stock option grant exercisable for 15,800 shares of common stock and (2) 4,540 restricted stock units (each restricted stock unit relating to one share of common stock) upon his or her initial election or appointment. The initial stock options vest over three years from the date of grant, with one third vesting on the first anniversary of the applicable grant date and the remainder vesting over the following two years in 24 successive equal monthly installments at the end of each month until the third anniversary of such grant date, provided that the non-employee director is a director of the Company on the applicable vesting date. The restricted stock units granted to each new non-employee director vest over a three-year period, with one third vesting on each of the first, second, and third anniversaries of the applicable grant date, provided that the non-employee director is a director of the Company on the applicable vesting date.

We reimburse in full each non-employee director for all reasonable out-of-pocket expenses incurred in attending each meeting of our board of directors or its committees. Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors are also entitled to the protection provided by their indemnification agreements, and the indemnification provisions in our restated certificate of incorporation and restated by-laws.

Compensation Committee Interlocks and Insider Participation

Our compensation committee has three members, Keith L. Crandell (Chairman), Douglas G. Cole, M.D. and David R. Walt, Ph.D. None of the members of our compensation committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, please see “Certain Relationships and Related Person Transactions.”

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 1, 2019 for (a) the executive officers named in the Summary Compensation Table on page 7 of this Amendment, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 1, 2019 pursuant to the exercise of options, warrants or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 22,531,043 shares of common stock outstanding on April 1, 2019.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number	Percent
Principal Stockholders
ARCH Venture Partners and affiliated funds(1) 8755 West Higgins Avenue, Suite 1025 Chicago, IL 60631	3,949,684	17.5%
Bain Capital Ventures Entities(2) 200 Clarendon Street Boston, MA 02116	2,136,085	9.5%
bioMérieux SA(3) 376 Chemin de l’Orme, 69280 Marcy l’Étoile, France	2,055,632	9.1%
Flagship Ventures Fund 2004, L.P.(4) 55 Cambridge Parkway, Suite 800E Cambridge, MA 02142	2,030,495	9.0%
Directors and Named Executive Officers
E. Kevin Hrusovsky(5)	1,135,232	5.0%
Douglas G. Cole, M.D.(6)	10,170	*
John M. Connolly(7)	12,870	*
Keith L. Crandell(8)	3,960,356	17.6%
Marijn Dekkers, Ph.D.(9)	137,916	*
Martin Madaus, Ph.D.(10)	322,028	1.4%
Paul M. Meister(11)	34,092	*
David Walt, Ph.D.(12)	1,225,670	5.4%
Dawn R. Mattoon, Ph.D.(13)	24,798	*
Jackson Streeter, M.D.	—	—
All directors and current executive officers as a group (13 persons)(14)	7,153,495	31.8%

*                                         Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)                                 Based on a Schedule 13G/A filed by ARCH Venture Fund VI, L.P. (“ARCH Venture Fund VI”); ARCH Venture Fund VIII Overage, L.P. (“AVF VIII Overage”); ARCH Venture Partners VI, L.P. (“AVP VI LP”); ARCH Venture Partners VI, LLC (“AVP VI LLC”); ARCH Venture Partners VIII, LLC (“AVP VIII LLC”); and Keith Crandell (“Crandell”), Clinton Bybee (“Bybee”) and Robert Nelsen (“Nelsen”) (collectively, the “Managing Directors” and individually, each a “Managing Director”) with the SEC on February 14, 2019, which reported ownership as of December 31, 2018. ARCH Venture Fund VI is the record owner of 2,412,000 shares of common stock, which includes 10,333 shares of common stock issuable upon the exercise of warrants (the “ARCH VI Shares”) and AVF

VIII Overage is the record holder of 1,537,684 shares of common stock (the “ARCH Overage Shares”; combined with ARCH VI Shares, the “Arch Shares”) as of December 31, 2018. AVP VI LP, as the sole general partner of ARCH Venture Fund VI, may be deemed to beneficially own the AVF VI Shares. AVP VI LLC, as the sole general partner of AVP VI LP, may be deemed to beneficially own the AVF VI Shares. AVP VIII LLC, as the sole general partner of AVF VIII Overage, may be deemed beneficially own the ARCH Overage Shares. As managing directors of AVP VI LLC and AVP VIII LLC, each Managing Director may also be deemed to share the power to direct the disposition and vote of the ARCH Shares. The Managing Directors disclaim beneficial ownership of the ARCH Shares, except to the extent of any pecuniary interest therein.

(2)                                 Based on a Schedule 13G filed by (1) Bain Capital Venture Fund 2005, L.P. (“Fund 2005”), (2) BCIP Associates III, LLC (“BCIP III”), and (3) BCIP Associates III-B, LLC (“BCIP III-B” and together with Fund 2005 and BCIP III, the “Bain Capital Entities”) with the SEC on February 14, 2018, which reported ownership as of December 31, 2017. Bain Capital Venture Investors, LLC, a Delaware limited liability company (“BCVI”), is the general partner of Bain Capital Venture Partners 2005, L.P. (“BCVP”), which is the general partner of Fund 2005. Boylston Coinvestors, LLC (“Boylston”), is the managing partner of (i) BCIP Associates III (“BCIPA III”), which is the manager of BCIP III, and (ii) BCIP Associates III-B (“BCIPA III-B”), which is the manager of BCIP III-B. The governance, investment strategy and decision-making process with respect to the investments held by all of the Bain Capital Entities is directed by the Executive Committee of BCVI, which consists of Michael A. Krupka and Ajay Agarwal. As a result, BCVI and Messrs. Krupka and Agarwal may be deemed to share voting and dispositive power with respect to all of the shares of common stock held by all of the Reporting Persons. As of December 31, 2017, Fund 2005 held 1,865,010 shares of common stock, which includes 8,931 shares of common stock issuable upon the exercise of warrants, BCIP III held 265,727 shares of common stock, which includes and 1,272 shares of common stock issuable upon the exercise of warrants, and BCIP III-B held 5,348 shares of common stock, which includes 25 shares of common stock issuable upon the exercise of warrants. As a result of the foregoing, the Bain Capital Entities may collectively be deemed to beneficially own in the aggregate 2,136,085 shares of common stock.

(3)                                 Based on a Schedule 13G filed by bioMérieux SA (“bioMérieux”) with the SEC on February 14, 2018, which reported ownership as of December 31, 2017. The board of directors of bioMérieux consists of Jean-Luc Belingard, Alexandre Mérieux, Alain Mérieux, Marie-Hélène Habert, Michele Palladino, Philippe Gillet, Agnès Lemarchand, Philippe Archinard, and Harold Boël, who have shared investment and voting control with respect to the shares held by bioMérieux and may exercise such control only with the support of the majority of the members of the board of directors of bioMérieux. No individual member of the board of directors of bioMérieux is deemed to hold any beneficial ownership or reportable pecuniary interest in the shares held by bioMérieux.

(4)                                 Based on a Schedule 13G filed by Flagship Ventures Fund 2004, L.P. (“Fund 2004”), Flagship Ventures General Partner LLC (“Fund 2004 GP”), Noubar B. Afeyan, Ph.D. (“Dr. Afeyan”), and Edwin M. Kania, Jr. (“Mr. Kania”) with the SEC on February 14, 2018, which reported ownership as of December 31, 2017. As the general partner of Fund 2004, Fund 2004 GP may be deemed to beneficially own shares of common stock directly held by Fund 2004. Messrs. Afeyan and Kania, as Managers of Fund 2004 GP, may be deemed to beneficially own shares of common stock beneficially owned by Fund 2004 GP. Douglas G. Cole, M.D., a member of our board of directors, is a managing partner of Flagship Pioneering and a member of the Flagship Ventures General Partner LLC (“GP”), the sole general partner of Fund 2004. Dr. Cole does not have either voting or investment control over Fund 2004’s shares and he disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(5)                                 Consists of 946,411 shares of common stock (which includes 39,815 shares of restricted stock subject to performance-based vesting), 174,999 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019 and 13,822 shares of common stock issuable upon the vesting of RSUs within 60 days of April 1, 2019 held by Mr. Hrusovsky.

(6)                                 Consists of 2,270 shares of common stock and 7,900 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019 held by Dr. Cole. Dr. Cole is a managing partner of Flagship Pioneering but has no voting or investment power with respect to the securities described in footnote 4.

(7)                                 Consists of 4,970 shares of common stock and 7,900 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019 held by Mr. Connolly. Mr. Connolly is a senior advisor for Bain Capital Ventures but has no voting or investment power with respect to the securities described in footnote 2.

(8)                                 See footnote 1.  Also includes 2,772 shares of common stock and 7,900 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019 held by Mr. Crandell. Mr. Crandell disclaims beneficial ownership of the securities described in footnote 1 except to the extent of his pecuniary interest therein, if any.

(9)                                 Consists of 119,648 shares of common stock and 18,268 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019 held by Dr. Dekkers.

(10)                          Consists of 2,991 shares of common stock held by Mr. Madaus, 94,071 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019 held by Mr. Madaus and 224,966 shares of common stock held by a trust for which Mr. Madaus is a trust advisor who shares voting and investment power over the shares held by the trust.

(11)                          Consists of 2,857 shares of common stock and 31,235 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019 held by Mr. Meister. Does not include 120,035 shares of common stock held by Woburn Abbey March 2009 Trust, U.D.T. March 31, 2009 as Mr. Meister does not have voting or investment power over the shares held by the trust.

(12)                          Consists of 1,217,770 shares of common stock and 7,900 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019 held by Dr. Walt. Does not include 200,684 shares of common stock held by The David R. Walt 2008 Irrevocable Family Trust (the “Walt Trust”), of which his spouse is trustee and has sole voting and investment power over the shares held by the Walt Trust.

(13)                          Consists of 1,879 shares of common stock, 20,423 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019, and 2,496 shares of common stock issuable upon the vesting of RSUs within 60 days of April 1, 2019 held by Dr. Mattoon.

(14)                          See footnotes 5 through 13. Also includes an aggregate of 34,810 shares of common stock, 252,137 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of April 1, 2019 and 3,416 shares of common stock issuable upon the vesting of RSUs within 60 days of April 1, 2019 held by David C. Duffy, Ph.D., our Senior Vice President, Research & Development and Chief Technology Officer, Mark T. Roskey, Ph.D., our Senior Vice President, Commercial and Accelerator, and Amol Chaubal, our Chief Financial Officer.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2018.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,476,911	$9.65	4,393
Equity compensation plans not approved by security holders	—	—	—
Total	2,476,911	$9.65	4,393

(1)                                 These plans consist of our 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”), our 2007 Stock Option and Grant Plan, as amended, and our 2017 Employee Stock Purchase Plan (the “ESPP”).  Does not include an additional 894,761 shares of common stock reserved for future issuance under the 2017 Plan effective January 1, 2019 by operation of the 2017 Plan’s “evergreen” provision and an additional 223,690 shares of common stock reserved for future issuance under the ESPP effective January 1, 2019 by operation of the ESPP’s “evergreen” provision.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since January 1, 2017, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our common stock, which we refer to as our principal stockholders, and affiliates or immediate family members of our directors, executive officers and principal stockholders. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Some of our directors are or were recently affiliated with our principal stockholders as indicated below:

Director	Affiliation with principal stockholder
Keith L. Crandell

Managing Director of ARCH Venture Partners VI, LLC, the ultimate general partner of ARCH Venture Fund VI, L.P., and Managing Director of ARCH Venture Partners VIII, LLC, the general partner of ARCH Venture Fund VIII Overage, L.P.

Douglas G. Cole, M.D.	Managing Partner of Flagship Pioneering and a member of Flagship Ventures General Partner LLC, the sole general partner of Flagship Ventures Fund 2004, L.P.

John M. Connolly	Senior Advisor to Bain Capital Ventures, the ultimate general partner of Bain Capital Venture Fund 2005, L.P., BCIP Associates III, LLC and BCIP Associates III-B, LLC.

Participation in Our Initial Public Offering

In December 2017, we issued an aggregate of 4,916,480 shares of our common stock at a purchase price of $15.00 per share, which included 641,280 shares of common stock issued upon exercise by the underwriters of their option to purchase additional shares. Gross proceeds from the offering were approximately $73 million, prior to deducting underwriting discounts and commissions and offering expenses payable by the Company.

The table below sets forth the aggregate number of common shares issued to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at the time of the transaction:

	Shares	Aggregate Purchase Price
David R. Walt, Ph.D.	200,000	$3,000,000
Marijn Dekkers, Ph.D.	40,000	$600,000
E. Kevin Hrusovsky	34,000	$510,000
Arch Venture Fund VIII Overage	266,000	$3,990,000
Cormorant Global Healthcare Fund, LP	100,000	$1,500,000
Trinitas Innovation-Q Investment Co., Ltd.	55,000	$825,000

Series D-1 Preferred Stock Financing

In June 2017, we issued an aggregate of 2,113,902 shares of our Series D-1 preferred stock at $4.021 per share for an aggregate purchase price of approximately $8.5 million, which we refer to as the Series D-1 preferred stock financing. Each share of our Series D-1 preferred stock converted automatically into 0.3111 shares of our common stock immediately prior to the completion of our initial public offering on December 11, 2017.

The following table summarizes the Series D-1 preferred stock purchased by our directors, executive officers and principal stockholders.

Name of Purchaser	Number of Shares of Series D-1 Preferred Stock Purchased	Aggregate Purchase Price
Marijn Dekkers, Ph.D.(1)	248,694	$999,999

(1)                                 Dr. Dekkers is a director of the Company.

License Agreement with Tufts University

We entered into a License Agreement with Tufts University pursuant to which we obtained an exclusive, worldwide license to research, develop, commercialize, use, make, or have made, import or have imported, distribute or have distributed, offer or have offered, and sell or have sold products and services covered by patent rights to the Simoa technology owned by Tufts, as well as a non-exclusive license to related know-how. The rights licensed to us are for all fields of use and are sublicensable for a fee. One of our directors and our founding scientist, David R. Walt, Ph.D. previously served as University Professor, Professor of Biomedical Engineering, Professor of Genetics, Professor of Neuroscience, Professor of Cell and Molecular Biology, and Professor of Oral Medicine at Tufts University. Under that agreement, we are required to pay Tufts University royalties on all net sales of products and services as well as a portion of any sublicensing revenues. Tufts

University pays a portion of the royalties received from us to Dr. Walt, the amount of which is controlled solely by Tufts University.

Registration Rights

Pursuant to our registration rights agreement to which certain of our principal stockholders, directors and their affiliates are parties, the holders of certain shares of common stock and warrants to purchase shares of our common stock are entitled to registration rights with respect to the shares of common stock held by them. These shares include the shares held (and shares issuable upon the exercise of warrants held) by ARCH Venture Partners and affiliated funds, Bain Capital Venture entities, Flagship Ventures Fund 2005, L.P., and our directors Marijn Dekkers, Ph.D. and David R. Walt, Ph.D., and an affiliate of our director Paul M. Meister. See “Security Ownership of Certain Beneficial Owners and Management.”

Under our registration rights agreement, holders of registrable shares can demand that we file a registration statement or request that their shares be included on a registration statement that we are otherwise filing, in either case, registering the resale of their shares of common stock. The registration rights will terminate at the earlier of the closing of a Change of Control Event, as such term is defined in our restated certificate of incorporation, (b) such time as Rule 144 under the Securities Act or another similar exemption under the Securities Act is available for the sale of all of such registrable shares without limitation during a three-month period without registration (and without the requirement for us to be in compliance with the current public information required under Rule 144(c)(1)), or (3) the fifth anniversary of the completion of our initial public offering.

Demand Registration Rights.  The holders of a majority of the registrable shares may require us to file a registration statement under the Securities Act at our expense, subject to certain exceptions, with respect to the resale of their registrable shares having an aggregate offering price (net of underwriting discounts and commissions, if any) of at least $5 million, and we are required to use our reasonable best efforts to effect the registration. The holders of a majority of the registrable shares may require us to effect up to two such demand registrations for the holders of registrable shares as a group. In the event we are required to effect such a demand registration, we may not effect any other registration of securities for sale for our own account (other than a registration effected solely to implement an employee benefit plan or in certain business combination transactions) within 120 days following the effective date of the demand registration.

We are also required to use our reasonable best efforts to qualify and remain qualified to register securities pursuant to a registration statement on Form S-3 under the Securities Act. Any holder or holders of registrable shares anticipated to have an aggregate sale price (net of underwriting discounts and commissions, if any) in excess of $1 million will have the right to require us to file, at our expense, an unlimited number of registration statements on Form S-3 for the registrable shares held by such requesting holder or holders, and we are required to use our reasonable best efforts to effect such registrations.

Piggyback Registration Rights.  If we propose to register any of our securities under the Securities Act for sale to the public (except with respect to registration statements on Form S-4, Form S-8 or another form not available for registering the registrable shares for sale to the public), the holders of registrable shares are entitled to notice of such registration and to request that we include registrable shares for resale on such registration statement, subject to the right of any underwriter to limit the number of shares included in such registration. The requisite holders of these “piggyback” registration rights have waived their rights in connection with the filing of our registration statement on Form S-3 (File No. 333-230399).

We will pay all registration expenses, other than underwriting fees, commissions or discounts, related to any demand or piggyback registration, including up to $50,000 of fees and disbursements of counsel for the holders of registrable shares. The Registration Rights Agreement contains customary cross-indemnification provisions, pursuant to which we are obligated to indemnify the selling stockholders in the event of misstatements or omissions in the registration statement attributable to us and they are obligated to indemnify us for misstatements or omissions attributable to them.

Agreements with Directors

On March 20, 2017, we entered into a letter agreement with our director Marijn Dekkers, Ph.D. pursuant to which Dr. Dekkers agreed to serve as a member of our board of directors. Pursuant to the letter agreement, we granted Dr. Dekkers an option to purchase 100,000 shares of our common stock vesting over four years. In addition, we agreed to provide Dr. Dekkers with the opportunity to participate in any private placement financing transaction we entered into prior to completion of this offering on the same terms as other investors in such transaction. We also agreed to pay Dr. Dekkers compensation of $25,000 per year for service on our board of directors and to reimburse Dr. Dekkers for his reasonable out-of-pocket expenses in attending board and committee meetings. We also agreed to provide indemnification of

Dr. Dekkers pursuant to our certificate of incorporation, an indemnification agreement and our director and officer insurance. This agreement terminated upon adoption of our non-employee director compensation policy in 2018.

On August 7, 2013, we entered into a letter agreement with our director Paul M. Meister pursuant to which Mr. Meister agreed to serve as a member of our board of directors. Pursuant to the letter agreement, we granted Mr. Meister an option to purchase 75,000 shares of our common stock vesting over four years. We also agreed to pay Mr. Meister compensation of $25,000 per year for service on our board of directors and to reimburse Mr. Meister for his reasonable out-of-pocket expenses in attending board and committee meetings. We also agreed to provide indemnification of Mr. Meister pursuant to our certificate of incorporation, an indemnification agreement and our director and officer insurance. This agreement terminated upon adoption of our non-employee director compensation policy in 2018.

On January 1, 2014, we entered into a letter agreement with our director David Walt, Ph.D. pursuant to which we agreed to pay Dr. Walt compensation of $25,000 per year for service on our board of directors, commencing as of January 1, 2014 and for so long as he continues to serve as a non-employee member of our board of directors, and to reimburse Dr. Walt for his reasonable out-of-pocket expenses in attending board and committee meetings. This agreement terminated upon adoption of our non-employee director compensation policy in 2018.

Indemnification Agreements with Officers and Directors and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements, our restated certificate of incorporation and our restated bylaws require us to indemnify our directors to the fullest extent not prohibited by Delaware law. Subject to certain limitations, our restated bylaws also require us to advance expenses incurred by our directors and officers.

Our 2007 Stock Option and Grant Plan, as amended, also provides that our directors will not be liable for any act, omission, interpretation, construction or determination made in good faith in connection with the plan, and the members of our board of directors and any committee administering the plan will be entitled to indemnification and reimbursement by us in respect of any claim, loss, damage or expense (including reasonable attorneys’ fees) arising or resulting therefrom to the fullest extent permitted by law and/or under any directors’ and officers’ liability insurance coverage which may be in effect from time to time.

We also maintain a general liability insurance policy which covers certain liabilities of directors and officers of our company arising out of claims based on acts or omissions in their capacities as directors or officers.

Policies and Procedures for Related Party Transactions

Pursuant to its charter, our audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions reportable by us under Item 404 of Regulation S-K in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our board of directors determines may be considered related persons under Item 404 of Regulation S-K, has or is expected to have a direct or indirect material interest.

In reviewing and approving such transactions, the audit committee will obtain, or will direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion will be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the chair of the audit committee in some circumstances. No related person transaction will be entered into prior to the completion of these procedures.

The audit committee or its chair, as the case may be, will approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the chair determines in good faith to be necessary in accordance with principles of Delaware law generally applicable to directors of a Delaware corporation. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the audit committee will participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members has an interest.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Quanterix Corporation, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The Nasdaq Stock Market: Douglas G. Cole, M.D., John M. Connolly, Keith L. Crandell, Marijn Dekkers, Ph.D., Martin D. Madaus, Ph.D., Paul M. Meister and David R. Walt, Ph.D.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young LLP, our independent registered public accounting firm, for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2018	2017
Audit fees:(1)	$892,738	$1,498,921
Tax fees:(2)	$59,523	$48,295
Total	$952,261	$1,547,216

(1)                                 Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)                                 Tax fees consist principally of assistance with matters related to tax compliance and reporting and tax consulting services primarily related to international tax planning strategies.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm; provided however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.                                      Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.                                      Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.                                      Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.                                      Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)           Financial Statements

No financial statements are filed with this Amendment No. 1 to our Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page F-1 of the Original Form 10-K.

(2)           Financial Statement Schedules

No financial statement schedules are filed with this Amendment No. 1 to our Annual Report on Form 10-K.

(3)           Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to our Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Amended and Restated Certificate of Incorporation		8-K	12/15/17	001-38319
3.2	Restated Bylaws		8-K	12/15/17	001-38319
4.1	Form of Common Stock Certificate		S-1	11/9/17	333-221475
4.2	Form of Warrant to Purchase Series C Preferred Stock of the Registrant		S-1	11/9/17	333-221475
4.3	Warrant Agreement, dated as of April 14, 2014, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Group Capital, Inc.)		S-1	11/9/17	333-221475
4.4	Warrant Agreement, dated as of January 29, 2016, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Group Capital, Inc.)		S-1	11/9/17	333-221475
4.5	Warrant Agreement, dated as of March 31, 2017, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Group Capital, Inc.)		S-1	11/9/17	333-221475
4.6	Fourth Amended and Restated Stockholders Agreement, dated as of June 2, 2017, by and among the Registrant and the stockholders named therein		S-1	11/9/17	333-221475
4.7	Fourth Amended and Restated Registration Rights Agreement, dated as of June 2, 2017, by and among the Registrant and the investors named therein		S-1	11/9/17	333-221475
4.8	Warrant Agreement, dated as of January 30, 2018, by and between the Registrant and Azul Divinal Consultoria Unipessoal LDA		10-K	3/19/18	001-38319

10.1.1+	2007 Stock Option and Grant Plan, as amended	S-1	11/9/17	333-221475
10.1.2+	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended	S-1	11/9/17	333-221475
10.1.3+	Form of Non-qualified Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended	S-1	11/9/17	333-221475
10.1.4+	Form of Restricted Stock Agreement under the 2007 Stock Option and Grant Plan, as amended	S-1	11/9/17	333-221475
10.2.1+	2017 Employee, Director and Consultant Equity Incentive Plan	S-1/A	11/27/17	333-221475
10.2.2+	Form of Stock Option Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan	S-1/A	11/27/17	333-221475
10.2.3+	Form of Restricted Stock Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan	S-1/A	11/27/17	333-221475
10.2.4+	Form of Restricted Stock Unit Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan	S-1/A	11/27/17	333-221475
10.3+	Employment Agreement, dated January 1, 2015, by and between the Registrant and E. Kevin Hrusovsky	S-1	11/9/17	333-221475
10.4+	Letter Agreement, dated April 8, 2017, by and between the Registrant and Joseph Driscoll	S-1	11/9/17	333-221475
10.5+	Letter Agreement, dated December 1, 2011, by and between the Registrant and Ernest Orticerio	S-1	11/9/17	333-221475
10.6+	Letter Agreement, dated April 6, 2016, by and between the Registrant and Bruce Bal	S-1	11/9/17	333-221475
10.7+	Letter Agreement, dated August 8, 2014, by and between the Registrant and Mark T. Roskey, Ph.D.	S-1	11/9/17	333-221475
10.8+	Letter Agreement, effective as February 5, 2018, by and between the Registrant and Dawn Mattoon	10-Q	5/15/18	001-38319
10.9+	Letter Agreement, effective as October 22, 2018, by and between the Registrant and Jackson Streeter	10-K	3/18/19	001-38319
10.10+	Letter Agreement, dated March 20, 2017, by and between the Registrant and Marijn Dekkers, Ph.D.	S-1	11/9/17	333-221475
10.11+	Letter Agreement, dated August 7, 2013, by and between the Registrant and Paul M. Meister	S-1	11/9/17	333-221475

10.12	Lease Agreement, dated as of November 22, 2011, between the Registrant and King 113 Hartwell LLC	S-1	11/9/17	333-221475
10.13	First Amendment to lease dated August 22, 2014, by and between the Registrant and King 113 Hartwell LLC	S-1	11/9/17	333-221475
10.14.1*	Exclusive License Agreement, dated June 18, 2007, between the Registrant and Tufts University, as amended on April 29, 2013	S-1	11/9/17	333-221475
10.14.2*	Second Amendment, dated August 22, 2017, to the Exclusive License Agreement between the Registrant and Tufts University	S-1	11/9/17	333-221475
10.15.1*	Supply and Manufacturing Agreement, dated September 14, 2011, between the Registrant and STRATEC Biomedical AG	S-1	11/9/17	333-221475
10.15.2	First Amendment to Supply and Manufacturing Agreement, dated October 17, 2013, between the Registrant and STRATEC Biomedical AG	S-1	11/9/17	333-221475
10.16.1*	STRATEC Development Services and Equity Participation Agreement, dated August 15, 2011, between the Registrant and STRATEC Biomedical Systems AG	S-1	11/9/17	333-221475
10.16.2*

First Amendment to STRATEC Development Services and Equity Participation Agreement and Second Amendment to Supply and Manufacturing Agreement, dated November 18, 2016, between the Registrant and STRATEC Biomedical AG

		S-1	11/9/17	333-221475
10.17*	Manufacturing Services Agreement, dated November 23, 2016, between the Registrant and Paramit Corporation	S-1	11/9/17	333-221475
10.18.1	Loan and Security Agreement, dated April 14, 2014, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	S-1	11/9/17	333-221475
10.18.2	Amendment No. 1 to Loan and Security Agreement, dated March 4, 2015, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	S-1	11/9/17	333-221475

10.18.3	Amendment No. 2 to Loan and Security Agreement, dated January 29, 2016, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	S-1	11/9/17	333-221475
10.18.4	Amendment No. 3 to Loan and Security Agreement, dated March 31, 2017, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	S-1	11/9/17	333-221475
10.18.5	Amendment No. 4 to Loan and Security Agreement, dated July 24, 2017, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	10-Q	11/7/18	001-38319
10.18.6	Amendment No. 5 to Loan and Security Agreement, dated August 30, 2018, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	10-Q	11/7/18	001-38319
10.18.7	Amendment No. 6 to Loan and Security Agreement, dated September 28, 2018, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)	10-Q	11/7/18	001-38319
10.19+	Form of Indemnification Agreement	S-1/A	11/27/17	333-221475
10.20.1	Lease, dated September 24, 2007, between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc.	10-K	3/19/18	001-38319
10.20.2	First Amendment, dated October 28, 2009, to Lease, dated September 24, 2007, between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc.	10-K	3/19/18	001-38319
10.20.3	Second Amendment, dated September 23, 2015, to Lease, dated September 24, 2007, between RAR2 Boston Industrial QRS-MA, Inc. and Aushon Biosystems, Inc.	10-K	3/19/18	001-38319
10.21	Lease Agreement between SSI 900 Middlesex MA LP and the Registrant, dated October 2, 2018.	8-K	10/5/18	001-38319
10.22+	2018 Non-Employee Director Compensation Policy	10-K	3/18/19	001-38319
21.1	Subsidiaries of Registrant	10-K	3/18/19	001-38319

23.1	Consent of Ernst & Young LLP		10-K	3/18/19	001-38319
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	3/18/19	001-38319
101.INS	XBRL Instance Document.		10-K	3/18/19	001-38319
101.SCH	XBRL Taxonomy Extension Schema Document.		10-K	3/18/19	001-38319
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.		10-K	3/18/19	001-38319
101.DEF	XBRL Taxonomy Extension Definition.		10-K	3/18/19	001-38319
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.		10-K	3/18/19	001-38319
101.PRE	XBRL Taxonomy Presentation Linkbase Document.		10-K	3/18/19	001-38319

+                                         Management contract or compensatory plan or arrangement.

*                                         Confidential treatment has been granted for portions of this Exhibit. Redacted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTERIX CORPORATION

Date: April 30, 2019	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky Chairman, President and Chief Executive Officer