Form 10-Q
period 2019-03-31
Quanterix Corp
filed 2019-05-10
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	QTRX	The Nasdaq Global Market

As of May 8, 2019, the registrant had 22,596,122 shares of common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about our financial performance, and are subject to a number of risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 or other filings that we make with the Securities and Exchange Commission, or SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its subsidiaries. “Quanterix,” “Simoa,” “Simoa HD-1,” “SR-X,” “HD-1 Analyzer,” “SP-X” and our logo are our trademarks. All other service marks, trademarks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheet

(amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$33,972	$44,429
Accounts receivable (less reserve for doubtful accounts of $50 and $36 as of March 31, 2019 and December 31, 2018; including $23 and $48 from related parties as of March 31, 2019 and December 31, 2018, respectively)	7,303	6,792
Inventory	7,742	5,945
Prepaid expenses and other current assets	2,502	2,330
Total current assets	51,519	59,496
Restricted cash	1,019	1,000
Property and equipment, net	8,582	2,923
Intangible assets, net	2,198	2,348
Goodwill	1,308	1,308
Other non-current assets	550	536
Total assets	$65,176	$67,611
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $0 and $36 to related parties as of March 31, 2019 and December 31, 2018 respectively)	$3,789	$5,110
Accrued compensation and benefits	3,480	4,449
Other accrued expenses (including $240 and $226 to related parties as of March 31, 2019 and December 31, 2018, respectively)	3,744	3,129
Deferred revenue (including $29 and $33 with related parties as of March 31, 2019 and December 31, 2018, respectively)	5,484	5,437
Current portion of long term debt	75	—
Other current liabilities	26	—
Total current liabilities	16,598	18,125
Deferred revenue, net of current portion	431	520
Long term debt, net of current portion	7,572	7,623
Other non-current liabilities	6,360	278
Total liabilities	30,961	26,546
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of March 31, 2019 and December 31, 2018; issued and outstanding—22,491,447 and 22,369,036 shares as of March 31, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	219,045	216,931
Accumulated deficit	(184,853)	(175,888)
Total stockholders’ equity	34,215	41,065
Total liabilities and stockholders’ equity	$65,176	$67,611

See accompanying notes

Quanterix Corporation

Three months ended March 31, 2019

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Product revenue (including related party activity of $80 and $93 for the three months ended March 31, 2019 and 2018, respectively)	$9,547	$4,745
Service and other revenue (including related party activity of $23 and $39 for the three months ended March 31, 2019 and 2018, respectively)	2,790	2,507
Collaboration and license revenue (including related party activity of $0 and $269 for the three months ended March 31, 2019 and 2018, respectively)	—	269
Total revenue	12,337	7,521
Costs of goods sold:
Cost of product revenue (including related party activity of $35 and $76 for the three months ended March 31, 2019 and 2018, respectively; including stock compensation of $17 and $10 for the three months ended March 31, 2019 and 2018, respectively)	4,248	2,773
Cost of services and other revenue (including stock compensation of $60 and $32 for the three months ended March 31, 2019 and 2018 respectively)	2,082	1,576
Total costs of goods sold and services	6,330	4,349
Gross profit	6,007	3,172
Operating expense:
Research and development (including stock compensation of $168 and $71 for the three months ended March 31, 2019 and 2018, respectively)	3,852	3,644
Selling, general and administrative (including stock compensation of $1,039 and $523 for the three months ended March 31, 2019 and 2018, respectively)	11,512	6,691
Total operating expenses	15,364	10,335
Loss from operations	(9,357)	(7,163)
Interest income (expense), net	21	(24)
Other (expense) income, net	(47)	(15)
Loss before income tax	(9,383)	(7,202)
Income tax provision	22	—
Net loss	$(9,405)	$(7,202)
Net loss per share attributable to common stockholders, basic and diluted	(0.42)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	22,422,960	21,788,605

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities
Net loss	$(9,405)	$(7,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	409	272
Stock-based compensation expense	1,284	636
Non-cash interest expense	24	53
Changes in operating assets and liabilities:
Accounts receivable	(465)	1,148
Prepaid expenses and other assets	142	(923)
Inventory	(1,798)	(933)
Other non-current assets	3	—
Accounts payable	(1,321)	(677)
Accrued compensation and benefits, other accrued expenses and other current liabilities	(327)	(1,904)
Contract acquisition costs	(25)	—
Deferred revenue	45	(531)
Other non-current liabilities	6,082	—
Net cash used in operating activities	(5,352)	(10,061)
Investing activities
Purchases of property and equipment	(5,917)	(448)
Acquisitions, net of cash acquired	—	(3,001)
Net cash used in investing activities	(5,917)	(3,449)
Financing activities
Proceeds from sale of preferred stock, net of issuance costs	—	(53)
Proceeds from stock options exercised	503	84
Proceeds from ESPP purchase	328	—
Payments on notes payable	—	(972)
Net cash provided (used in) by financing activities	831	(941)
Net decrease in cash and cash equivalents	(10,438)	(14,451)
Cash, restricted cash, and cash equivalents at beginning of period	45,429	79,682
Cash, restricted cash, and cash equivalents at end of period	$34,991	$65,231
Supplemental cash flow information
Cash paid for interest	$160	$181
Purchases of property and equipment included in accounts payable	$11	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$33,972	$65,231
Restricted cash	1,019	—
Total cash, cash equivalents, and restricted cash	$34,991	$65,231

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share and per share data)

(Unaudited)

	Common stock shares	Common stock value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2018	22,369,036	$22	$216,931	$(175,888)	$41,065
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	440	440
Exercise of common stock options and vesting of restricted stock	102,361	1	502	—	503
ESPP stock purchase	20,050	—	328	—	328
Stock-based compensation expense	—	—	1,284	—	1,284
Net loss				(9,405)	(9,405)
Balance at March 31, 2019	22,491,447	$23	$219,045	$(184,853)	$34,215

	Common stock shares	Common stock value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2017	21,707,041	22	210,196	(144,352)	65,866
Exercise of common stock warrants	16,718	—	—	—	—
Exercise of common stock options and vesting of restricted stock	99,523	—	84	—	84
Common stock issuance offering costs	—		(53)	—	(53)
Stock-based compensation expense	—	—	636	—	636
Net loss				(7,202)	(7,202)
Balance at March 31, 2018	21,823,282	$22	$210,863	$(151,554)	$59,331

See accompanying notes

1. Organization and operations

Quanterix Corporation (NASDAQ: QTRX) (the Company) is a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. The Company’s platforms are based on our proprietary digital “Simoa” detection technology. The Company’s Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations and have been discovered using technologies such as mass spectrometry. These capabilities provide the Company’s customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. The Company is currently focusing on protein detection, but is also developing its bead-based technology to detect nucleic acids in biological samples.

The Company currently markets the Simoa HD-1, a fully automated immunoassay bead-based platform with multiplexing and custom assay capability, and related assay test kits and consumable materials. The Company launched a second bead-based immunoassay platform (SR-X) in the fourth quarter of 2017 with a more compact footprint than the Simoa HD-1 Analyzer and less automation designed for lower volume requirements while still allowing multiplexing and custom assay capability. The Company initiated an early-access program for its third instrument (SP-X) on the new Simoa planar array platform in January 2019, with the full commercial launch commencing in April 2019. This compact instrument has the ability to reach a 10 plex and has custom assay capability. The Company also performs research services on behalf of customers to apply the Simoa technology to specific customer needs. The Company’s primary customers are in the research use only market, which includes academic and governmental research institutions, the research and development laboratories of pharmaceutical manufacturers, contract research organizations, and specialty research laboratories.

The Company acquired Aushon Biosystems, Inc. (Aushon) in January 2018. With the acquisition of Aushon, the Company acquired a CLIA certified laboratory, as well as Aushon’s proprietary sensitive planar array detection technology. Leveraging its proprietary sophisticated Simoa image analysis and data analysis algorithms, the Company further refined this planar array technology to develop the SP-X instrument to provide the same Simoa sensitivity found in its bead-based platform.

The Company believes that its existing unrestricted cash and cash equivalents of approximately $34.0 million at March 31, 2019 will be sufficient to allow the Company to fund its current operating plan through at least twelve months from the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. The Company may require additional financing in the future to fund working capital and pay its obligations as they come due. Additional financing might include issuance of equity securities, debt, cash from collaboration agreements or a combination of these. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company.

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

Basis of Presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 18, 2019 (the 2018 Annual Report on Form 10-K). The consolidated financial information as of December 31, 2018 has been derived from the audited 2018 consolidated financial statements included in our 2018 Annual Report on Form 10-K.

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

Restricted Cash

Restricted cash primarily represents collateral for a letter of credit issued as security for the lease for the Company’s new headquarters. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from March 31, 2019.

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

On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method.  Under ASC 606, revenue is recognized upon the transfer of control of goods or services to customers and reflects the amount of consideration to which an entity expects to be entitled in exchange for those goods or services.  The adoption of ASC 606 has been applied to customer contracts that were not completed as of January 1, 2019, and did not materially change the pattern of revenue recognition for its current customer contracts.  The

Company’s consolidated financial statements for the prior-year period have not been revised and are reflective of the revenue recognition requirements which were in effect for that period.

The Company recorded a decrease to the accumulated deficit of $0.4 million as of January 1, 2019 for the cumulative effect primarily related to the deferral of sales commissions.

In accordance with the reporting requirements of ASC 606, the disclosure of the impact on the Company’s consolidated balance sheet and statement of operations, as a result of adopting the provisions of ASC 606, was as follows (in thousands):

	As reported December 31, 2018	Adjustments	Adjusted under ASC 606 January 1, 2019	As reported March 31, 2019	Adjustments	Prior to adoption of ASC 606 March 31, 2018
Assets:
Accounts receivable	$6,792	$47	$6,839	$7,303	$(47)	$7,256
Prepaid expenses and other current assets	2,330	288	2,618	2,502	26	2,528
Other non-current assets	536	19	555	550	(1)	549

Liabilities:
Deferred revenue	5,437	43	5,480	5,484	27	5,511
Deferred revenue, net of current portion	520	43	563	431	(2)	429

Stockholders’ equity:
Accumulated deficit	$(175,888)	$(440)	$(176,328)	$(184,853)	$(47)	$(184,900)

	For the three months ended March 31, 2019
	Under ASC 606	Adjustment	Under ASC 605
Product revenue	$9,547	$(33)	$9,514
Service revenue	2,790	105	2,895
COGS	6,330	1	6,331
Gross profit	6,007	71	6,078
Selling general and administrative expenses	11,512	24	11,536
Net loss	$(9,405)	$47	$(9,358)

The adoption of ASC 606 is discussed in further detail in Note 3.

The Company adopted accounting standards update (ASU) 2016-1,  which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using the net asset value per share or its equivalent, the Company has elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. This election is made for each investment separately and is reassessed at each reporting period as to whether the investment continues to qualify for this election. Additionally, at each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The adoption of this standard did not have a material effect.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-02).  Under ASU 2016-02, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date.  Lessor accounting under ASU 2016-02 is largely unchanged.  ASU 2016-02 is effective for the Company for the year ending December 31, 2020.  Early adoption is permitted.  Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  Lessees and lessors may not apply a full retrospective transition approach.  The Company is currently evaluating the expected impact of ASU 2016-2 on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for the Company beginning in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the expected impact of ASU 2016-13 on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted, for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect adoption of this ASU to be material to its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. As of March 31, 2019, the Company has not elected to early adopt this guidance but does not expect that the adoption of this guidance will have a material effect on its consolidated financial statements.

There have been no other material changes to the significant accounting policies and recent accounting pronouncements previously disclosed in the 2018 Annual Report on Form 10-K.

3. Revenue recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects consideration that the Company expects to be entitled to receive in exchange for these goods and services, incentives and taxes collected from customers, that are subsequently remitted to governmental authorities.

The Company adopted ASC 606 on January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2019 reflect the application of ASC 606 guidance, while the reported results for 2018 were prepared under ASC 605, Revenue Recognition.

Customers

The Company’s customers primarily consist of entities engaged in the life sciences research market that pursue the discovery and development of new drugs for a variety of neurologic, cardiovascular, oncologic and other protein biomarkers associated with diseases.  The Company’s customer base exceeds 200 customers and includes several of the largest biopharmaceutical companies, academic research organizations and distributors who serve certain geographic markets.

Product Revenue

The Company’s products are composed of analyzer instruments, assay kits and other consumables such as reagents.  Products are sold directly to biopharmaceutical and academic research organizations or are sold through distributors in EMEA and Asia Pacific regions.  The sales of instruments are generally accompanied by an initial year of implied service-type warranties and may be bundled with assays and other consumables and may also include other items such as training and installation of the instrument and/or an extended service warranty. Revenues from the sale of products are recognized at a point in time when the Company transfers control of the product to the customer, which is upon installation for instruments sold to direct customers, and based upon shipping terms for assay kits and other consumables.  Revenue for instruments sold to distributors is generally recognized based upon shipping terms (either upon shipment or delivery).

Service and Other Revenue

Service revenues are composed of contract research services, initial implied one-year service-type warranties, extended services contracts and other services such as training.  Contract research services are provided through the Company’s Accelerator Laboratory and generally consist of fixed fee contracts.  Revenues from contract research services are recognized at a point in time when the Company completes and delivers its research report on each individually completed study, or over time if the contractual provisions allow for the collection of transaction consideration for costs incurred plus a reasonable margin through the period of performance of the services.  Revenues from service-type warranties are recognized ratably over the contract service period.  Revenues from other services are immaterial.

Collaboration and License Revenue

The Company may enter into agreements to license the intellectual property and know-how associated with its instruments in exchange for license fees and future royalties (as described below).  The license agreements provide the licensee with a right to use the intellectual property with the license fee revenues recognized at a point in time as the underlying license is considered functional intellectual property.  The Company has not recognized any revenues from royalties.

Payment terms

The Company’s payment terms vary by the type and location of customer and the products or services offered. Payment from customers is generally required in a term ranging from 30 to 45 days from date of shipment or satisfaction of the performance obligation with no discounts for early payment.  The Company does not provide extended payment terms or financing arrangements to its customers.

Disaggregated Revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues.  The following tables disaggregate the Company’s revenue from contracts with customers by revenue type:

	Three Months Ended
	March 31, 2019
($ in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$1,397	$1,145	$874	$3,416
Consumable and other products	$3,619	$2,088	$424	$6,131
Totals	$5,016	$3,233	$1,298	$9,547

Service and other revenues
Service-type warranties	$689	$234	$37	$960
Research services	$1,504	$—	$—	$1,504
Other services	$201	$108	$17	$326
Totals	$2,394	$342	$54	$2,790

The Company’s contracts with customers may include promises to transfer multiple products and services to a customer.  The Company will combine any performance obligations that are immaterial with one or more other performance obligations that are material to the contract  For arrangements with multiple performance obligations, the Company allocates the contract transaction price, including discounts, to each performance obligation based on its relative standalone selling price.  Judgment is required to determine the standalone selling price for each distinct performance obligation.  The Company determines standalone selling prices based on prices charged to customers in observable transactions, and uses a range of amounts to estimate standalone selling prices for each performance obligation.  The Company may have more than one range of standalone selling price for certain products and services based on the pricing for different customer classes.

Variable consideration in the Company’s contracts primarily relates to (i) sales- and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (ii) certain non-fixed fee research services contracts.  ASC 606 provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- or usage-based royalty will be recognized in the period the underlying transaction occurs.  The Company has not recorded any sales- or usage-based royalty revenue for the three months ended March 31, 2019.

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2019 is $5.9 million.  This amount principally consists of $3.6 million billed for undelivered services related to initial and extended service-type warranties and research services, as well as $1.7 million related to undelivered licenses of intellectual property for a diagnostics company (see Note 12 below).  Of these amounts, $2.6 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter.

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Three Months Ended March 31, 2019
Balance at December 31, 2018	$5,957
606 adoption adjustment	(86)
Deferral of revenue	1,004
Recognition of deferred revenue	(960)
Balance at March 31, 2019	$5,915

Costs to Obtain a Contract

The Company’s sales commissions are generally based on revenues of the Company.  The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Three Months Ended March 31, 2019
Balance at December 31, 2018	$—
606 adoption adjustment	307
Deferral of costs to obtain a contract	194
Recognition of costs to obtain a contract	(170)
Balance at March 31, 2019	$331

The Company has classified the balance of capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of January 1, 2019 and March 31, 2019 and classifies the expense as a component of cost of goods sold and selling, general and administrative expense over the estimated life of the contract..  The Company considers potential impairment in these amounts each period.

ASC 606 provides entities with certain practical expedients and accounting policy elections to minimize the cost and burden of adoption.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

The Company will exclude from its transaction price any amounts collected from customers related to sales and other similar taxes.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of January 1, 2019 or March 31, 2019

The Company has elected to account for the shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	March 31,
	2019	2018
Unvested restricted common stock and restricted stock units	419,716	153,428
Outstanding stock options	2,802,343	2,450,846
Outstanding warrants	76,041	76,041
Total	3,298,100	2,680,315

As of March 31, 2019 and 2018, the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock to a vendor if a contract is terminated prior to a minimum purchase commitment being met. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

Fair value measurements as of March 31, 2019 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$31,958	$31,958	$—	$—
Note receivable	150	—	—	150
	$32,108	$31,958	$—	$150

Fair value measurements as of December 31, 2018 are as follows (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents	$42,608	$42,608	—	$—
Note receivable	150	—	—	150
	$42,758	$42,608	—	$150

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw Materials	$2,999	$1,546
Work in process	2,662	2,331
Finished goods	2,081	2,068
Total	$7,742	$5,945

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

The preferred stock investment is recorded on a cost basis in other non-current assets on the accompanying balance sheets as the Company does not have a controlling interest, does not have the ability to exercise significant influence over the privately held companies, and the fair value of these equity investment is not readily determinable.  The Company performs an impairment analysis at each reporting period to determine if there is any readily available fair value information that would indicate an impairment.  The Company has determined there was no impairment during the three months ended March 31, 2019 or in any prior period.

The convertible note is held as an available-for-sale investment, which is carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reporting stockholders equity. When determining the estimated fair value of the convertible notes, the Company used a commonly accepted valuation methodology and market-based risk measurement that are indirectly observable, such as credit risk.

8. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued inventory	$795	$599
Accrued royalties	399	323
Accrued professional services	851	723
Accrued development costs	1,067	795
Accrued other	662	689
Total accrued expenses	$3,774	$3,129

9. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

The Company issued no warrants during the three months ended March 31, 2019 and had 76,041 warrants outstanding as of March 31, 2019.

Stock-based compensation

Share-based compensation expense for all stock awards consists of the following (in thousands):

	Three months ended March 31,
	2019	2018
Cost of product revenue	$17	$10
Cost of service and other revenue	60	32
Research and development	168	71
General and administrative	1,039	523
Total	$1,284	$636

As of March 31, 2019, under the 2007 Stock Option and Grant Plan (the 2007 Plan), options to purchase 1,691,565 shares of common stock were outstanding, 1,103,535 shares of common stock had been issued and were outstanding pursuant to the exercise of options, no shares of common stock had been issued and were outstanding pursuant to restricted or unrestricted stock awards, and no shares of common stock were available for future awards. In connection with the completion of the IPO, the Company terminated the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of up to 1,042,314 shares or options to purchase shares of common stock plus up to 2,490,290 shares of common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan becomes effective. The 2017 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in fiscal year 2019 and ending in fiscal year 2027. The annual increase in the number of shares shall be equal to the lowest of: 4% of the number of shares of common stock outstanding as of such date; and an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 Plan increased by 894,761 on January 1, 2019 due to this provision. As of March 31, 2019, 373,307 shares were available for grant under the 2017 Plan.

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). The 2017 ESPP contains an “evergreen” provision, which allows for an increase on the first day of each fiscal year beginning with fiscal year 2018. The increase in the number of shares shall be equal to the lowest of: 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or an amount determined by the Company’s Board of Directors or Compensation Committee.  The number of shares available for grant under the 2017 ESPP increased by 223,690 on January 1, 2019 due to this provision. As of March 31, 2019, the 2017 ESPP allowed for the issuance of up to 649,233 shares of common stock and 629,173 shares were available for grant under the 2017 ESPP.

Stock options

Under the 2007 Plan and the 2017 Plan, stock options may not be granted with exercise prices of less than fair market value on the date of the grant. Options generally vest ratably over a four-year period with 25% vesting on the first anniversary and the remaining 75% vesting ratably on a monthly basis over the remaining three years. These options expire ten years after the grant date. Activity under the 2007 Plan and the 2017 Plan was as follows:

	Options	Weighted-average exercise price	Remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	2,476,911	$9.65	7.73	22,108
Granted	460,674	$21.32
Exercised	(78,712)	$6.38
Cancelled	(56,530)	$13.78
Outstanding at March 31, 2019	2,802,343	$11.57	7.90	39,954
Vested and expected to vest at March 31, 2019	2,802,343	$11.57	7.90	39,954
Exercisable at March 31, 2019	1,233,379	$6.69	6.55	23,608

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2019 and 2018 was $7.90 and $8.72 per share, respectively. The expense related to awards granted to employees was $0.7 million for the three months ended March 31, 2019 and 2018. The intrinsic value of stock options exercised was $1.2 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. Activity related to non-employee awards was not material to the three months ended March 31, 2019 and 2018.

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied.  In December 2014, the Company issued 78,912 shares of restricted common stock to a director of the Company under the 2007 Plan. Under the terms of the agreement, shares of common stock issued are subject to a four year vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted stock awards were granted or vested during the three months ended March 31, 2019.

Restricted stock units

Restricted stock units (RSUs) represent the right to receive shares of common stock upon meeting specified vesting requirements. In the three months ended March 31, 2019, the Company issued 130,085 RSUs to employees of the Company under the 2017 Plan. Under the terms of the agreements, 82,463 of the RSUs issued are subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years; 15,890 of the RSUs vest on December 31, 2019; and for 31,731 of the RSUs, 1,983 vest on March 31, 2019 with the remaining vesting evenly over 45 months thereafter. A summary of restricted stock unit activity is as follows:

	Shares	Weighted-average grant date fair value per share
Unvested RSUs as of December 31, 2018	321,662	$15.84
Granted	130,085	$21.37
Vested	(23,649)	$16.36
Cancelled	(8,382)	$18.88
Unvested RSUs as of March 31, 2019	419,716	$17.46

The expense related to awards granted to employees and directors was $0.5 million and $0.2 for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, there was $7.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 3.02 years.

10. Commitments and contingencies

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sub licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income.  During the three months ended March 31, 2019 and 2018, the Company recorded royalty expense of $0.2 million and $0.1 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non-exclusive, non-sublicensable third party’s license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid-single digit royalty. The Company is required to make mid-single digit royalty payments on net sales of products and services which utilize the licensed technology. The Company must pay the greater of calculated royalties on net sales or an annual minimum royalty of $50,000. During each of the three months ended March 31, 2019 and 2018, the Company recorded royalty expense of less than $0.1 million in cost of product revenue on the consolidated statements of operations.

Lease commitments

During the year ended December 31, 2014, the Company entered into a lease agreement for the Company’s current corporate headquarters in Lexington, Massachusetts with a lease term that expires in June 2020; however, in November 2018, the Company agreed to terminate the lease with the lessor effective May 31, 2019. The lease was terminated in connection with the Company signing a new lease in Billerica, Massachusetts. On October 2, 2018, the Company entered into a 137 month operating lease for the Company’s new headquarters in Billerica, Massachusetts. The lease contains a period of free rent and escalating monthly rent payments. As part of the lease, the Company was required to enter into a $1.0 million Letter of Credit drawable by the lessor under specifically outlined conditions. The amount of the Letter of Credit will be reduced at 41 and 65 months after the commencement date of the lease to $750,000 and then $250,000, respectively. The $1.0 million Letter of Credit is recorded as restricted cash on the balance sheet.

In connection with the acquisition of Aushon in January 2018, the Company assumed the existing Aushon lease for facilities in Billerica, Massachusetts. In August 2018 the Company terminated the Aushon lease effective September 1, 2019. The Company is required to pay a termination fee no later than July 1, 2019 in consideration for the early termination.

Rent expense is recognized straight-line over the course of the lease term. As of March 31, 2019, $6.3 million of deferred rent expense was recorded in other non-current liabilities, and less than $0.1 million was recorded in other accrued expenses. The table below includes committed lease expenditures related to the new lease.

As of March 31, 2019, the minimum future rent payments under the lease agreements are as follows (in thousands):

2019	$831
2020	2,013
2021	3,290
2022	3,372
2023 and Forward	29,207
$38,713

The Company recorded $1.0 million and $0.3 million in rent expense for the three months ended March 31, 2019 and 2018, respectively.

Development and supply agreement

Through the Company’s development agreement with STRATEC Biomedical, as amended in December 2016, the parties agreed on additional development services for an additional fee, which is payable when the additional development is completed. A total of $1.5 million is payable to STRATEC upon completion of the development activities. This amount is being recorded to research and development expense and accrued expenses as the services are performed. The services were completed during the year ending December 31, 2018. Substantive efforts related to these additional development activities started in the first quarter of 2019 and are expected to continue through the second quarter of 2019.

The Company’s supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven-year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs plus a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of March 31, 2019, assuming no additional commercial units were purchased, this fee would equal $10.9 million. The amount the Company could be obligated to pay under the minimum purchase commitment is reduced as each commercial unit is purchased. Also, if the Company terminates the supply agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of March 31, 2019 and December 31, 2018 was insignificant as there was a low probability of the warrants being issued.

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

11. Notes payable

Loan agreement

On April 14, 2014, the Company executed a Loan Agreement with a lender, as subsequently amended in March 2015, January 2016, March 2017, July 2017, August 2018, October 2018, and April 2019. As of March 31, 2019, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on a calculation of the prime rate less 5.25% with a minimum interest rate of 8.25%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock.  The Loan Agreement also contains prepayment penalties and an end of term charge.  Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

No end of term charges or principal payments were paid during the three months ended March 31, 2019.  Under the terms of the amendment in April 2019, principal payments were delayed until 2021 (Note 16). Under the amended Loan Agreement, the remaining outstanding principal will be paid upon maturity of the note in 2021 (Note 16). As of March 31, 2019, the remaining loan balance is classified as a long term liability since all principal payments are due greater than twelve months after the balance sheet date.

As of March 31, 2019, debt payment obligations due based on principal payments are as follows (in thousands):

2019	$—
2020	—
2021	7,763
$7,763

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was less than $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

The Company added $5.3 million of leasehold improvements related to the new lease.

12. Collaboration and license arrangements

Joint development and license agreement

The JDLA with bioMérieux, a related party, was amended in 2016 (the JDLA).  Following the amendment, a total of $3.2 million of consideration was assigned to the deliverables and collaboration activities outlined in the Amended JDLA. The consideration of $3.2 million will be recognized over the performance period which began in the fourth quarter 2016. On September 6, 2018, bioMérieux notified the Company that it was terminating the Amended JDLA, forfeiting any future IVD licensing rights to the Company’s Simoa technology and enabling the Company to consolidate and regain control of all Simoa IVD licensing and IP rights. As a result of the termination, the Company immediately recognized $1.6 million in deferred revenue related to the agreement.

Evaluation and option agreements and license agreement

In 2015, the Company entered into three agreements, for three separate fields, with a diagnostic company for the evaluation of the Company’s Simoa technology. These agreements each allowed for the option to negotiate a license agreement. In return, the Company received non-refundable payments totaling $2.0 million. In December 2016, the diagnostic company exercised one of its options and the parties entered into a non-exclusive license agreement in one of the fields. This agreement has a one-time non-refundable license fee of $1.0 million and the right to receive running low single digit royalties on licensed products. The negotiation periods for the other two agreements were extended and the negotiations remain ongoing.

Upon execution of the license in one of the fields in December 2016, the $1.0 million license fee, in addition to the $0.8 million allocated to the option for this field, resulted in a total of $1.8 million of consideration being recognized as revenue as there were no remaining undelivered performance obligations. In December 2018, the Company entered into an option agreement for the rights to negotiate an exclusive license in this field with the diagnostic company. In exchange for the rights to negotiate an exclusive agreement, the Company will receive $0.5 million in consideration. As the right to negotiate with the Company has not been executed, the consideration from this agreement is deferred until the sooner of the execution of the contract or the end of the option period. Because the negotiations remain ongoing with respect to the other two fields and the options have not been exercised, the consideration allocated to these options of $1.7 million has been deferred and is recorded as deferred revenue as of March 31, 2019 and December 31, 2018.

13. Employee benefit plans

The Company sponsors a 401(k) savings plan for its employees The Company may make discretionary contributions for each 401(k) plan year. During the three months ended March 31, 2019, the Company made contributions of $0.1 million and during the three months ended March 31, 2018, the Company did not make any contribution.

14. Goodwill and Acquired Intangible Assets

As of March 31, 2019, the carrying amount of goodwill was $1.3 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2018	$1.3
Goodwill acquired	—
Balance as of March 31, 2019	$1.3

Purchased intangible assets consist of the following (in thousands):

	Estimated	March 31, 2019
	Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	7	$1,650	$(471)	$1,179
Customer relationships	10	1,250	(261)	989
Trade names	3	50	(20)	30
Total		$2,950	$(752)	$2,198

The Company recorded amortization expense of $0.2 million and $0.1 million, for the three months ended March 31, 2019 and 2018, respectively.  Amortization relating to developed technology is recorded within research and development expense, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names is recorded within general and administrative expenses.

Future estimated amortization expense of acquired intangibles as of March 31, 2019 is as follows (in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2019	$431
2020	500
2021	403
2022	320
2023	238
Thereafter	306
$2,198

15. Related party transactions

bioMérieux is a customer and also a holder of the Company’s common stock. bioMérieux formerly also had a designee on the Company’s Board of Directors. On September 6, 2018, bioMérieux notified the Company that it was terminating the Amended JDLA. The termination of the agreement resulted in the immediate recognition of the remaining deferred revenue. The Company recognized revenue from bioMérieux related to the Amended JDLA of $0.0 million and $0.3 million in the three months ended March 31, 2019 and 2018, respectively.

The Company entered into the License Agreement for certain intellectual property with Tufts. Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. During the three months ended March 31, 2019 and 2018, the

Company recorded royalty expense of $0.2 million and $0.1 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2017, Harvard University became a related party. Revenue recorded from sales to Harvard University were less than $0.1 million for each of the three months ended March 31, 2019 and 2018.

16. Subsequent events

On April 15, 2019, the Company signed Amendment 7 to the Loan Agreement, which extends the interest only payment period through July 1, 2021 and also extends the maturity date until October 1, 2021. As part of this Amendment 7 a “2019 End of Term Fee” for $50,000 was added to the Loan Agreement due on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that the Company prepays the outstanding Secured Obligations and (iii) the date that the Secured Obligations become due and payable. In addition, the Company is required to pay the loan principal in five equal installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Special Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 or other filings that we make with the SEC.

Overview

We are a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. Our platforms are based on our proprietary digital “Simoa” detection technology. Our Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations and have been discovered using technologies such as mass spectrometry. These capabilities provide our customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. We believe this greater insight will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention. We are currently focusing on protein detection, which we believe is an area of significant unmet need and where we have significant competitive advantages. However, in addition to enabling new applications and insights in protein analysis, we are also developing our Simoa bead-based technology to detect nucleic acids in biological samples.

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

On January 30, 2018, we acquired Aushon Biosystems, Inc. for $3.2 million in cash, with an additional payment of $0.8 million made in July 2018, six months after the acquisition date. With the acquisition of Aushon, we acquired a CLIA certified laboratory, as well as Aushon’s proprietary sensitive planar array detection technology. Leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms, we further refined this planar array technology to develop the SP-X instrument to provide the same Simoa sensitivity found in our Simoa bead-based platform. We initiated an early-access program for the SP-X instrument in January 2019, with the full commercial launch commenced in April 2019.

As of March 31, 2019, we had cash and cash equivalents of $34.0 million. Since inception, we have incurred net losses. Our net loss was $31.5 million, $27.0 million, and $23.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $9.4 million and $7.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $184.9 million and stockholders’ equity of $34.2 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

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

•                                          add operational, financial and management information systems; and

•                                          incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	Three months ended March 31, 2019	% of revenue	Three months ended March 31, 2018	% of revenue	$ change	% change
Product revenue	$9,547	77%	$4,745	63%	$4,802	101%
Service and other revenue	2,790	23%	2,507	33%	283	11%
Collaboration and license revenue	—	0%	269	4%	(269)	-100%
Total revenue	12,337	100%	7,521	100%	4,816	64%
Cost of goods sold:
Cost of product revenue	4,248	34%	2,773	37%	1,475	53%
Cost of service revenue	2,082	17%	1,576	21%	506	32%
Total costs of goods sold and services	6,330	51%	4,349	58%	1,981	46%
Gross profit	6,007	49%	3,172	42%	2,835	89%
Operating expense:					—
Research and development	3,852	31%	3,644	48%	208	6%
Selling, general and administrative	11,512	93%	6,691	89%	4,821	72%
Total operating expense	15,364	125%	10,335	137%	5,029	49%
Loss from operations	(9,357)	-76%	(7,163)	-95%	(2,194)	31%
Interest income (expense), net	21	0%	(24)	0%	45	-188%
Other income (expense), net	(47)	0%	(15)	0%	(32)	213%
Net loss before tax	(9,383)	-76%	(7,202)	-96%	(2,181)	30%
Tax	22	0%	—	0%	22	100%
Net loss	$(9,405)	-76%	$(7,202)	-96%	$(2,203)	31%

Revenue

Revenue increased by $4.8 million, or 64%, to $12.3 million for the three months ended March 31, 2019 as compared to $7.5 million for the three months ended March 31, 2018. Product revenue consisted of primarily sales of instruments totaling $3.4 million and sales of consumables and other products of $6.1 million for the three months ended March 31, 2019. Product revenue consisted of sales of instruments totaling $2.0 million and sales of consumables and other products totaling $2.7 million for the three months ended March 31, 2018. The increase in product revenue of $4.8 million was primarily due to the sale of more instruments and increased sales of consumables in the three months ended March 31, 2019. The installed base of instruments increased from March 31, 2018 to March 31, 2019, and as these additional instruments were used by customers, the consumable sales increased. The increase in service and other revenue of $0.3 million was due to increased services performed in our Accelerator Laboratory. We had no collaboration and license revenue in the three months ended March 31, 2019  as compared to the $0.3 million of revenue related to the collaboration arrangement with bioMérieux in the three months ended March 31, 2018. We adopted ASC 606 as of January 1, 2019 and note it did not have a material impact on revenue in the first quarter of 2019.

Cost of Product, Services and Other Revenue

Cost of product revenue increased by $1.5 million, or 53%, to $4.2 million for the three months ended March 31, 2019 as compared to $2.8 million for the three months ended March 31, 2018. The increase was primarily due to increased sales of consumables and instruments. Cost of service revenue increased to $2.1 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue decreased to 51% of total revenue for the three months ended March 31, 2019 as compared to 58% for the three months ended March 31, 2018, primarily as a result of decreased costs associated with the decrease in cost to produce products.

Research and Development Expense

Research and development expense increased slightly by $0.2 million, or 6%, to $3.9 million for the three months ended March 31, 2019 as compared to $3.6 million for the three months ended March 31, 2018. The increase was primarily due to the further development of consumables and the SP-X instrument for which development was completed in the first quarter of 2019. In addition, the increased headcount in research and development contributed to the increase in research and development expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $4.8 million, or 72%, to $11.5 million for the three months ended March 31, 2019 as compared to $6.7 million for the same period in 2018. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, public company costs, the lease for the new headquarters, transaction fees and amortization of intangibles associated with the Aushon acquisition, and stock compensation expense.

Interest and Other Expense, Net

Interest and other expense, net decreased slightly to less than $0.1 million for the three months ended March 31, 2019 as compared to less than $0.1 million for the same period in 2018, primarily due to the interest income earned on cash equivalents.

Liquidity and Capital Resources

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

In July 2017, we signed Amendment 4 to the Loan Agreement, which capped the “Term Loan Interest Rate” with respect to the 2017 Term Loan Advance only at 10%. Amendment 4 to the Loan Agreement did not change or affect any other element of the Loan Agreement or the Term Loan Advance.

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

In October 2018, we signed Amendment 6 to the Loan agreement, which amends the Loan Agreement’s collateral clause to exclude the $1 million certificate of deposit associated with the lease on our new headquarters in Billerica, Massachusetts. The Loan Agreement and amendments contain end of term payments and are recorded in the debt accounts. $0.5 million of end of term payments were paid in the year ended December 31, 2018.

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

On April 15, 2019, we entered into Amendment 7 to the Loan Agreement, which extends the interest only payment period through July 1, 2021 and also extends the maturity date until October 1, 2021. As part of the Amendment 7, a “2019 End of Term Fee” for $50,000  was added to the Loan Agreement. In addition, we are required to pay the loan principal in five equal installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021.

Debt principal repayments, including the end of term fees, due as of March 31, 2019 are (in thousands):

Years ending December 31:
Remainder 2019	$0
2020	7,838
$7,838

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(5,352)	$(10,061)
Net cash used in investing activities	(5,917)	(3,449)
Net cash (used in) provided by financing activities	831	(941)
Net decrease in cash and cash equivalents	$(10,438)	$(14,451)

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

Net cash used in operating activities was $5.4 million during the three months ended March 31, 2019. The net loss of $9.4 million includes non-cash charges of $1.3 million of stock-based compensation expense and $0.4 million of depreciation and amortization. Cash used as a result of changes in operating assets and liabilities of $2.3 million was primarily due to an increase in inventory of $1.8 million, a decrease in accounts payable of $1.3 million and a decrease in accrued compensation and benefits, other accrued expenses and other current liabilities of $0.3 million and an increase in accounts receivable of $0.5 million. In addition, $6.1 million increase due to changes in other non current liabilities primarily related to our new lease.

Net cash used in operating activities was $10.1 million during the three months ended March 31, 2018. Net cash used in operating activities primarily consisted of the net loss of $7.2 million, and a decrease in accounts payable and accrued compensation and benefits, other accrued expenses and other current liabilities expenses of $2.6 million.  Other cash outflows including an increase in inventory of $0.9 million, an increase of prepaid and other expenses of $0.9 million and a decrease in deferred revenue of $0.5 million are primarily offset by a decrease in accounts receivable of $1.1 million, non-cash stock compensation expense of $0.6 million and other non-cash adjustments of $0.3 million.

Net Cash Used in Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure and work force. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.

We used $5.9 million of cash in investing activities during the three months ended March 31, 2019 consisting of cash paid in for purchases of capital equipment to support our infrastructure. The significant increase was related to the leasehold improvements for new headquarters, which is a component of our lease agreement.

We used $3.4 million of cash in investing activities during the three months ended March 31, 2018 consisting of cash paid in the acquisition of Aushon, net of cash acquired and for purchases of capital equipment to support our infrastructure.

Net Cash (Used in) Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our convertible preferred stock and borrowings from credit facilities, the sale of shares of our common stock in our IPO and revenues from our commercial operations.

Financing activities provided $0.8 million of cash during the three months ended March 31, 2019, which was primarily from proceeds of common stock option exercises of $0.5 million and stock purchases through our 2017 ESPP of $0.3 million.

We used $0.9 million of cash in financing activities during the three months ended March 31, 2018, which was primarily used in payments of outstanding debt of $1.0 million, which was partially offset by proceeds of common stock option exercises of $0.1 million.

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

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements at least through the second quarter of 2020. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings. We previously filed a universal shelf registration statement on Form S-3 with the SEC pursuant to which we registered for sale $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units, including $50 million of our common stock in an at-the-market offering under a sales agreement with Cowen and Company, LLC, from time to time and at prices and on terms that we may determine. The new shelf registration statement has not yet been declared effective, but, when it becomes effective, the registration statement will remain effective for up to three years from the effective date. Our issuance and sale, if any, of securities under the registration statement or the sales agreement is subject to the effectiveness of such registration statement. We make no assurances as to if or when the registration statement will become effective or, if it does become effective, as to the continued effectiveness of the registration statement. This report shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the sales agreement or any securities under the registration statement, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Critical Accounting Policies, Significant Judgements and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of assets and liabilities in our financial statements and accompanying notes. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition and stock-compensation. We base estimates and assumptions on historical experience when available and on various factors that we determined to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgements and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates as disclosed therein, with the exception of our adoption of recent accounting pronouncements, as discussed below.

Recent Accounting Pronouncements

We adopted ASC 606, “Revenue Recognition — Revenue from Contracts with Customers” and its related amendment. See Notes 2 and 3 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Contractual Obligations and Commitments

As of March 31, 2019, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

On April 15, 2019, we signed Amendment 7 to the Loan Agreement, which extends the interest only payment period through July 1, 2021 and also extends the loan the maturity date until October 1, 2021. We are required to pay the loan principal in five equal installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2019, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

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

We received approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. As of March 31, 2019, we had used approximately $31.5 million of the net proceeds from the offering for: operating expenses, capital investments, debt payments and the acquisition of Aushon. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 7, 2017 pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1+		Letter Agreement, dated February 14, 2019, between the Registrant and Amol Chaubal.	X

10.2		Sales Agreement, dated March 19, 2019, by and between the Registrant and Cowen & Company, LLC.		S-3	3/19/2019	333-230399

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: May 10, 2019	By:	/s/ E.Kevin Hrusovsky
E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer (principal executive officer)

Dated: May 10, 2019	By:	/s/ Amol Chaubal
Amol Chaubal
Chief Financial Officer (principal financial and accounting officer)