Form 10-Q
period 2019-06-30
Quanterix Corp
filed 2019-08-06
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number: 001‑38319

QUANTERIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20‑8957988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

900 Middlesex Turnpike
Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 301‑9400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	QTRX	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐  Yes  ☒  No

As of July 31, 2019, the registrant had 25,165,086 shares of common stock, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$72,025	$44,429
Accounts receivable (less reserve for doubtful accounts of $59 and $36 as of June 30, 2019 and December 31, 2018, respectively; including $95 and $48 from related parties as of June 30, 2019 and December 31, 2018, respectively)	9,134	6,792
Inventory	8,850	5,945
Prepaid expenses and other current assets	2,377	2,330
Total current assets	92,386	59,496
Restricted cash	1,026	1,000
Property and equipment, net	12,082	2,923
Intangible assets, net	2,054	2,348
Goodwill	1,308	1,308
Other non-current assets	552	536
Total assets	$109,408	$67,611
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $11 and $36 to related parties as of June 30, 2019 and December 31, 2018, respectively)	$3,510	$5,110
Accrued compensation and benefits	4,150	4,449
Other accrued expenses (including $207 and $226 to related parties as of June 30, 2019 and December 31, 2018, respectively)	4,019	3,129
Deferred revenue (including $17 and $33 with related parties as of June 30, 2019 and December 31, 2018, respectively)	5,186	5,437
Current portion of long term debt	75	—
Other current liabilities	78	—
Total current liabilities	17,018	18,125
Deferred revenue, net of current portion	374	520
Long term debt, net of current portion	7,544	7,623
Other non-current liabilities	9,727	278
Total liabilities	34,663	26,546
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of June 30, 2019 and December 31, 2018; issued and outstanding — 24,894,019 and 22,369,036 shares as of June 30, 2019 and December 31, 2018, respectively	25	22
Additional paid-in capital	270,136	216,931
Accumulated deficit	(195,416)	(175,888)
Total stockholders’ equity	74,745	41,065
Total liabilities and stockholders’ equity	$109,408	$67,611

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue (including related party activity of $126 and $43 for the three months ended June 30, 2019 and 2018, respectively, and $205 and $136 for the six months ended June 30, 2019 and 2018, respectively)	$8,776	$5,200	$18,322	$9,945
Service and other revenue (including related party activity of $19 and $58 for the three months ended June 30, 2019 and 2018, respectively, and $42 and $97 for the six months ended June 30, 2019 and 2018, respectively)	4,760	3,174	7,550	5,682
Collaboration and license revenue (including related party activity of $0 and $269 for the three months ended June 30, 2019 and 2018, respectively, and $0 and $537 for the six months ended June 30, 2019 and 2018, respectively)	—	269	—	537
Total revenue	13,536	8,643	25,872	16,164
Costs of goods sold:
Cost of product revenue (including related party activity of $35 and $47 for the three months ended June 30, 2019 and 2018, respectively, and $70 and $122 for the six months ended June 30, 2019 and 2018, respectively; including stock compensation of $27 and $19 for the three months ended June 30, 2019 and 2018, respectively, and $44 and $29 for the six months ended June 30, 2019 and 2018, respectively)	4,455	2,945	8,704	5,718
Cost of services and other revenue (including stock compensation of $57 and $51 for the three months ended June 30, 2019 and 2018, respectively, and $117 and $83 for the six months ended June 30, 2019 and 2018, respectively)	2,150	1,725	4,232	3,301
Total costs of goods sold and services	6,605	4,670	12,936	9,019
Gross profit	6,931	3,973	12,936	7,145
Operating expense:
Research and development (including stock compensation of $180 and $138 for the three months ended June 30, 2019 and 2018, respectively, and $348 and $209 for the six months ended June 30, 2019 and 2018, respectively)	4,016	3,705	7,868	7,349
Selling, general and administrative (including stock compensation of $1,337 and $682 for the three months ended June 30, 2019 and 2018, respectively, and $2,376 and $1,205 for the six months ended June 30, 2019 and 2018, respectively)	13,429	7,579	24,941	14,271
Total operating expenses	17,445	11,284	32,809	21,620
Loss from operations	(10,514)	(7,311)	(19,873)	(14,475)
Interest income (expense), net	42	16	64	(9)
Other income (expense), net	(68)	(48)	(115)	(61)
Loss before income tax	(10,540)	(7,343)	(19,924)	(14,545)
Income tax provision	23	—	44	—
Net loss	$(10,563)	$(7,343)	$(19,968)	$(14,545)
Net loss per share, basic and diluted	$(0.46)	$(0.34)	$(0.88)	$(0.67)
Weighted-average common shares outstanding, basic and diluted	23,213,653	21,890,978	22,820,502	21,840,074

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(19,968)	$(14,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	953	609
Stock-based compensation expense	2,885	1,526
Non-cash interest expense	46	99
Loss on disposal of fixed assets	14	—
Changes in operating assets and liabilities:
Accounts receivable	(2,296)	2,223
Prepaid expenses and other assets	302	(681)
Inventory	(2,905)	(1,087)
Other non-current assets	2	—
Accounts payable	(1,600)	(626)
Accrued compensation and benefits, other accrued expenses and other current liabilities	669	(957)
Contract acquisition costs	(60)	—
Other non-current liabilities	9,448	—
Deferred revenue	(310)	(531)
Net cash used in operating activities	(12,820)	(13,970)
Investing activities
Purchases of property and equipment	(9,830)	(690)
Acquisitions, net of cash acquired	—	(3,001)
Net cash used in investing activities	(9,830)	(3,691)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	(53)
Proceeds from stock options exercised	1,910	381
Net proceeds from at-the-market offering	48,019	—
Proceeds from ESPP purchase	393	—
Payments on notes payable	(50)	(1,875)
Net cash provided by (used in) financing activities	50,272	(1,547)
Net increase (decrease) in cash and cash equivalents	27,622	(19,208)
Cash, restricted cash, and cash equivalents at beginning of period	45,429	79,682
Cash, restricted cash, and cash equivalents at end of period	$73,051	$60,474
Supplemental cash flow information
Cash paid for interest	$160	$347
Purchases of property and equipment included in accounts payable	$279	$29
Purchases of property and equipment included in other non-current liabilities	$8,057	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$72,025	$60,474
Restricted cash	$1,026	$—
Total cash, cash equivalents, and restricted cash	$73,051	$60,474

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

			Additional paid-in		Total stockholders’
	Common stock shares	Common stock value	capital	Accumulated deficit	equity
Balance at March 31, 2019	22,491,447	$23	$219,045	$(184,853)	$34,215
Exercise of common stock warrants	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	216,409	—	1,408	—	1,408
Sale of common stock in at-the-market offering	2,186,163	2	48,017	—	48,019
ESPP stock purchase	—	—	65	—	65
Stock-based compensation expense	—	—	1,601	—	1,601
Net loss	—	—	—	(10,563)	(10,563)
Balance at June 30, 2019	24,894,019	$25	$270,136	$(195,416)	$74,745

			Additional paid-in		Total stockholders’
	Common stock shares	Common stock value	capital	Accumulated deficit	equity
Balance at March 31, 2018	21,823,282	22	210,863	(151,554)	59,331
Exercise of common stock options and vesting of restricted stock	157,399	—	297	—	297
Stock-based compensation expense	—	—	890	—	890
Net loss	—	—	—	(7,343)	(7,343)
Balance at June 30, 2018	21,980,681	$22	$212,050	$(158,897)	$53,175

			Additional paid-in		Total stockholders’
	Common stock shares	Common stock value	capital	Accumulated deficit	equity
Balance at December 31, 2018	22,369,036	$22	$216,931	$(175,888)	$41,065
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	440	440
Exercise of common stock options and vesting of restricted stock	318,770	1	1,910	—	1,911
Shares sold in ATM Offering	2,186,163	2	48,017	—	48,019
ESPP stock purchase	20,050	—	393	—	393
Stock-based compensation expense	—	—	2,885	—	2,885
Net loss	—	—	—	(19,968)	(19,968)
Balance at June 30, 2019	24,894,019	$25	$270,136	$(195,416)	$74,745

			Additional paid-in		Total stockholders’
	Common stock shares	Common stock value	capital	Accumulated deficit	equity
Balance at December 31, 2017	21,707,041	22	210,196	(144,352)	65,866
Exercise of common stock warrants	16,718	—	—	—	—
Exercise of common stock options and vesting of restricted stock	256,922	—	381	—	381
Sale of common stock in at-the-market offering	—	—	(53)	—	(53)
Stock-based compensation expense	—	—	1,526	—	1,526
Net loss	—	—	—	(14,545)	(14,545)
Balance at June 30, 2018	21,980,681	$22	$212,050	$(158,897)	$53,175

See accompanying notes

Quanterix Corporation

Notes to condensed consolidated financial statements

(Unaudited)

1. Organization and operations

Quanterix Corporation (Nasdaq: QTRX) (the Company) is a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. The Company's platforms are based on its proprietary digital "Simoa" detection technology. The Company's Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations and have been discovered using technologies such as mass spectrometry. These capabilities provide the Company's customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. The Company is currently focusing on protein detection, but is also developing its bead-based technology to detect nucleic acids in biological samples.

The Company currently markets the Simoa HD-1, a fully automated immunoassay bead-based platform with multiplexing and custom assay capability, and related assay test kits and consumable materials. The Company launched a second bead-based immunoassay platform (SR-X) in the fourth quarter of 2017 with a more compact footprint than the Simoa HD-1 and less automation designed for lower volume requirements while still allowing multiplexing and custom assay capability. The Company initiated an early-access program for its third instrument (SP-X) on the new Simoa planar array platform in January 2019, with the full commercial launch commencing in April 2019. This compact instrument has the ability to reach a 10 plex and has custom assay capability. The Company also performs research services on behalf of customers to apply the Simoa technology to specific customer needs. The Company's customers are primarily in the research use only market, which includes academic and governmental research institutions, the research and development laboratories of pharmaceutical manufacturers, contract research organizations, and specialty research laboratories.

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

The Company believes that its existing unrestricted cash and cash equivalents of approximately $73.1 million at June 30, 2019 will be sufficient to allow the Company to fund its current operating plan through at least twelve months from the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019. The Company may require additional financing in the future to fund working capital and pay its obligations as they come due. Additional financing might include issuance of equity securities, debt, cash from collaboration agreements or a combination of these. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms favorable to the Company.

At-the-market offering

On March 19, 2019, the Company entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent.

On June 5, 2019, the Company issued approximately 2.2 million shares of common stock at an average stock price of $22.73 per share pursuant to the terms of the Sales Agreement. The at-the-market offering resulted in gross proceeds of $49.7 million. The Company incurred $1.7 million in issuance costs associated with the at-the-market offering, resulting in net proceeds to the Company of $48.0 million.

Basis of presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of our management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 18, 2019 (the 2018 Annual Report on Form 10-K). The consolidated financial information as of December 31, 2018 has been derived from the audited 2018 consolidated financial statements included in the Company’s 2018 Annual Report on Form 10‑K.

2. Significant accounting policies

Principles of consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Quanterix Corporation and its wholly‑owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In making those estimates and assumptions, the Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. The Company’s significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, fair value of equity instruments and notes receivable, fair value of assets acquired and liabilities assumed in acquisitions, valuation allowances recorded against deferred tax assets, and stock‑based compensation. Actual results could differ from those estimates.

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

Restricted cash

Restricted cash primarily represents collateral for a letter of credit issued as security for the lease for the Company’s new headquarters. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from June 30, 2019.

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

On January 1, 2019, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method.  Under ASC 606, revenue is recognized upon the transfer of control of goods or services to customers and reflects the amount of consideration to which an entity expects to be entitled in exchange for those goods or services.  The adoption of ASC 606 has been applied to customer contracts that were not completed as of January 1, 2019, and did not materially change the pattern of revenue recognition for its current customer contracts.  The Company's consolidated financial statements for the prior-year period have not been revised and are reflective of the revenue recognition requirements which were in effect for that period.

The Company recorded an adjustment to the accumulated deficit of $0.4 million as of January 1, 2019 for the cumulative effect primarily related to the deferral of sales commissions.

In accordance with the reporting requirements of ASC 606, the disclosure of the impact on the Company's consolidated balance sheet and statement of operations, as a result of adopting the provisions of ASC 606, was as follows (in thousands):

						Prior to
						adoption of
	As		Adjusted under	As reported		ASC 606
	reported		ASC 606	June 30,		June 30,
	December 31, 2018	Adjustments	January 1, 2019	2019	Adjustments	2019
Assets:
Accounts receivable	$6,792	$47	$6,839	$9,134	$—	$9,134
Prepaid expenses and other current assets	2,330	288	2,618	2,377	35	2,342
Other non-current assets	536	19	555	552	—	552

Liabilities:
Deferred revenue	5,437	43	5,394	5,186	234	5,420
Deferred revenue, net of current portion	520	43	477	374	33	407

Stockholders’ equity:
Accumulated deficit	$(175,888)	$(440)	$(175,448)	$(195,416)	$(302)	$(195,718)

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
			Under ASC			Under ASC
	Under ASC 606	Adjustment	605	Under ASC 606	Adjustment	605
Product revenue	$8,776	$(16)	$8,760	$18,322	$(49)	$18,273
Service revenue	4,760	26	4,786	7,550	131	7,681
COGS	6,605	2	6,607	12,936	3	12,939
Gross profit	6,931	8	6,939	12,936	79	13,015
Selling general and administrative expenses	13,429	35	13,464	24,941	59	25,000
Net loss	$(10,563)	$(27)	$(10,590)	$(19,968)	$20	$(19,948)

The adoption of ASC 606 is discussed in further detail in Note 3.

The Company adopted accounting standards update (ASU) 2016-01, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using the net asset value per share or its equivalent, the Company has elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. This election is made for each investment separately and is reassessed at each reporting period as to whether the investment continues to qualify for this election. Additionally, at each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The adoption of this standard did not have a material effect.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-02), which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease.  Under ASU 2016-02, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. ASU 2016-02 is effective for the Company for the year ending December 31, 2020. Early adoption is permitted.  In 2018, the FASB modified ASU 2016-02 by issuing ASU 2018-01 and ASU 2018-11, which collectively added two practical expedients, provided a second modified retrospective transition method which does not require retrospective adjustment of prior periods, and provided certain narrow scope improvements to ASU 2016-02. The Company is currently evaluating the expected impact of ASU 2016-2 on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments  — Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for the Company beginning in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the expected impact of ASU 2016-13 on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect adoption of this ASU to be material to its financial statements.

There have been no other material changes to the significant accounting policies and recent accounting pronouncements previously disclosed in the 2018 Annual Report on Form 10‑K.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type:

	Three Months Ended				Six Months Ended
	June 30, 2019				June 30, 2019
(in thousands)	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$1,159	$893	$651	$2,703	$2,556	$2,038	$1,525	$6,119
Consumable and other products	3,655	2,095	323	6,073	7,274	4,183	747	12,204
Totals	$4,814	$2,988	$974	$8,776	$9,830	$6,221	$2,271	$18,322

Service and other revenues
Service-type warranties	$814	$300	$28	$1,142	$1,503	$534	$65	$2,102
Research services	2,771	223	213	3,207	4,275	223	213	4,711
Other services	200	209	2	411	401	317	19	737
Totals	$3,785	$732	$243	$4,760	$6,179	$1,074	$297	$7,550

The Company’s contracts with customers may include promises to transfer multiple products and services to a customer.  The Company will combine any performance obligations that are immaterial with one or more other performance obligations that are material to the contract. For arrangements with multiple performance obligations, the Company allocates the contract transaction price, including discounts, to each performance obligation based on its relative standalone selling price.  Judgment is required to determine the standalone selling price for each distinct performance obligation.  The Company determines standalone selling prices based on prices charged to customers in observable transactions, and uses a range of amounts to estimate standalone selling prices for each performance obligation.  The Company may have more than one range of standalone selling price for certain products and services based on the pricing for different customer classes.

Variable consideration in the Company’s contracts primarily relates to (i) sales- and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (ii) certain non-fixed fee research services contracts.  ASC 606 provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- or usage-based royalty will be recognized in the period the underlying transaction occurs.  The Company has not recorded any sales- or usage-based royalty revenue for the three and six months ended June 30, 2019.

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2019 is $5.6 million. Of the performance obligations not yet satisfied or are partially satisfied,  $5.2 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $5.6 million principally consists of $3.0 million billed for undelivered services related to initial and extended service-type warranties and research services, as well as $1.7 million related to undelivered licenses of intellectual property for a diagnostics company (see Note 12 below).

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Six Months Ended June 30, 2019
Balance at December 31, 2018	$5,957
606 adoption adjustment	(86)
Deferral of revenue	1,791
Recognition of deferred revenue	(2,102)
Balance at June 30, 2019	$5,560

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company.  The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Six Months Ended June 30, 2019
Balance at December 31, 2018	$—
606 adoption adjustment	307
Deferral of costs to obtain a contract	450
Recognition of costs to obtain a contract	(392)
Balance at June 30, 2019	$365

The Company has classified the balance of capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of January 1, 2019 and June 30, 2019 and classifies the expense as a component of cost of goods sold and selling, general and administrative expense over the estimated life of the contract. The Company considers potential impairment in these amounts each period.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of January 1, 2019 or June 30, 2019.

The Company has elected to account for the shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

4. Net loss per share

Basic net loss per common share is calculated by dividing the net loss by the weighted‑average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted‑average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury‑stock and if‑converted methods. For purposes of the diluted net loss per share calculation, unvested restricted common stock, restricted stock units, stock options, and warrants are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti‑dilutive and therefore basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti‑dilutive (in common stock equivalent shares):

	June 30,
	2019	2018
Unvested restricted common stock and restricted stock units	436,985	150,843
Outstanding stock options	2,640,072	2,543,478
Outstanding warrants	76,041	76,041
Total	3,153,098	2,770,362

As of June 30, 2019 and 2018, the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock to a vendor if a contract is terminated prior to a minimum purchase commitment being met. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

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

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three‑tier fair value hierarchy that distinguishes between the following:

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

Fair value measurements as of June 30, 2019 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$43,266	$43,266	$—	$—
Note receivable	150	—	—	150
	$43,416	$43,266	$—	$150

Fair value measurements as of December 31, 2018 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$42,608	$42,608	—	$—
Note receivable	150	—	—	150
	$42,758	$42,608	—	$150

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$3,717	$1,546
Work in process	2,334	2,331
Finished goods	2,799	2,068
Total	$8,850	$5,945

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

The preferred stock investment is recorded on a cost basis in other non-current assets on the accompanying balance sheets as the Company does not have a controlling interest, does not have the ability to exercise significant influence over the privately held company, and the fair value of the equity investment is not readily determinable.  The Company performs an impairment analysis at each reporting period to determine if there is any readily available fair value information that would indicate an impairment. The Company has determined there was no impairment during the six months ended June 30, 2019 or in any prior period.

The convertible note is held as an available-for-sale investment, which is carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reporting stockholders equity. When determining the estimated fair value of the convertible notes, the Company used a commonly accepted valuation methodology.

Equity investments that do not result in consolidation and are not accounted for under the equity method are measured at fair value, with any changes in fair value recognized in net income. For any such investments that do not have readily determinable fair values, the Company elects the measurement alternative to measure the investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

8. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued inventory	$1,320	$599
Accrued royalties	472	323
Accrued professional services	884	723
Accrued development costs	733	795
Accrued other	610	689
Total accrued expenses	$4,019	$3,129

9. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

The Company issued no warrants during the six months ended June 30, 2019 and had 76,041 warrants outstanding as of June 30, 2019.

Stock-based compensation

Stock‑based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of product revenue	$27	$19	$44	$29
Cost of service and other revenue	57	51	117	83
Research and development	180	138	348	209
General and administrative	1,337	682	2,376	1,205
Total	$1,601	$890	$2,885	$1,526

As of June 30, 2019, under the 2007 Stock Option and Grant Plan (the 2007 Plan), options to purchase 1,383,218  shares of common stock were outstanding and no shares of common stock were available for future awards. In connection with the completion of the IPO, the Company terminated the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non‑qualified stock options, restricted stock, and other stock‑based awards. As of June 30, 2019, the 2017 Plan allowed for the issuance of up to 1,042,314 shares or options to purchase shares of common stock plus up to 2,490,290 shares of common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan becomes effective. As of June 30, 2019, under the 2017 Plan, options to purchase 1,256,854 shares of common stock were outstanding. The 2017 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in fiscal year 2019 and ending in fiscal year 2027. The annual increase in the number of shares shall be equal to the lowest of: 4% of the number of shares of common stock outstanding as of such date; and an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 Plan increased by 894,761 on January 1, 2019 due to this provision. As of June 30, 2019,  304,488 shares were available for grant under the 2017 Plan.

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). The 2017 ESPP contains an “evergreen” provision, which allows for an increase on the first day of each fiscal year beginning with fiscal year 2018. The increase in the number of shares shall be equal to the lowest of: 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 ESPP increased by 223,690 on January 1, 2019 due to this provision. As of June 30, 2019, the 2017 ESPP allowed for the issuance of up to 649,233 shares of common stock and 629,173 shares were available for grant under the 2017 ESPP.

Stock options

Under the 2007 Plan and the 2017 Plan, stock options may not be granted with exercise prices of less than fair market value on the date of the grant. Options generally vest ratably over a four‑year period with 25% vesting on the first anniversary and the remaining 75% vesting ratably on a monthly basis over the remaining three years. These options expire ten years after the grant date. Activity under the 2007 Plan and the 2017 Plan was as follows:

		Weighted-average	Remaining contractual	Aggregate intrinsic value
	Options	exercise price	life (in years)	(in thousands)
Outstanding at December 31, 2018	2,476,911	$9.65	7.73	22,108
Granted	643,732	$22.58
Exercised	(261,872)	$7.29
Cancelled	(218,699)	$11.44
Outstanding at June 30, 2019	2,640,072	$12.88	7.79	55,180
Vested and expected to vest at June 30, 2019	1,182,029	$7.25	6.35	31,373
Exercisable at June 30, 2019	2,640,072	$12.88	7.79	55,180

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the six months ended June 30, 2019 and 2018 was $8.64 and $8.43 per share, respectively. The expense related to awards granted to employees were $0.9 million and $1.6 million for the three and six months ended June 30, 2019, respectively.  The expense related to awards granted to employees were $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively. The intrinsic value of stock options exercised was $2.9 million and $4.1 million for the three and six months ended June 30, 2019, respectively. The intrinsic value of stock options exercised was $1.5 million and $2.5 million for the three and six months ended June 30, 2018, respectively. Activity related to non-employee awards was not material to the three and six months ended June 30, 2019 and 2018.

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. In December 2014, the Company issued 78,912 shares of restricted common stock to a director of the Company under the 2007 Plan. Under the terms of the agreement, shares of common stock issued are subject to a four-year vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four-year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted stock common stock awards were granted or vested during the six months ended June 30, 2019.

Restricted stock units

Restricted stock units (RSUs) represent the right to receive shares of common stock upon meeting specified vesting requirements. In the six months ended June 30, 2019, the Company issued 184,556 RSUs to employees of the Company under the 2017 Plan. Under the terms of the agreements, 104,965 of the RSUs issued are subject to a four-year vesting schedule with 25% vesting on the first anniversary of the grant date and the remaining vesting 75% ratably on a monthly basis over the remaining three years; 34,149 of the RSUs vest on December 31, 2019; 8,900 of the RSUs vested in equal amounts annually over four years; 31,732 of the RSUs vested equally over four years; and 4,810 vested immediately upon grant. A summary of RSU activity is as follows:

		Weighted-average
		grant date
		fair value
	Shares	per share
Unvested RSUs as of December 31, 2018	321,662	$15.84
Granted	184,556	$23.09
Vested	(55,088)	$16.61
Cancelled	(14,145)	$18.94
Unvested RSUs as of June 30, 2019	436,985	$18.69

The expense related to awards granted to employees and directors was $0.7 million and $1.2 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

At June 30, 2019, there was $7.6 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted‑average vesting period of 2.88 years.

10. Commitments and contingencies

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sub licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the three months ended June 30, 2019 and 2018, and six months ended June 30, 2019 and 2018, the Company recorded royalty expense of $0.2 million, $0.2 million, $0.4 million and $0.3 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss.

License commitment

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non‑exclusive, non‑sublicensable third party’s license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid‑single digit royalty. The Company is required to make mid‑single digit royalty payments on net sales of products and services which utilize the licensed technology. The Company must pay the greater of calculated royalties on net sales or an annual minimum royalty of $50,000. During each of the three months ended June 30, 2019 and 2018, and six months ended June 30, 2019 and 2018, the Company recorded royalty expense of less than $0.1 million in cost of product revenue on the consolidated statements of operations.

Lease commitments

During the year ended December 31, 2014, the Company entered into a lease agreement for the Company's corporate headquarters in Lexington, Massachusetts with a lease term that was to expire in June 2020; however, in

November 2018, the Company agreed to terminate the lease with the lessor effective May 31, 2019. The lease was terminated in connection with the Company signing a new lease in Billerica, Massachusetts. On October 2, 2018, the Company entered into a 137-month operating lease for the Company's new headquarters in Billerica, Massachusetts. The lease contains a period of free rent and escalating monthly rent payments. As part of the lease, the Company was required to enter into a $1.0 million Letter of Credit drawable by the lessor under specifically outlined conditions. The amount of the Letter of Credit will be reduced at 41 and 65 months after the commencement date of the lease to $750,000 and then $250,000, respectively. The $1.0 million Letter of Credit is recorded as restricted cash on the balance sheet.

In connection with the acquisition of Aushon in January 2018, the Company assumed the existing Aushon lease for facilities in Billerica, Massachusetts. In August 2018, the Company terminated the Aushon lease effective September 1, 2019. The Company was required to pay a termination fee no later than July 1, 2019 in consideration for the early termination, which was paid in February 2019.

Rent expense is recognized straight‑line over the course of the lease term. As of June 30, 2019, $1.9 million of deferred rent expense was recorded in other non‑current liabilities, and less than $0.1 million was recorded in other accrued expenses.  The table below includes committed lease expenditures related to the Company’s leases.

As of June 30, 2019, the minimum future rent payments under the lease agreements are as follows (in thousands):

2019	$565
2020	2,013
2021	3,290
2022	3,372
2023 and Forward	29,207
$38,447

The Company recorded $0.9 million, $0.4 million,  $1.9 million and $0.7 million in rent expense for the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019 and 2018, respectively.

Development and supply agreement

Through the Company’s development agreement with STRATEC Biomedical, as amended in December 2016, the parties agreed on additional development services for an additional fee, which is payable when the additional development is completed. A total of $11.7 million is payable to STRATEC upon completion of the development activities. This amount is being recorded to research and development expense and accrued expenses as the services are performed. The services were completed during the year ended December 31, 2018. Substantive efforts related to these additional development activities started in the first quarter of 2019 and are expected to continue through the second quarter of 2019.

The Company’s supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven‑year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs plus a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of June 30, 2019, assuming no additional commercial units were purchased, this fee would equal $10.7 million. The amount the Company could be obligated to pay under the minimum purchase commitment is reduced as each commercial unit is purchased. Also, if the Company terminates the supply agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of June 30, 2019 and December 31, 2018 was insignificant as there was a low probability of the warrants being issued.

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

11. Notes payable

Loan agreement

On April 14, 2014, the Company executed a Loan Agreement with a lender, as subsequently amended multiple times, most recently in April 2019. As of June 30, 2019, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on a calculation of the prime rate less 5.25% with a minimum interest rate of 8.25%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The Loan Agreement also contains prepayment penalties and an end of term charge. Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

No end of term charges or principal payments were paid during the six months ended June 30, 2019. On April 15, 2019, the Company signed Amendment 7 to the Loan Agreement, which extends the interest only payment period through July 1, 2021 and also extends the maturity date until October 1, 2021. As part of this Amendment 7 a “2019 End of Term Fee” for $50,000 was added to the Loan Agreement due on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that the Company prepays the outstanding Secured Obligations and (iii) the date that the Secured Obligations become due and payable. In addition, the Company is required to pay the loan principal in five equal installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021. As of June 30, 2019, the remaining loan balance is classified as a long term liability since all principal payments are due greater than twelve months after the balance sheet date.

As of June 30, 2019, debt payment obligations due based on principal payments are as follows (in thousands):

2019	$—
2020	—
2021	7,688
$7,688

Non‑cash interest expense related to debt discount amortization and accretion of end of term fees was less than $0.0 million,  $0.1 million, $0.0 million and $0.1 million for the three months ended June 30, 2019 and 2018, and six months ended June 30, 2019 and 2018, respectively.

12. Collaboration and license arrangements

Joint development and license agreement

The JDLA with bioMérieux, a related party, was amended in 2016 (the Amended JDLA).  Following the amendment, a total of $3.2 million of consideration was assigned to the deliverables and collaboration activities outlined in the Amended JDLA. The consideration of $3.2 million will be recognized over the performance period which began in the fourth quarter 2016. On September 6, 2018, bioMérieux notified the Company that it was terminating the Amended JDLA, forfeiting any future IVD licensing rights to the Company’s Simoa technology and enabling the Company to consolidate and regain control of all Simoa IVD licensing and IP rights. As a result of the termination, the Company immediately recognized $1.6 million in deferred revenue related to the agreement.

Evaluation and option agreements and license agreement

In 2015, the Company entered into three agreements, for three separate fields, with a diagnostic company for the evaluation of the Company’s Simoa technology. These agreements each allowed for the option to negotiate a license agreement. In return, the Company received non‑refundable payments totaling $2.0 million. In December 2016, the diagnostic company exercised one of its options and the parties entered into a non-exclusive license agreement in one of the fields. This agreement has a one‑time non‑refundable license fee of $1.0 million and the right to receive running low single digit royalties on licensed products. The negotiation periods for the other two agreements were extended and the negotiations remain ongoing.

Upon execution of the license in one of the fields in December 2016, the $1.0 million license fee, in addition to the $0.8 million allocated to the option for this field, resulted in a total of $1.8 million of consideration being recognized as revenue as there were no remaining undelivered performance obligations. In December 2018, the Company entered into an option agreement for the rights to negotiate an exclusive license in this field with the diagnostic company. In exchange for the rights to negotiate an exclusive agreement, the Company will receive $0.5 million in consideration. As the right to negotiate with the Company has not been executed, the consideration from this agreement is deferred until the sooner of the execution of the contract or the end of the option period. Because the negotiations remain ongoing with respect to the other two fields and the options have not been exercised, the consideration allocated to these options of $1.7 million has been deferred and is recorded as deferred revenue as of June 30, 2019 and December 31, 2018.

13. Employee benefit plans

The Company sponsors a 401(k) savings plan for its employees The Company may make discretionary contributions for each 401(k) plan year. During the three and six months ended June 30, 2019, the Company made contributions of $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2018, the Company did not make any contribution.

14. Goodwill and Acquired Intangible Assets

As of June 30, 2019, the carrying amount of goodwill was $1.3 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2018	$1,308
Goodwill acquired	—
Balance as of June 30, 2019	$1,308

Purchased intangible assets consist of the following (in thousands):

		June 30, 2019
		Gross		Net
	Estimated Useful	Carrying	Accumulated	Carrying
	Life (in years)	Value	Amortization	Value
Developed technology	7	$1,650	$(560)	$1,090
Customer relationships	10	1,250	(313)	938
Trade names	3	50	(24)	26
Total		$2,950	$(896)	$2,054

The Company recorded amortization expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively. Amortization relating to developed technology is recorded within research and development expense, amortization of customer relationships is recorded within sales and marketing expenses, and amortization of trade names is recorded within general and administrative expenses.

Future estimated amortization expense of acquired intangibles as of June 30, 2019 is as follows (in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2019	$287
2020	500
2021	403
2022	320
2023	238
Thereafter	306
$2,054

15. At-the-market offering

On March 19, 2019, the Company entered into the Sales Agreement with Cowen with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent.

On June 5, 2019, the Company issued approximately 2.2 million shares of common stock at an average stock price of $22.73 per share pursuant to the terms of the Sales Agreement. The at-the-market offering resulted in gross proceeds of  $49.7 million. The Company incurred $1.7 million in issuance costs associated with the at-the-market offering, resulting in net proceeds to the Company of $48.0 million.

16. Related party transactions

bioMérieux is a customer and also a holder of the Company’s common stock. bioMérieux formerly also had a designee on the Company’s Board of Directors. On September 6, 2018, bioMérieux notified the Company that it was terminating the Amended JDLA. The termination of the agreement resulted in the immediate recognition of the remaining deferred revenue. The Company recognized revenue from bioMérieux related to the Amended JDLA of less than $0.1 million, $0.3 million, less than $0.1 million and $0.5 million in the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, respectively.

The Company entered into the License Agreement for certain intellectual property with Tufts. Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. During the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, the Company recorded royalty expense of $0.2 million, $0.2 million, $0.4 million and $0.3 million, respectively, in cost of product revenue on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2017, Harvard University became a related party because a member of the Company’s Board of Directors is affiliated with Harvard University. Revenue recorded from sales to Harvard University were $0.1 million  and $0.1 million for the three and six months ended June 30, 2019, respectively.

17. Subsequent events

On August 1, 2019, the Company completed its acquisition of UmanDiagnostics AB, a Swedish company located in Umea, Sweden (Uman), for an aggregate contractual purchase price of $22.5 million, comprised of (i) $16.0 million in cash plus (ii) 191,154 shares of common stock (representing $6.5 million based on the average closing price of the Company’s common stock on the Nasdaq Global Market for the ten (10) trading days prior to June 26, 2019). The acquisition closed with respect to 95% of the outstanding shares of capital stock of Uman on July 1, 2019 and with respect to the remaining 5% of the outstanding shares of capital stock of Uman on August 1, 2019.

Uman supplies neurofiliment light (Nf-L) antibodies and ELISA kits, which are widely recognized by researchers and biopharmaceutical and diagnostics companies world-wide as the premier solution for the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions. With the acquisition of Uman, the Company has secured a long-term source of supply for a critical technology.

The Company will account for the acquisition of Uman as a purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of Uman will be recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company.

As of August 6, 2019, the preliminary purchase price allocation related to the acquisition of Uman is incomplete.  The Company has retained an independent valuation firm to assess the fair value of the identified intangible assets and certain tangible assets acquired and liabilities assumed and plans to file pro forma financial information with the SEC within the applicable time period. During the three and six months ended June 30, 2019, the Company incurred approximately $0.9 million in costs associated with the acquisition of Uman, which are recorded as selling, general, and administrative expenses within the consolidated statements of operations.

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

On August 1, 2019, we completed our acquisition of Uman for an aggregate purchase price of $22.5 million, comprised of (i) $16.0 million in cash plus (ii) 191,154 shares of our common stock (representing $6.5 million based on the average closing price of our common stock on the Nasdaq Global Market for the ten (10) trading days prior to June 26, 2019). The acquisition closed with respect to 95% of the outstanding shares of capital stock of Uman on July 1, 2019 and with respect to the remaining 5% of the outstanding shares of capital stock of Uman on August 1, 2019. Uman supplies neurofiliment light (Nf-L) antibodies and ELISA kits, which are widely recognized by researchers and biopharmaceutical and diagnostics companies world-wide as the premier solution for the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions.

As of June 30, 2019, we had cash and cash equivalents of $72.0 million. Since inception, we have incurred net losses. Our net loss was $31.5 million, $27.0 million, and $23.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $20.0 million and $14.5 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $195.4 million and stockholders' equity of $74.7 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

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

•	build out our new facility as we continue to grow our employee headcount;
•	hire additional personnel;
•	enter into collaboration arrangements, if any, or in-license other products and technologies;
•	add operational, financial and management information systems; and
•	incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,	% of	June 30,	% of	$	%
	2019	revenue	2018	revenue	change	change
Product revenue	$8,776	64.8%	$5,200	60.2%	$3,576	68.8%
Service and other revenue	4,760	35.2%	3,174	36.7%	1,586	50.0%
Collaboration and license revenue	—	0.0%	269	3.1%	(269)	(100.0)%
Total revenue	13,536	100.0%	8,643	100.0%	4,893	56.6%
Cost of goods sold:
Cost of product revenue	4,455	32.9%	2,945	34.1%	1,510	51.3%
Cost of service revenue	2,150	15.9%	1,725	20.0%	425	24.6%
Total costs of goods sold and services	6,605	48.8%	4,670	54.0%	1,935	41.4%
Gross profit	6,931	51.2%	3,973	46.0%	2,958	74.5%
Operating expense:
Research and development	4,016	29.7%	3,705	42.9%	311	8.4%
Selling, general and administrative	13,429	99.2%	7,579	87.7%	5,850	77.2%
Total operating expense	17,445	128.9%	11,284	130.6%	6,161	54.6%
Loss from operations	(10,514)	(77.7)%	(7,311)	(84.6)%	(3,203)	43.8%
Interest income (expense), net	42	0.3%	16	0.2%	26	162.5%
Other income (expense), net	(68)	(0.5)%	(48)	(0.6)%	(20)	41.7%
Loss before income tax	(10,540)	(77.9)%	(7,343)	(85.0)%	(3,197)	43.5%
Income tax provision	23	0.2%	—	0.0%	23	100.0%
Net loss	$(10,563)	(78.0)%	$(7,343)	(85.0)%	$(3,220)	43.9%

Revenue

Revenue increased by $4.9 million, or 56.6%, to $13.5 million for the three months ended June 30, 2019 as compared to $8.6 million for the three months ended June 30, 2018. Product revenue consisted of primarily sales of instruments totaling $2.7 million and sales of consumables and other products of $6.1 million for the three months ended June 30, 2019. Product revenue consisted of sales of instruments totaling $1.8 million and sales of consumables and other products totaling $3.4 million for the three months ended June 30, 2018. The increase in product revenue of $3.6 million was primarily due to increased instruments sales and increased consumables sales in the three months ended June 30, 2019. The installed base of instruments increased from June 30, 2018 to June 30, 2019, and as these additional instruments were used by customers, the consumable sales increased. The increase in service and other revenue of $1.6 million was due to increased services performed in our Accelerator Laboratory. We had no collaboration and license revenue in the three months ended June 30, 2019 as compared to the $0.3 million of revenue related to the collaboration arrangement with bioMérieux in the three months ended June 30, 2018. We adopted ASC 606 as of January 1, 2019, which did not have a material impact on revenue in the second quarter of 2019.

Cost of Goods Sold and Services

Cost of product revenue increased by $1.5 million, or 51.3%, to $4.5 million for the three months ended June 30, 2019 as compared to $2.9 million for the three months ended June 30, 2018. The increase was primarily due to increased sales of consumables and instruments. Cost of service revenue increased to $2.2 million for the three months ended June 30, 2019 from $1.7 million for the three months ended June 30, 2018. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue decreased to 48.8% of total revenue for the three months ended June 30, 2019 as compared to 54.0% for the three months ended June 30, 2018, primarily as a result of decreased costs associated with the decrease in cost to produce products.

Research and Development Expense

Research and development expense increased slightly by $0.3 million, or 8.4%, to $4.0 million for the three months ended June 30, 2019 as compared to $3.7 million for the three months ended June 30, 2018. The increase was primarily due to the further development of consumables and the SP-X instrument for which development was completed in the second quarter of 2019, as well as the further develop of the HD-X instrument. In addition, the increased headcount in research and development contributed to the increase in research and development expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $5.9 million, or 77.2%, to $13.4 million for the three months ended June 30, 2019 as compared to $7.6 million for the three months ended June 30, 2018. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, public company costs, the lease for the new headquarters, transaction fees and amortization of intangibles associated with the Aushon acquisition, and stock compensation expense. In addition, we incurred approximately $0.9 million in costs associated with the acquisition of Uman.

Interest and Other Expense, Net

Interest and other expense, net increased slightly to less than $0.1 million for the three months ended June 30, 2019 as compared to less than $0.1 million for the same period in 2018, primarily due to the interest income earned on cash equivalents.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,	% of	June 30,	% of	$	%
	2019	revenue	2018	revenue	change	change
Product revenue	$18,322	70.8%	$9,945	61.5%	$8,377	84.2%
Service and other revenue	7,550	29.2%	5,682	35.2%	1,868	32.9%
Collaboration and license revenue	—	—%	537	3.3%	(537)	(100.0)%
Total revenue	25,872	100.0%	16,164	100.0%	9,708	60.1%
Costs of Goods sold:
Cost of product revenue	8,704	33.6%	5,718	35.4%	2,986	52.2%
Cost of services revenue	4,232	16.4%	3,301	20.4%	931	28.2%
Total Costs of Goods sold and services	12,936	50.0%	9,019	55.8%	3,917	43.4%
Gross Profit	12,936	50.0%	7,145	44.2%	5,791	81.0%
Operating Expenses:
Research and development	7,868	30.4%	7,349	45.5%	519	7.1%
Selling, general and administrative	24,941	96.4%	14,271	88.3%	10,670	74.8%
Total operating expenses	32,809	126.8%	21,620	133.8%	11,189	51.8%
Loss from operations	(19,873)	(76.8)%	(14,475)	(89.6)%	(5,398)	37.3%
Interest income (expense), net	64	0.2%	(9)	(0.1)%	73	(811.1)%
Other income (expense), net	(115)	(0.4)%	(61)	(0.3)%	(54)	88.5%
Loss before income tax	(19,924)	(77.0)%	(14,545)	(90.0)%	(5,379)	37.0%
Income tax provision	44	0.2%	—	—%	44	100.0%
Net loss	$(19,968)	(77.2)%	$(14,545)	(90.0)%	$(5,423)	37.3%

Revenue

Revenue increased by $9.7 million, or 60.1%, to $25.9 million for the six months ended June 30, 2019 as compared to $16.1 million for the six months ended June 30, 2018. Product revenue consisted of primarily sales of instruments totaling $6.1 million and sales of consumables and other products of $12.2 million for the six months ended June 30, 2019. Product revenue consisted of sales of instruments totaling $3.7 million and sales of consumables and other products totaling $6.2 million for the six months ended June 30, 2018. The increase in product revenue of $8.4 million was primarily due to the sale of more instruments and increased sales of consumables in the six months ended June 30, 2019. The installed base of instruments increased from June 30, 2018 to June 30, 2019, and as these additional instruments were used by customers, the consumable sales increased. The increase in service and other revenue of $1.9 million was due to increased services performed in our Accelerator Laboratory. We had no collaboration and license revenue in the six months ended June 30, 2019 as compared to the $0.5 million of revenue related to the collaboration arrangement with bioMérieux in the six months ended June 30, 2018. We adopted ASC 606 as of January 1, 2019, which did not have a material impact on revenue in the same period of 2019.

Cost of Goods Sold and Services

Cost of product revenue increased by $3.0 million, or 52.2%, to $8.7 million for the six months ended June 30, 2019 as compared to $5.7 million for the six months ended June 30, 2018. The increase was primarily due to increased sales of consumables and instruments. Cost of service revenue increased to $4.2 million for the six months ended June 30, 2019 from $3.3 million for the six months ended June 30, 2018. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue decreased to 50.0% of total revenue for the six months ended June 30, 2019 as compared to 55.8% for the six months ended June 30, 2018, primarily as a result of decreased costs associated with the decrease in cost to produce products.

Research and Development Expense

Research and development expense increased slightly by $0.5 million, or 7.1%, to $7.9 million for the six months ended June 30, 2019 as compared to $7.3 million for the six months ended June 30, 2018. The increase was primarily due to the further development of consumables and the SP-X instrument for which development was completed in the same period of 2019. In addition, the increased headcount in research and development contributed to the increase in research and development expense.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $10.7 million, or 74.8%, to $24.9 million for the six months ended June 30, 2019 as compared to $14.3 million for the six months ended June 30, 2018. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, public company costs, the lease for the new headquarters, transaction fees and amortization of intangibles associated with the Aushon acquisition, and stock compensation expense. In addition, we incurred approximately $0.9 million in costs associated with the acquisition of Uman.

Interest and Other Expense, Net

Interest and other expense, net decreased slightly for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to the interest income earned on cash equivalents.

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

At-the-Market Offering

On March 19, 2019, we entered into a Sales Agreement for an “at the market offering” arrangement with Cowen, which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $50.0 million from time to time through Cowen, acting as our agent.  During the three months ended June 30, 2019, we sold an aggregate of 2,186,163 shares of common stock pursuant to this agreement resulting in $49.7 million in gross proceeds and $48.0 million in net proceeds.

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

In January 2016, we executed Amendment 2 to the Loan Agreement, which increased the total facility available by $5.0 million to a total of $15.0 million and further delayed the start of principal payments to July 1, 2016. Following the Series D Preferred Stock financing in March 2016, we could have elected to further delay the start of principal payments until January 1, 2017, however we voluntarily began paying principal on July 1, 2016. Upon signing this amendment, we drew an additional $3.0 million under the debt facility. The remaining $2.0 million available for borrowing expired unused in 2016, decreasing the amounts available under the debt facility to $13.0 million.

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

On April 15, 2019, we entered into Amendment No. 7 to the Loan Agreement, which extends the interest only payment period through July 1, 2021 and also extends the loan maturity date to October 1, 2021. We are required to pay the loan principal in five equal installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021.

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

Debt principal repayments, including the end of term fees, due as of June 30, 2019 are (in thousands):

Years ending December 31,
Remainder 2019	$—
2020	—
2021	7,813
$7,813

Uman Acquisition

In August 2019, we closed the acquisition of Uman, in which we paid $16 million in cash to the shareholders of Uman. We funded this payment through our existing cash balances.

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(12,820)	$(13,970)
Net cash used in investing activities	(9,830)	(3,691)
Net cash provided by (used in) financing activities	50,272	(1,547)
Net increase (decrease) in cash and cash equivalents	$27,622	$(19,208)

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

Net cash used in operating activities was $12.8 million during the six months ended June 30, 2019. The net cash used in operating activities primarily consisted of the net loss of $20.0 million including non-cash charges of $2.9 million of stock-based compensation expense and $1.0 million of depreciation and amortization. Cash used as a result of changes in operating assets and liabilities of $3.3 million was primarily due to a $9.4 million increase in other non current liabilities primarily related to our new lease, an increase in accounts receivable of $2.3 million, an increase in inventory of $2.9 million, and a decrease in accounts payable of $1.6 million.

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

We used $9.8 million of cash in investing activities during the six months ended June 30, 2019 consisting of cash paid in for purchases of capital equipment to support our infrastructure. The significant increase was related to the leasehold improvements for new headquarters, which is a component of our lease agreement.

We used $3.7 million of cash in investing activities during the six months ended June 30, 2018 consisting of cash paid in the acquisition of Aushon, net of cash acquired, and for purchases of capital equipment to support our infrastructure.

Net Cash Provided by (Used in) Financing Activities

Historically, we have financed our operations principally through private placements of our convertible preferred stock and borrowings from credit facilities, the sale of shares of our common stock in our IPO and revenues from our commercial operations.

Financing activities provided $50.3 million of cash during the six months ended June 30, 2019, primarily from proceeds of our “at-the-market” offering during the second quarter of 2019.

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

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least into the third quarter of 2020. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings. On March 19, 2019, we initially filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on May 10, 2019, on which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine. After the sales of shares of common stock in our “at-the-market” offering during the three months ended June 30, 2019, approximately $150 million of securities remain available for issuance under this shelf registration statement. This registration statement will remain in effect up to May 10, 2022. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Contractual Obligations and Commitments

As of June 30, 2019, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2018, except that, on April 15, 2019, we signed Amendment 7 to the Loan Agreement, which extends the interest only payment period through July 1, 2021 and also extends the loan the maturity date until October 1, 2021. We are required to pay the loan principal in five equal installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2019, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.   Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this Form 10‑Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019, except for the addition of the following risk factors:

The anticipated benefits of the acquisition of Uman may not be realized.

The success of our acquisition of Uman will depend on, among other things, the ability to realize anticipated cost savings and to combine the businesses of Quanterix and Uman in a manner that does not materially disrupt existing relationships. If these objectives are not achieved, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.  It is possible that the integration process could result in the disruption of Quanterix’s or Uman’s ongoing businesses that could adversely affect the ability of the combined company to maintain relationships with third parties and employees or to achieve the anticipated benefits of the merger. In addition, the integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than expected and may take longer to achieve than anticipated. Integration efforts between the two companies may also divert management’s attention and resources. If these challenges are not adequately addressed, we may be unable to successfully integrate Uman’s operations, or to realize the anticipated benefits of the integration of the two companies. An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the combined company’s business and results of operations.

Our future results may be adversely impacted if we do not effectively manage our expanded operations.

Following the completion of the Aushon Biosystems, Inc. and Uman acquisitions, the size of our business has increased significantly in the past two years. Our ability to continue to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of the acquired companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from these acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On December 11, 2017, we completed the initial public offering of our common stock, which resulted in the sale of 4,916,480 shares, including 641,280 shares sold by us pursuant to the exercise in full by the underwriters of their option to purchase additional shares in connection with the initial public offering, at a price to the public of $15.00 per share. The offer and sale of all of the shares in our initial public offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-221475), which was declared effective by the SEC on December 6, 2017, and a registration statement on Form S-1 (File No. 333-221932) under Rule 462(b) of the Securities Act that became effective upon its filing. Following the sale of all of the shares in connection with the closing of our initial public offering, the offering terminated. J.P. Morgan Securities LLC, Leerink Partners LLC and Cowen and Company, LLC acted as joint book-running managers for the initial public offering. BTIG, LLC and Evercore Group L.L.C. acted as co-managers.

We received approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. As of June 30, 2019, we had used approximately $54.3 million of the net proceeds from the offering for: operating expenses, capital investments, debt payments and the acquisition of Aushon. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 7, 2017 pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1		Share Purchase Agreement, dated as of June 26, 2019, by and among the Registrant, Inro Biomedtek Aktiebolag, Norsun konsult AB, Management och Skog i Umeå AB and Niklas Norgren.		8-K	6/26/2019	001-38319

10.1		Amendment No. 7 to Loan and Security Agreement, dated April 15, 2019, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.).		8-K	4/15/2019	001-38319

10.2*		Letter Agreement, dated May 31, 2019, between the Registrant and John Fry.	X

10.3		Consulting agreement between Jackson Streeter, M.D. and Quanterix Corporation.		8-K	8/1/2019	001-38319

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

.DEF	XBRL Taxonomy Extension Definition.	X

.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*Management contract or compensating plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: August 6, 2019	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: August 6, 2019	By:	/s/ Amol Chaubal
Amol Chaubal
Chief Financial Officer
(principal financial officer and principal accounting officer)