Form 10-Q
period 2019-09-30
Quanterix Corp
filed 2019-11-08
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Registrant’s telephone number, including area code: (617) 301 9400

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

As of October 31, 2019, the registrant had 28,014,764 shares of common stock, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$113,327	$44,429
Accounts receivable (less reserve for doubtful accounts of $98 and $36 as of September 30, 2019 and December 31, 2018, respectively; including $321 and $48 from related parties as of September 30, 2019 and December 31, 2018, respectively)	11,914	6,792
Inventory	11,161	5,945
Prepaid expenses and other current assets	2,297	2,330
Total current assets	138,699	59,496
Restricted cash	1,026	1,000
Property and equipment, net	12,064	2,923
Intangible assets, net	14,221	2,348
Goodwill	8,961	1,308
Other non-current assets	574	536
Total assets	$175,545	$67,611
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $0 and $36 to related parties as of September 30, 2019 and December 31, 2018, respectively)	$4,245	$5,110
Accrued compensation and benefits	5,251	4,449
Other accrued expenses (including $258 and $226 to related parties as of September 30, 2019 and December 31, 2018, respectively)	3,539	3,129
Deferred revenue (including $62 and $33 with related parties as of September 30, 2019 and December 31, 2018, respectively)	4,909	5,437
Current portion of long term debt	75	—
Other current liabilities	204	—
Total current liabilities	18,223	18,125
Deferred revenue, net of current portion	357	520
Long term debt, net of current portion	7,565	7,623
Other non-current liabilities	13,165	278
Total liabilities	39,310	26,546
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of September 30, 2019 and December 31, 2018; issued and outstanding — 27,967,713 and 22,369,036 shares as of September 30, 2019 and December 31, 2018, respectively	28	22
Additional paid-in capital	342,628	216,931
Accumulated other comprehensive loss	(1,135)	—
Accumulated deficit	(205,286)	(175,888)
Total stockholders’ equity	136,235	41,065
Total liabilities and stockholders’ equity	$175,545	$67,611

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue (including related party activity of $321 and $43 for the three months ended September 30, 2019 and 2018, respectively, and $526 and $179 for the nine months ended September 30, 2019 and 2018, respectively)	$10,737	$5,962	$29,059	$15,907
Service and other revenue (including related party activity of $31 and $34 for the three months ended September 30, 2019 and 2018, respectively, and $73 and $100 for the nine months ended September 30, 2019 and 2018, respectively)	4,207	3,017	11,757	8,699
Collaboration and license revenue (including related party activity of $0 and $1,612 for the three months ended September 30, 2019 and 2018, respectively, and $0 and $2,149 for the nine months ended September 30, 2019 and 2018, respectively)	—	1,612	—	2,149
Total revenue	14,944	10,591	40,816	26,755
Costs of goods sold:
Cost of product revenue (including related party activity of $80 and $36 for the three months ended September 30, 2019 and 2018, respectively, and $150 and $158 for the nine months ended September 30, 2019 and 2018, respectively; including stock compensation of $31 and $20 for the three months ended September 30, 2019 and 2018, respectively, and $75 and $49 for the nine months ended September 30, 2019 and 2018, respectively)	5,513	3,277	14,217	8,995
Cost of services and other revenue (including stock compensation of $58 and $38 for the three months ended September 30, 2019 and 2018, respectively, and $175 and $121 for the nine months ended September 30, 2019 and 2018, respectively)	2,398	1,719	6,630	5,021
Total costs of goods sold and services	7,911	4,996	20,847	14,016
Gross profit	7,033	5,595	19,969	12,739
Operating expense:
Research and development (including stock compensation of $175 and $152 for the three months ended September 30, 2019 and 2018, respectively, and $523 and $361 for the nine months ended September 30, 2019 and 2018, respectively)	3,924	4,411	11,792	11,759
Selling, general and administrative (including stock compensation of $1,564 and $1,657 for the three months ended September 30, 2019 and 2018, respectively, and $3,940 and $2,862 for the nine months ended September 30, 2019 and 2018, respectively)	13,352	8,846	38,293	23,117
Total operating expenses	17,276	13,257	50,085	34,876
Loss from operations	(10,243)	(7,662)	(30,116)	(22,137)
Interest income (expense), net	282	30	346	21
Other income (expense), net	(34)	(25)	(149)	(86)
Loss before income tax	(9,995)	(7,657)	(29,919)	(22,202)
Income tax benefit	(125)	—	(81)	—
Net loss	$(9,870)	$(7,657)	$(29,838)	$(22,202)
Net loss per share, basic and diluted	$(0.37)	$(0.35)	$(1.24)	$(1.01)
Weighted-average common shares outstanding, basic and diluted	26,627,831	22,070,786	24,102,887	21,917,823

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Comprehensive Loss

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(9,870)	$(7,657)	$(29,838)	$(22,202)
Other comprehensive loss:
Cumulative translation adjustment	(1,135)	-	(1,135)	-
Total other comprehensive loss	(1,135)	-	(1,135)	-
Comprehensive loss	$(11,005)	$(7,657)	$(30,973)	$(22,202)

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(29,838)	$(22,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,188	1,020
Stock-based compensation expense	4,713	3,393
Non-cash interest expense	68	133
Loss on disposal of fixed assets	24	—
Change in fair value of preferred stock warrants	—	1
Changes in operating assets and liabilities:
Accounts receivable	(4,474)	1,160
Prepaid expenses and other assets	(104)	(753)
Inventory	(3,943)	(976)
Other non-current assets	(21)	(33)
Accounts payable	(835)	152
Accrued compensation and benefits, other accrued expenses and other current liabilities	573	(55)
Contract acquisition costs	533	—
Other non-current liabilities	10,068	—
Deferred revenue	(604)	(2,453)
Net cash used in operating activities	(21,652)	(20,613)
Investing activities
Purchases of property and equipment	(10,303)	(1,397)
Purchase of investments	—	(150)
Acquisitions, net of cash acquired	(14,529)	(3,800)
Net cash used in investing activities	(24,832)	(5,347)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	(53)
Proceeds from stock options exercised	2,176	684
Net proceeds from at-the-market offering	48,019	—
Net proceeds from underwritten public offering	64,529	—
Proceeds from ESPP purchase	799	—
Payments on notes payable	(50)	(1,930)
Net cash provided by (used in) financing activities	115,473	(1,299)
Net increase (decrease) in cash and cash equivalents	68,989	(27,259)
Effect of foreign currency exchange rate on cash	(65)	—
Cash, restricted cash, and cash equivalents at beginning of period	45,429	79,682
Cash, restricted cash, and cash equivalents at end of period	$114,353	$52,423
Supplemental cash flow information
Cash paid for interest	$478	$506
Purchases of property and equipment included in accounts payable	$45	$—
191,152 shares of common stock issued in connection with the acquisition of Uman	$5,467	$—
Purchases of property and equipment included in other non-current liabilities	$7,750	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$113,327	$51,423
Restricted cash	$1,026	$1,000
Total cash, cash equivalents, and restricted cash	$114,353	$52,423

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	loss	deficit	equity
Balance at June 30, 2019	24,894,019	$25	$270,136	$—	$(195,416)	$74,745
Exercise of common stock warrants	45,690	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	87,476	—	265	—	—	265
Sale of common stock in underwritten public offering, net	2,732,673	3	64,526	—	—	64,529
Issuance of shares for acquisition of Uman	191,152	—	5,467	—	—	5,467
ESPP stock purchase	16,703	—	406	—	—	406
Stock-based compensation expense	—	—	1,828	—	—	1,828
Cumulative transition adjustment	—	—	—	(1,135)	—	(1,135)
Net loss	—	—	—	—	(9,870)	(9,870)
Balance at September 30, 2019	27,967,713	$28	$342,628	$(1,135)	$(205,286)	$136,235

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	loss	deficit	equity
Balance at June 30, 2018	21,980,681	$22	$212,050	$—	$(158,897)	$53,175
Exercise of common stock options and vesting of restricted stock	170,729	—	303	—	—	303
Stock-based compensation expense	—	—	1,867	—	—	1,867
Net loss	—	—	—	—	(7,657)	(7,657)
Balance at September 30, 2018	22,151,410	$22	$214,220	$—	$(166,554)	$47,688

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	loss	deficit	equity
Balance at December 31, 2018	22,369,036	$22	$216,931	$—	$(175,888)	$41,065
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	—	440	440
Exercise of common stock warrants	45,690	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	406,246	1	2,175	—	—	2,176
Sale of common stock in at-the-market offering, net	2,186,163	2	48,017	—	—	48,019
Sale of common stock in underwritten public offering, net	2,732,673	3	64,526	—	—	64,529
Issuance of shares for acquisition of Uman	191,152	—	5,467	—	—	5,467
ESPP stock purchase	36,753	—	799	—	—	799
Stock-based compensation expense	—	—	4,713	—	—	4,713
Cumulative transition adjustment	—	—	—	(1,135)	—	(1,135)
Net loss	—	—	—	—	(29,838)	(29,838)
Balance at September 30, 2019	27,967,713	$28	$342,628	$(1,135)	$(205,286)	$136,235

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	loss	deficit	equity
Balance at December 31, 2017	21,707,041	$22	$210,196	$—	$(144,352)	$65,866
Exercise of common stock warrants	16,718	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	427,651	—	684	—	—	684
Sale of common stock in at-the-market offering, net	—	—	(53)	—	—	(53)
Stock-based compensation expense	—	—	3,393	—	—	3,393
Net loss	—	—	—	—	(22,202)	(22,202)
Balance at September 30, 2018	22,151,410	$22	$214,220	$—	$(166,554)	$47,688

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

The Company launched its first immunoassay platform, the Simoa HD-1, in 2014.  The HD-1 is a fully automated immunoassay bead-based platform with multiplexing and custom assay capability, and related assay test kits and consumable materials. The Company launched a second bead-based immunoassay platform (SR-X) in the fourth quarter of 2017 with a more compact footprint than the Simoa HD-1 and less automation designed for lower volume requirements while still allowing multiplexing and custom assay capability. The Company initiated an early-access program for its third instrument (SP-X) on the new Simoa planar array platform in January 2019, with the full commercial launch commencing in April 2019. In July 2019, the Company launched the Simoa HD-X, an upgraded version of the Simoa HD-1 which replaces the HD-1. The HD-X has been designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility.  The Company began shipping and installing HD-X instruments at customer locations in the third quarter of 2019, ahead of its original fourth quarter expectation.  The Company also performs research services on behalf of customers to apply the Simoa technology to specific customer needs. The Company's customers are primarily in the research use only market, which includes academic and governmental research institutions, the research and development laboratories of pharmaceutical manufacturers, contract research organizations, and specialty research laboratories.

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

The Company acquired of UmanDiagnostics AB, a Swedish company located in Umea, Sweden (Uman), in August 2019. The acquisition closed with respect to 95% of the outstanding shares of capital stock of Uman on July 1, 2019 and with respect to the remaining 5% of the outstanding shares of capital stock of Uman on August 1, 2019.  Uman supplies neurofilament light (Nf-L) antibodies and ELISA kits, which are widely recognized by researchers and biopharmaceutical and diagnostics companies world-wide as the premier solution for the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions. With the acquisition of Uman, the Company has secured a long-term source of supply for a critical technology.

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

Underwritten public offering

On August 8, 2019, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters, relating to an underwritten public offering of approximately 2.7 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $69.0 million. The Company incurred $4.5 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $64.5 million.

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

Foreign Currency

The Company translates assets and liabilities of its foreign subsidiaries at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive loss.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes (ASC 740). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2019 the Company did not have any significant uncertain tax positions.

During the three months ended September 30, 2019, the Company acquired Uman. The Company analyzed the transaction from an income tax perspective and adjusted the deferred tax assets and liabilities related to the Uman acquisition. Of the total goodwill recorded, less than $0.1 million is amortizable related to the historical tax basis that Uman had prior to the acquisition.

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

Restricted cash

Restricted cash primarily represents collateral for a letter of credit issued as security for the lease for the Company’s new headquarters. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from September 30, 2019.

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

						Prior to
						adoption of
	As		Adjusted under	As reported		ASC 606
	reported		ASC 606	September 30,		September 30,
	December 31, 2018	Adjustments	January 1, 2019	2019	Adjustments	2019
Assets:
Accounts receivable	$6,792	$47	$6,839	$11,914	$—	$11,914
Prepaid expenses and other current assets	2,330	288	2,618	2,297	290	2,007
Other non-current assets	536	19	555	574	18	592

Liabilities:
Deferred revenue	5,437	43	5,394	4,909	175	5,084
Deferred revenue, net of current portion	520	43	477	357	9	366

Stockholders’ equity:
Accumulated deficit	$(175,888)	$(440)	$(175,448)	$(205,286)	$(492)	$(205,778)

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
			Under ASC			Under ASC
	Under ASC 606	Adjustment	605	Under ASC 606	Adjustment	605
Product revenue	$10,737	$(332)	$10,405	$29,059	$(381)	$28,678
Service revenue	4,207	97	4,304	11,757	228	11,985
COGS	7,911	3	7,914	20,847	6	20,853
Gross profit	7,033	(238)	6,795	19,969	(159)	19,810
Selling general and administrative expenses	13,352	(55)	13,297	38,293	4	38,297
Net loss	$(9,870)	$(183)	$(10,053)	$(29,838)	$(163)	$(30,001)

The adoption of ASC 606 is discussed in further detail in Note 3.

In January of 2019, the Company adopted accounting standards update (ASU) 2016-01, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using the net asset value per share or its equivalent, the Company has elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. This election is made for each investment separately and is reassessed at each reporting period as to whether the investment continues to qualify for this election. Additionally, at each reporting period, the

Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The adoption of this standard did not have a material effect.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type:

	Three Months Ended				Nine Months Ended
	September 30, 2019				September 30, 2019
(in thousands)	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$1,795	$1,387	$957	$4,139	$4,350	$3,425	$2,482	$10,257
Consumable and other products	3,707	2,557	334	6,598	10,982	6,739	1,081	18,802
Totals	5,502	3,944	1,291	10,737	15,332	10,164	3,563	$29,059

Service and other revenues
Service-type warranties	806	293	54	1,153	2,309	827	119	$3,255
Research services	2,412	87	198	2,697	6,687	310	411	$7,408
Other services	195	159	3	357	597	475	22	$1,094
Totals	$3,413	$539	$255	$4,207	$9,593	$1,612	$552	$11,757

The Company’s contracts with customers may include promises to transfer multiple products and services to a customer.  The Company combines any performance obligations that are immaterial with one or more other performance obligations that are material to the contract. For arrangements with multiple performance obligations, the Company allocates the contract transaction price, including discounts, to each performance obligation based on its relative standalone selling price.  Judgment is required to determine the standalone selling price for each distinct performance obligation.  The Company determines standalone selling prices based on prices charged to customers in observable transactions, and uses a range of amounts to estimate standalone selling prices for each performance obligation.  The Company may have more than one range of standalone selling price for certain products and services based on the pricing for different customer classes.

Variable consideration in the Company’s contracts primarily relates to (i) sales- and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (ii) certain non-fixed fee research services contracts.  ASC 606 provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- or usage-based royalty will be recognized in the period the underlying transaction occurs.  The Company has not recorded any sales- or usage-based royalty revenue for the three and nine months ended September 30, 2019.

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of September 30, 2019 is $5.3 million. Of the performance obligations not yet satisfied or are partially satisfied, $4.9 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $5.3 million principally consists of $2.8 million billed for undelivered services related to initial and extended service-type warranties and research services, as well as $1.7 million related to undelivered licenses of intellectual property for a diagnostics company (see Note 12).

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$5,957
606 adoption adjustment	(86)
Deferral of revenue	2,650
Recognition of deferred revenue	(3,255)
Balance at September 30, 2019	$5,266

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company.  The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Nine Months Ended September 30, 2019
Balance at December 31, 2018	$—
606 adoption adjustment	307
Deferral of costs to obtain a contract	636
Recognition of costs to obtain a contract	(635)
Balance at September 30, 2019	$308

The Company has classified the balance of capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of January 1, 2019 and September 30, 2019 and classifies the expense as a component of cost of goods sold and selling, general and administrative expense over the estimated life of the contract. The Company considers potential impairment in these amounts each period.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of January 1, 2019 or September 30, 2019.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti‑dilutive (in common stock equivalent shares):

	September 30,
	2019	2018
Unvested restricted common stock and restricted stock units	422,336	376,949
Outstanding stock options	2,662,334	2,565,895
Outstanding warrants	10,000	76,041
Total	3,094,670	3,018,885

As of September 30, 2019 and 2018, the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock to a vendor if a contract is terminated prior to a minimum purchase commitment being met. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

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

Fair value measurements as of September 30, 2019 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$101,255	$101,255	$—	$—
Note receivable	150	—	—	150
	$101,405	$101,255	$—	$150

Fair value measurements as of December 31, 2018 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$42,608	$42,608	—	$—
Note receivable	150	—	—	150
	$42,758	$42,608	—	$150

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$5,419	$1,546
Work in process	2,402	2,331
Finished goods	3,340	2,068
Total	$11,161	$5,945

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

The preferred stock investment is recorded on a cost basis in other non-current assets on the accompanying balance sheets as the Company does not have a controlling interest, does not have the ability to exercise significant influence over the privately held company, and the fair value of the equity investment is not readily determinable.  The Company performs an impairment analysis at each reporting period to determine if there is any readily available fair value information that would indicate an impairment. The Company has determined there was no impairment during the nine months ended September 30, 2019 or in any prior period.

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

8. Other accrued expenses and other non-current liabilities

Other accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued inventory	$485	$599
Accrued royalties	493	323
Accrued professional services	878	723
Accrued development costs	735	795
Accrued other	948	689
Total accrued expenses	$3,539	$3,129

Other non-current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold obligation incentive	7,750	—
Deferred Rent	2,592	272
Deferred tax liabilities	2,818	—
Other	5	6
Total non-current liabilities	$13,165	$278

9. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

On July  2, 2019, 66,041 warrants were exercised by a holder on a net, non-cash, basis. Per terms of the warrant agreement, the Company issued 45,690 shares of common stock with a value equal to the holder’s gain. The Company issued no warrants during the nine months ended September 30, 2019, and had 10,000 warrants outstanding as of September 30, 2019.

Stock-based compensation

Stock‑based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of product revenue	$31	$20	$75	$49
Cost of service and other revenue	58	38	175	121
Research and development	175	152	523	361
Selling, general, and administrative	1,564	1,657	3,940	2,862
Total	$1,828	$1,867	$4,713	$3,393

As of September 30, 2019, under the 2007 Stock Option and Grant Plan (the 2007 Plan), options to purchase 1,324,255 shares of common stock were outstanding and no shares of common stock were available for future awards. In connection with the completion of the IPO, the Company terminated the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non‑qualified stock options, restricted stock, and other stock‑based awards. Upon its adoption, the 2017 Plan allowed for the issuance of up to 1,042,314 shares of common stock plus up to 2,490,290 shares of common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. The 2017 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in fiscal year 2019 and ending in fiscal year 2027. The annual increase in the number of shares shall be equal to the lowest of: 4% of the number of shares of common stock outstanding as of such date; and an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 Plan increased by 894,761 on January 1, 2019 due to this provision. As of September 30, 2019, under the 2017 Plan, options to purchase 1,338,079 shares of common stock were outstanding and unvested restricted stock units for 422,336 shares of common stock were outstanding. As of September 30, 2019,  207,589 shares were available for grant under the 2017 Plan.

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). The 2017 ESPP contains an “evergreen” provision, which allows for an increase on the first day of each fiscal year beginning with fiscal year 2018. The increase in the number of shares shall be equal to the lowest of: 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 ESPP increased by 223,690 on January 1, 2019 due to this provision. As of September 30, 2019, the 2017 ESPP allowed for the issuance of up to 649,223 shares of common stock and 612,470 shares were available for issuance under the 2017 ESPP.

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

		Weighted-average	Remaining contractual	Aggregate intrinsic value
	Options	exercise price	life (in years)	(in thousands)
Outstanding at December 31, 2018	2,476,911	$9.65	7.73	$22,108
Granted	818,918	$24.25
Exercised	(322,250)	$6.74
Cancelled	(311,245)	$13.45
Outstanding at September 30, 2019	2,662,334	$14.04	7.72	$23,476
Vested and expected to vest at September 30, 2019	2,662,334	$14.04	7.72	$23,476
Exercisable at September 30, 2019	1,234,533	$7.91	6.40	$17,394

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the nine months ended September 30, 2019 and 2018 was $8.85 and $7.32 per share, respectively. The expense related to awards granted to employees was  $1.0 million and $2.7 million for the three and nine months ended September 30, 2019, respectively.  The expense related to awards granted to employees was $0.7 million and $1.8 million for the three and nine months ended September 30, 2018, respectively. The intrinsic value of stock options exercised was $1.3 million and $5.5 million for the three and nine months ended September 30, 2019, respectively. The intrinsic value of stock options exercised was $0.6 million and $3.4 million for the three and nine months ended September 30, 2018, respectively. Activity related to non-employee awards was not material to the three and nine months ended September 30, 2019 and 2018.

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. In December 2014, the Company issued 78,912 shares of restricted common stock to a director of the Company under the 2007 Plan. Under the terms of the agreement, shares of common stock issued are subject to a four-year vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four-year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted common stock awards were granted or vested during the nine months ended September 30, 2019.

Restricted stock units

Restricted stock units (RSUs) represent the right to receive shares of common stock upon meeting specified vesting requirements. In the nine months ended September 30, 2019, the Company issued 227,653 RSUs to employees of the Company under the 2017 Plan. Under the terms of the agreements, 135,058 of the RSUs issued are subject to a four-year vesting schedule with 25% vesting on the first anniversary of the grant date and the remaining vesting 75% ratably on a monthly basis over the remaining three years; 15,890 of the RSUs vest on December 31, 2019; 24,233 of the RSUs vest in equal amounts annually over four years;  10,194 of the RSUs vested with respect to 5/48th of the shares on the date of grant with the rest vesting ratably over the remaining 43 months; 31,732 of the RSUs vested with respect to 1,983 shares vesting on the grant date with the rest vesting ratably over the remaining 45 months; 4,540 of the RSUs vest equally over three years on the anniversary of the vesting start date; 3000 of the RSUs vest upon the one year anniversary of the grant date; and 3,006 vested immediately upon grant. A summary of RSU activity is as follows:

		Weighted-average
		grant date
		fair value
	Shares	per share
Unvested RSUs as of December 31, 2018	321,662	$15.84
Granted	227,653	$24.21
Vested	(83,996)	$16.65
Cancelled	(42,983)	$18.17
Unvested RSUs as of September 30, 2019	422,336	$19.90

The expense related to awards granted to employees and directors was $0.8 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, and $1.1 million and $1.2 million for the three and nine months ended September 30, 2018, respectively.

At September 30, 2019, there was $7.6 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over the remaining weighted‑average vesting period of 2.94 years.

10. Commitments and contingencies

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sub licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the three months ended September 30, 2019 and 2018, and nine months ended September 30, 2019 and 2018, the Company recorded royalty expense of $0.3 million, $0.2 million, $0.7 million and $0.5 million, respectively, in cost of product revenue on the consolidated statements of operations.

License commitment

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non‑exclusive, non‑sublicensable third party’s license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid‑single digit royalty. The Company is required to make mid‑single digit royalty payments on net sales of products and services which utilize the licensed technology. In September 2019, all remaining patents related to the intellectual property expired and the license agreement terminated.  During each of the three months ended September 30, 2019 and 2018, and nine months ended September 30, 2019 and 2018, the Company recorded royalty expense of less than $0.1 million in cost of product revenue on the consolidated statements of operations.

Lease commitments

During the year ended December 31, 2014, the Company entered into a lease agreement for the Company's corporate headquarters in Lexington, Massachusetts with a lease term that was to expire in June 2020; however, in November 2018, the Company agreed to terminate the lease with the lessor effective May 31, 2019. The lease was terminated in connection with the Company signing a new lease for facilities in Billerica, Massachusetts. On October 2, 2018, the Company entered into a 137-month operating lease for the Company's new headquarters in Billerica, Massachusetts. The lease contains a period of free rent and escalating monthly rent payments. As part of the lease, the Company was required to enter into a $1.0 million Letter of Credit drawable by the lessor under specifically outlined conditions. The amount of the Letter of Credit will be reduced at 41 and 65 months after the commencement date of the lease to $750,000 and then $250,000, respectively. The $1.0 million Letter of Credit is recorded as restricted cash on the balance sheet.

In connection with the acquisition of Aushon in January 2018, the Company assumed the existing Aushon lease for facilities in Billerica, Massachusetts. In August 2018, the Company terminated the Aushon lease effective September 1, 2019. The Company was required to pay a termination fee no later than July 1, 2019 in consideration for the early termination, which was paid in February 2019.

In connection with the acquisition of Uman in August 2019, the Company assumed the existing Uman leases for the facilities in Umeå, Sweden.

Rent expense is recognized straight‑line over the course of the lease term. As of September 30, 2019, $2.6 million of deferred rent expense was recorded in other non‑current liabilities. The table below includes committed lease expenditures related to the Company’s leases.

As of September 30, 2019, the minimum future rent payments under the lease agreements are as follows (in thousands):

2019	$473
2020	2,312
2021	3,575
2022	3,372
2023 and Forward	29,208
$38,940

The Company recorded $0.7 million, $0.4 million, $2.6 million and $1.0 million in rent expense for the three months ended September 30, 2019 and 2018, and the nine months ended September 30, 2019 and 2018, respectively.

Development and supply agreement

Through the Company’s development agreement with STRATEC Biomedical, as amended in December 2016, the parties agreed on additional development services for an additional fee, which is payable when the additional development is completed. A total of $11.7 million is payable to STRATEC upon completion of the development activities. This amount is being recorded to research and development expense and accrued expenses as the services are performed. The services were completed during the year ended December 31, 2018. Substantive efforts related to these additional development activities started in the first quarter of 2019 and were completed in the third quarter of 2019.

The Company’s supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven‑year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs plus a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of September 30, 2019, assuming no additional commercial units were purchased, this fee would equal $10.3 million. The amount the Company could be obligated to pay under the minimum purchase commitment is reduced as each commercial unit is purchased. Also, if the Company terminates the supply agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of September 30, 2019 and December 31, 2018 was insignificant as there was a low probability of the warrants being issued.

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

11. Notes payable

Loan agreement

On April 14, 2014, the Company executed a Loan Agreement with a lender, as subsequently amended multiple times, most recently in April 2019. As of September 30, 2019, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on a calculation of the prime rate less 5.25% with a minimum interest rate of 8.25%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The Loan Agreement also contains prepayment penalties and an end of term charge. Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

No end of term charges or principal payments were paid during the nine months ended September 30, 2019. On April 15, 2019, the Company signed Amendment 7 to the Loan Agreement, which extends the interest only payment period through July 1, 2021 and also extends the maturity date until October 1, 2021. As part of this Amendment 7, a “2019 End of Term Fee” for $50,000 was added to the Loan Agreement due on the earliest to occur of (i) the Term Loan Maturity Date, (ii) the date that the Company prepays the outstanding Secured Obligations and (iii) the date that the Secured Obligations become due and payable. In addition, the Company is required to pay the loan principal in five equal installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021. As of September 30, 2019, the remaining loan balance is classified as a long term liability since all principal payments are due greater than twelve months after the balance sheet date.

As of September 30, 2019, debt payment obligations due based on principal payments are as follows (in thousands):

2019	$—
2020	—
2021	7,688
$7,688

Non‑cash interest expense related to debt discount amortization and accretion of end of term fees was $0.1 million or less for each of the three months ended September 30, 2019 and 2018, and nine months ended September 30, 2019 and 2018.

12. Collaboration and license arrangements

Joint development and license agreement

In 2012, the Company entered into a Joint Development and License Agreement (the JDLA) with bioMérieux SA, a related party.  The JDLA was amended in 2016 (the Amended JDLA).  Following the amendment, a total of $3.2 million of consideration was assigned to the deliverables and collaboration activities outlined in the Amended JDLA. The consideration of $3.2 million was recognized over the performance period which began in the fourth quarter 2016. On September 6, 2018, bioMérieux notified the Company that it was terminating the Amended JDLA, forfeiting any future IVD licensing rights to the Company’s Simoa technology and enabling the Company to consolidate and regain control of all Simoa IVD licensing and IP rights. As a result of the termination, the Company recognized $1.6 million in previously deferred collaboration revenue related to the agreement during the three months ended September 30, 2018.

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

Upon execution of the license in one of the fields in December 2016, the $1.0 million license fee, in addition to the $0.8 million allocated to the option for this field, resulted in a total of $1.8 million of consideration being recognized as revenue as there were no remaining undelivered performance obligations. In December 2018, the Company entered into an option agreement for the rights to negotiate an exclusive license in this field with the diagnostic company. In exchange for the rights to negotiate an exclusive agreement, the Company received $0.5 million in consideration. As the right to negotiate with the Company has not been executed, the consideration from this agreement is deferred until the sooner of the execution of the contract or the end of the option period. Because the negotiations remain ongoing with respect to the other two fields and the options have not been exercised, the consideration allocated to these options of $1.2 million has been deferred and is recorded as deferred revenue as of September 30, 2019 and December 31, 2018.

13. Employee benefit plans

The Company sponsors a 401(k) savings plan for its employees.   The Company may make discretionary contributions for each 401(k) plan year. During the three and nine months ended September 30, 2019, the Company made contributions of $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2018, the Company made contributions of less than $0.1 million.

14. Business Combinations

UmanDiagnostics AB

On August 1, 2019, the Company completed its acquisition of Uman for an aggregate purchase price of $21.2 million, comprised of (i) $15.7 million in cash plus (ii) 191,152 shares of common stock (representing $5.5 million based on the closing prices of the Company’s common stock on the Nasdaq Global Market on July 1, 2019 and August 1, 2019, the dates of issuance). The acquisition closed with respect to 95% of the outstanding shares of capital stock of Uman on July 1, 2019 and with respect to the remaining 5% of the outstanding shares of capital stock of Uman on August 1, 2019.

Uman supplies Nf-L antibodies and ELISA kits, which are widely recognized by researchers and biopharmaceutical and diagnostics companies world-wide as the premier solution for the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions. With the acquisition of Uman, the Company has secured a long-term source of supply for a critical technology. This acquisition was considered a business acquisition for accounting purposes.

The Company has accounted for the acquisition of Uman as a purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of Uman are recorded as of the acquisition date of July 1, 2019, at their respective fair values, and consolidated with those of the Company.

The Company has preliminarily allocated the purchase price to the net tangible and intangible assets based on their estimated fair values as of July 1, 2019. As such, the fair value of the assets acquired and liabilities assumed, including intangible assets, presented in the table below are provisional and will be finalized in a later period once the fair value procedures are completed. Goodwill established as a result of the Uman acquisition is not tax deductible in any taxing jurisdiction.

The following table summarizes the preliminary purchase price allocation, net of $1.2 million in cash and cash equivalents acquired (in thousands):

Purchase price:
Cash and stock paid	$21,217
Cash and cash equivalents acquired	1,221
Purchase price, net	19,996

Assets (liabilities) acquired:
Accounts receivable	$638
Inventory	1,680
Prepaids and other current assets	114
Property and equipment	33
Intangibles	13,450
Goodwill	8,111
Accounts payable	(20)
Accrued expense and other current liabilities	(871)
Deferred tax liabilities	(3,139)
Total	$19,996

Revenue and net income related to Uman’s operations was $0.4 million and less than $0.1 million, respectively, for the three months following the July 1, 2019 acquisition date, and is included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019.

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Uman for the nine months ended September 30, 2019 and 2018 and the three month period ended September 30, 2018 as if the acquisition of Uman had been completed on January 1, 2018. There was no pro forma impact during the three months ended September 30, 2019. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, increased cost of sales related to the inventory valuation adjustment, and adjustments relating to the tax effect of combining the Company and Uman businesses.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and Uman. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2018, nor are they intended to represent or be indicative of future results of operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2019	2018
Revenue (unaudited)	$10,787	$41,593	$27,574
Pre-tax loss (unaudited)	$(7,898)	$(27,841)	$(24,254)

During the three and nine months ended September 30, 2019, the Company incurred $1.0 million and $1.9 million, respectively, in costs associated with the acquisition of Uman. Costs associated with the acquisition Uman are recorded as selling, general, and administrative expenses within the consolidated statements of operations.

15. Goodwill and Acquired Intangible Assets

As of September 30, 2019, the carrying amount of goodwill was $9.0 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2018	$1,308
Goodwill acquired	8,111
Cumulative translation adjustment	(458)
Balance as of September 30, 2019	$8,961

Acquired intangible assets as of September 30, 2019 consist of the following (in thousands):

		September 30, 2019
		Gross		Cumulative	Net
	Estimated Useful	Carrying	Accumulated	Translation	Carrying
	Life (in years)	Value	Amortization	Adjustment	Value
Know-how	8.5	$13,000	$(383)	$(711)	$11,906
Developed technology	7	1,650	(648)	—	1,002
Customer relationships	8.5 - 10	1,360	(368)	(6)	986
Non-compete agreements	5.5	340	(17)	(18)	305
Trade names	3	50	(28)	—	22
Total		$16,400	$(1,444)	$(735)	$14,221

Acquired intangible assets as of December 31, 2018 consist of the following (in thousands):

		December 31, 2018
		Gross		Cumulative	Net
	Estimated Useful	Carrying	Accumulated	Translation	Carrying
	Life (in years)	Value	Amortization	Adjustment	Value
Developed technology	7	$1,650	$(379)	$—	$1,271
Customer relationships	10	1,250	(208)	—	1,042
Trade names	3	50	(15)	—	35
Total		$2,950	$(602)	$—	$2,348

The Company acquired $13.5 million of intangible assets in the Uman acquisition, of which $13.0 million was assigned to know-how, $0.4 million was assigned to non-compete agreements, and $0.1 million was assigned to customer relationships. The know-how and customer relationships intangible assets are being amortized on a straight-line basis over an 8.5 year amortization period, and the non-compete agreement intangible asset is being amortized on a straight-line basis over a 5.5 year amortization period. In total, the weighted-average amortization period for these intangible assets is 8.4 years.

The Company is currently evaluating the fair value of assets acquired and liabilities assumed from the Uman acquisition, including intangible assets and their related amortization periods. As such, the $13.5 million in intangible assets presented in the table above are provisional and will be finalized in a later period once the fair value procedures are completed.

The Company recorded amortization expense of $0.5 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. Amortization relating to developed technology is recorded within research and development expenses, amortization of customer relationships is recorded within selling, general, and administrative expenses, amortization of trade names is recorded within selling, general and administrative expenses, amortization of non-compete agreements is recorded within selling, general, and administrative expenses, and amortization of know-how is recorded within cost of goods sold.

Future estimated amortization expense of acquired intangible assets as of September 30, 2019 is as follows (in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2019	$546
2020	2,110
2021	2,013
2022	1,930
2023	1,849
Thereafter	6,508
$14,956

16. At-the-market offering

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

17.  Underwritten public offering

On August 8, 2019, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters, relating to an underwritten underwritten public offering of approximately 2.7 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $69.0 million. The Company incurred $4.5 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $64.5 million.

18. Accumulated other comprehensive loss

Changes to accumulated other comprehensive loss during the nine months ended September 30, 2019 is as follows:

		Accumulated
	Cumulative	Other
	Translation	Comprehensive
	Adjustment	Loss
Balance - December 31, 2018	$—	$—
Current period accumulated other comprehensive loss	(1,135)	(1,135)
Balance - September 30, 2019	$(1,135)	$(1,135)

19. Related party transactions

bioMérieux is a customer and also a holder of the Company’s common stock. bioMérieux formerly also had a designee on the Company’s Board of Directors. On September 6, 2018, bioMérieux notified the Company that it was terminating the Amended JDLA. The termination of the agreement resulted in the immediate recognition of the remaining deferred revenue. The Company recognized revenue from bioMérieux related to the Amended JDLA of less than $0.1 million, $1.6 million, less than $0.1 million and $2.1 million in the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively.

The Company entered into the License Agreement for certain intellectual property with Tufts. Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. During the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, the Company recorded royalty expense of $0.3 million, $0.2 million, $0.7 million and $0.5 million, respectively, in cost of product revenue on the consolidated statements of operations.

During the year ended December 31, 2017, Harvard University became a related party because a member of the Company’s Board of Directors is affiliated with Harvard University. Revenue recorded from sales to Harvard University were $0.3 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, and less than $0.1 million for each of the three and nine months ended September 30, 2018, respectively.

20. Subsequent events

The Company had no significant subsequent events for the period September 30, 2019 through the filing date of this Form 10-Q.

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

We currently sell all of our products for life science research, primarily to laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, Brazil, Czech Republic, China, India, Israel, Japan, Mexico, South Korea, Lebanon, Singapore, and Taiwan.

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

We commercially launched our first immunoassay platform, the Simoa HD-1, in January 2014. The HD-1 is based on our bead-based technology, and assays run on the HD-1 are fully automated. We initiated commercial launch of the SR-X instrument in December 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-1 in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of applications. In July 2019, we launched the Simoa HD-X, an upgraded version of the Simoa HD-1 which replaces the HD-1. The HD-X has been designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility.  We began shipping and installing HD-X instruments at customer locations in the third quarter of 2019, ahead of our original fourth quarter expectation.  As the installed base of the Simoa instruments increases, total consumables revenue overall is expected to increase. We believe that consumables revenue should be subject to less period-to-period fluctuation than our instrument sales revenue, and will become an increasingly important contributor to our overall revenue.

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

On August 1, 2019, we completed our acquisition of Uman for an aggregate purchase price of $21.2 million, comprised of (i) $15.7 million in cash plus (ii) 191,152 shares of our common stock (representing $5.5 million based on the closing prices of our common stock on the Nasdaq Global Market on July 1, 2019 and August 1, 2019, the dates of issuance). The acquisition closed with respect to 95% of the outstanding shares of capital stock of Uman on July 1, 2019 and with respect to the remaining 5% of the outstanding shares of capital stock of Uman on August 1, 2019. Uman supplies neurofilament light (Nf-L) antibodies and ELISA kits, which are widely recognized by researchers and biopharmaceutical and diagnostics companies world-wide as the premier solution for the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions.

As of September 30, 2019, we had cash and cash equivalents of $113.3 million. Since inception, we have incurred net losses. Our net loss was $31.5 million, $27.0 million, and $23.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $29.8 million and $22.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $205.3 million and stockholders' equity of $136.2 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

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

•	hire additional personnel and continue to grow our employee headcount;
•	enter into collaboration arrangements, if any, or in-license other products and technologies;
•	add operational, financial and management information systems; and
•	incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,	% of	September 30,	% of	$	%
	2019	revenue	2018	revenue	change	change
Product revenue	$10,737	71.8%	$5,962	56.3%	$4,775	80.1%
Service and other revenue	4,207	28.2%	3,017	28.5%	1,190	39.4%
Collaboration and license revenue	—	0.0%	1,612	15.2%	(1,612)	(100.0)%
Total revenue	14,944	100.0%	10,591	100.0%	4,353	41.1%
Cost of goods sold:
Cost of product revenue	5,513	36.9%	3,277	30.9%	2,236	68.2%
Cost of service revenue	2,398	16.0%	1,719	16.2%	679	39.5%
Total costs of goods sold and services	7,911	52.9%	4,996	47.2%	2,915	58.3%
Gross profit	7,033	47.1%	5,595	52.8%	1,438	25.7%
Operating expense:
Research and development	3,924	26.3%	4,411	41.6%	(487)	(11.0)%
Selling, general and administrative	13,352	89.3%	8,846	83.5%	4,506	50.9%
Total operating expense	17,276	115.6%	13,257	125.2%	4,019	30.3%
Loss from operations	(10,243)	(68.5)%	(7,662)	(72.3)%	(2,581)	(33.7)%
Interest income (expense), net	282	1.9%	30	0.3%	252	840.0%
Other income (expense), net	(34)	(0.2)%	(25)	(0.2)%	(9)	(36.0)%
Loss before income tax	(9,995)	(66.9)%	(7,657)	(72.3)%	(2,338)	(30.5)%
Income tax benefit	(125)	(0.8)%	—	0.0%	(125)	(100.0)%
Net loss	$(9,870)	(66.0)%	$(7,657)	(72.3)%	$(2,213)	(28.9)%

Revenue

Total revenue increased by $4.4 million, or 41.1%, to $14.9 million for the three months ended September 30, 2019 as compared to $10.6 million for the three months ended September 30, 2018. Product revenue consisted primarily of sales of instruments totaling $4.1 million and sales of consumables and other products of $6.6 million for the three months ended September 30, 2019. Product revenue consisted of sales of instruments totaling $2.3 million and sales of consumables and other products totaling $3.7 million for the three months ended September 30, 2018. The increase in product revenue of $4.8 million was primarily due to increased instruments sales and increased consumables sales in the three months ended September 30, 2019. The installed base of instruments increased from September 30, 2018 to September 30, 2019, and as these additional instruments were used by customers, the consumable sales increased. The increase in service and other revenue of $1.2 million was due to increased services performed in our Accelerator Laboratory. We had no collaboration and license revenue in the three months ended September 30, 2019 as compared to the $1.6 million of revenue related to the collaboration arrangement with bioMérieux in the three months ended September 30, 2018. We adopted ASC 606 as of January 1, 2019, which did not have a material impact on revenue during the third quarter of 2019.

Cost of Goods Sold and Services

Cost of product revenue increased by $2.2 million, or 68.2%, to $5.5 million for the three months ended September 30, 2019 as compared to $3.3 million for the three months ended September 30, 2018. The increase was primarily due to an increase in sales of consumables and instruments, along with costs incurred from the amortization of the Uman acquisition-related inventory valuation adjustment and acquired intangibles. Cost of service revenue increased to $2.4 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue increased to 52.9% of total revenue for the three months ended September 30, 2019 as compared to 47.2% for the three months ended September 30, 2018, primarily as a result of the impact of the collaboration arrangement with bioMérieux during the three months ended September 30, 2018 and the impact of the Uman acquisition-related charges during the three months ended September 30, 2019.

Research and Development Expense

Research and development expense decreased by $0.5 million, or (11.0)%, to $3.9 million for the three months ended September 30, 2019 as compared to $4.4 million for the three months ended September 30, 2018. The decrease was primarily due to the completion of development of the HD-X in the early part of the third quarter of 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $4.5 million, or 50.9%, to $13.4 million for the three months ended September 30, 2019 as compared to $8.8 million for the three months ended September 30, 2018. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, the lease for the new headquarters, and stock compensation expense. In addition, we incurred approximately $1.0 million in costs associated with the acquisition of Uman during the three months ended September 30, 2019.

Interest Income and Other Expense, Net

Interest income and other expense, net increased by  $0.2 million for the three months ended September 30, 2019 as compared to same period in 2018, primarily due to the interest income earned on cash equivalents, which increased due to the at-the-market and underwritten public offerings  completed during 2019.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018 (dollars in thousands):

p
	Nine Months Ended		Nine Months Ended
	September 30,	% of	September 30,	% of	$	%
	2019	revenue	2018	revenue	change	change
Product revenue	$29,059	71.2%	$15,907	59.5%	$13,152	82.7%
Service and other revenue	11,757	28.8%	8,699	32.5%	3,058	35.2%
Collaboration and license revenue	—	—%	2,149	8.0%	(2,149)	(100.0)%
Total revenue	40,816	100.0%	26,755	100.0%	14,061	52.6%
Costs of Goods sold:
Cost of product revenue	14,217	34.8%	8,995	33.6%	5,222	58.1%
Cost of services revenue	6,630	16.2%	5,021	18.8%	1,609	32.0%
Total Costs of Goods sold and services	20,847	51.1%	14,016	52.4%	6,831	48.7%
Gross Profit	19,969	48.9%	12,739	47.6%	7,230	56.8%
Operating Expenses:
Research and development	11,792	28.9%	11,759	44.0%	33	0.3%
Selling, general and administrative	38,293	93.8%	23,117	86.4%	15,176	65.6%
Total operating expenses	50,085	122.7%	34,876	130.4%	15,209	43.6%
Loss from operations	(30,116)	(73.8)%	(22,137)	(82.7)%	(7,979)	(36.0)%
Interest income (expense), net	346	0.8%	21	0.1%	325	1,547.6%
Other income (expense), net	(149)	(0.4)%	(86)	(0.3)%	(63)	(73.3)%
Loss before income tax	(29,919)	(73.3)%	(22,202)	(83.0)%	(7,717)	(34.8)%
Income tax benefit	(81)	(0.2)%	—	—%	(81)	(100.0)%
Net loss	$(29,838)	(73.1)%	$(22,202)	(83.0)%	$(7,636)	(34.4)%

Revenue

Total revenue increased by $14.1 million, or 52.6%, to $40.8 million for the nine months ended September 30, 2019 as compared to $26.8 million for the nine months ended September 30, 2018. Product revenue consisted primarily of sales of instruments totaling $10.3 million and sales of consumables and other products of $18.8 million for the nine months ended September 30, 2019. Product revenue consisted of sales of instruments totaling $6.0 million and sales of consumables and other products totaling $9.9 million for the nine months ended September 30, 2018. The increase in product revenue of $13.2 million was primarily due to the sale of more instruments and increased sales of consumables in the nine months ended September 30, 2019. The installed base of instruments increased from September 30, 2018 to September 30, 2019, and as these additional instruments were used by customers, the consumable sales increased. The increase in service and other revenue of $3.1 million was due to increased services performed in our Accelerator Laboratory. We had no collaboration and license revenue in the nine months ended September 30, 2019 as compared to the $2.1 million of revenue related to the collaboration arrangement with bioMérieux in the nine months ended September 30, 2018. We adopted ASC 606 as of January 1, 2019, which did not have a material impact on revenue in the nine months ended September 30,  2019.

Cost of Goods Sold and Services

Cost of product revenue increased by $5.2 million, or 58.1%, to $14.2 million for the nine months ended September 30, 2019 as compared to $9.0 million for the nine months ended September 30, 2018. The increase was primarily due to increased sales of consumables and instruments, along with costs incurred from the amortization of the Uman acquisition-related inventory valuation adjustment and acquired intangibles. Cost of service revenue increased to $6.6 million for the nine months ended September 30, 2019 from $5.0 million for the nine months ended September 30, 2018. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue decreased to 51.1% of total revenue for the nine months ended September 30, 2019 as compared to 52.4% for the nine months ended September 30, 2018, primarily as a result of decreased costs to produce products.

Research and Development Expense

Research and development expense increased slightly by less than $0.1 million, or 0.3%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to the development of the SP-X and HD-X and the increased headcount in research and development.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $15.2 million, or 65.6%, to $38.3 million for the nine months ended September 30, 2019 as compared to $23.1 million for the nine months ended September 30, 2018. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, the lease for the new headquarters, and stock compensation expense. In addition, we incurred approximately $1.9 million in costs associated with the acquisition of Uman during the nine months ended September 30, 2019.

Interest Income and Other Expense, Net

Interest income and other expense, net increased by $0.3 million for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to the interest income earned on cash equivalents, which increased due to the at-the-market and underwritten public offerings  completed during 2019.

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

On March 19, 2019, we entered into a Sales Agreement for an “at the market offering” arrangement with Cowen, which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $50.0 million from time to time through Cowen, acting as our agent.  During the nine months ended September 30, 2019, we sold an aggregate of 2,186,163 shares of common stock pursuant to this agreement resulting in $49.7 million in gross proceeds and $48.0 million in net proceeds.

On August 8, 2019, we entered into an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters, relating to an underwritten public offering of 2,732,673 shares of common stock at a public offering price of $25.25 per share. We received $69.0 million in gross proceeds and $64.5 million in net proceeds.

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

On July 2, 2019, 66,041 warrants were exercised by Hercules on a net, non-cash, basis. Per the terms of the warrant agreement, we issued 45,690 shares of common stock with a value equal to Hercules’ gain.

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

Debt principal repayments, including the end of term fees, due as of September 30, 2019 are (in thousands):

Years ending December 31,
Remainder 2019	$—
2020	—
2021	7,813
$7,813

Uman Acquisition

In August 2019, we completed the acquisition of Uman, in which we paid $15.7 million in cash to the shareholders of Uman. We funded this payment through our existing cash balances. In addition, we issued $5.5 million in stock in connection with the purchase of Uman. The acquisition closed with respect to 95% of the outstanding shares of capital stock of Uman on July 1, 2019 and with respect to the remaining 5% of the outstanding shares of capital stock of Uman on August 1, 2019.

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(21,652)	$(20,613)
Net cash used in investing activities	(24,832)	(5,347)
Net cash provided by (used in) financing activities	115,473	(1,299)
Net increase (decrease) in cash and cash equivalents	$68,989	$(27,259)

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

Net cash used in operating activities was $21.7 million during the nine months ended September 30, 2019. The net cash used in operating activities primarily consisted of the net loss of $29.8 million offset by non-cash charges of $4.7 million of stock-based compensation expense and $2.2 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $1.2 million was primarily due to a $10.1 million increase in other non-current liabilities related to our new lease, offset by an increase in accounts receivable of $4.5 million, and an increase in inventory of $3.9 million.

Net cash used in operating activities was $20.6 million during the nine months ended September 30, 2018. Net cash used in operating activities primarily consisted of the net loss of $22.2 million, and an increase in accounts payable and accrued expenses of $0.1 million.  Other cash outflows including a decrease in inventory of $1.0 million, an increase of prepaid and other expenses of $1.0 million and a  decrease in deferred revenue of $2.5 million are primarily offset by a decrease in accounts receivable of $1.2 million, an increase in non-cash stock compensation expense of $3.4 million, and an increase in other non-cash adjustments of $1.2 million.

Net Cash Used in Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure and work force. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.

We used $24.8 million of cash in investing activities during the nine months ended September 30, 2019. The significant increase was related to the cash portion of the Uman acquisition, as well as the leasehold improvements for new headquarters, which is a component of our lease agreement.

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

Financing activities provided $115.5 million of cash during the nine months ended September 30, 2019, primarily from proceeds of our “at-the-market” offering during the second quarter of 2019 and our underwritten public offering during the third quarter of 2019.

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

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

•	market acceptance of our products, including our SP-X and HD-X instruments;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	the cost of our research and development activities;
•	our ability to enter into collaborations in the future, and the success of any such collaborations;
•	the cost and timing of potential regulatory clearances or approvals that may be required in the future for our products; and
•	the effect of competing technological and market developments.

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings. On March 19, 2019, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on May 10, 2019, and pursuant to which we registered for sale up to $200 million of any combination of our common stock, preferred stock, debt securities, warrants, rights, and/or units from time to time and at prices and on terms that we may determine. After the sales of shares of common stock in our “at-the-market” offering during June 2019,  and the sale of 2,732,673 shares of common stock in our underwritten public offering in August 2019, approximately $81.3 million of securities remained available for issuance under this shelf registration statement. This registration statement will remain in effect up to May 10, 2022. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Contractual Obligations and Commitments

As of September 30, 2019, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2018, except that, on April 15, 2019, we signed Amendment 7 to the Loan Agreement, which extends the interest only payment period through July 1, 2021 and also extends the loan the maturity date until October 1, 2021. We are required to pay the loan principal in five equal installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2019, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.   Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Form 10‑Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019, except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the SEC on August 6, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 2, 2019, 66,041 warrants were exercised by Hercules on a net, non-cash, basis. Per the terms of the warrant agreement, we issued 45,690 shares of common stock.  The shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, because the offer and sale of the shares did not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act, and other applicable requirements were met.

See also Current Reports on Form 8-K filed with the SEC on July 2, 2019 and August 2, 2019.

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

We received approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs payable by us. As of September 30, 2019, we had used all of the net proceeds from the offering for: operating expenses, capital investments, debt payments and the acquisition of Aushon. None of the offering expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, and we have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any such persons. There has been no material change in the planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 7, 2017 pursuant to Rule 424(b)(4) under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1*		Letter Agreement, dated July 22, 2019, between the Registrant and Amee Desjourdy.	X

10.2*		Consulting Agreement, dated July 31, 2019, between the Registrant and Jackson Streeter, M.D.		8-K	8/1/2019	001-38319

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: November 8, 2019	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: November 8, 2019	By:	/s/ Amol Chaubal
Amol Chaubal
Chief Financial Officer
(principal financial officer and principal accounting officer)