Form 10-Q
period 2020-06-30
Quanterix Corp
filed 2020-08-05
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ⌧  No

As of July 30, 2020, the registrant had 28,440,339 shares of common stock, $0.001 par value per share, outstanding.

TTABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about our financial performance, and are subject to a number of risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by “Part II, Item 1A, Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, or other filings that we make with the Securities and Exchange Commission, or SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$88,806	$109,155
Accounts receivable (less reserve for doubtful accounts of $315 and $162 as of June 30, 2020 and December 31, 2019, respectively; including $108 and $186 from related parties as of June 30, 2020 and December 31, 2019, respectively)	9,526	10,906
Inventory	13,789	10,463
Prepaid expenses and other current assets	2,117	2,137
Total current assets	114,238	132,661
Restricted cash	1,000	1,026
Property and equipment, net	12,353	12,047
Intangible assets, net	13,310	14,307
Goodwill	9,390	9,353
Right-of-use assets	12,120	—
Other non-current assets	529	557
Total assets	$162,940	$169,951
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $16 and $36 to related parties as of June 30, 2020 and December 31, 2019, respectively)	$4,878	$5,777
Accrued compensation and benefits	5,375	6,570
Other accrued expenses (including $228 and $0 to related parties as of June 30, 2020 and December 31, 2019, respectively)	2,597	2,498
Deferred revenue (including $15 and $55 with related parties as of June 30, 2020 and December 31, 2019, respectively)	5,019	4,697
Current portion of long term debt	—	75
Short term lease liabilities	729	—
Other current liabilities	299	216
Total current liabilities	18,897	19,833
Deferred revenue, net of current portion	384	466
Long term debt, net of current portion	7,630	7,587
Long term lease liabilities	22,458	—
Other non-current liabilities	2,537	13,407
Total liabilities	51,906	41,293
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of June 30, 2020 and December 31, 2019; issued and outstanding — 28,381,280 and 28,112,201 shares as of June 30, 2020 and December 31, 2019, respectively	28	28
Additional paid-in capital	351,188	345,027
Accumulated other comprehensive loss	(26)	(153)
Accumulated deficit	(240,156)	(216,244)
Total stockholders’ equity	111,034	128,658
Total liabilities and stockholders’ equity	$162,940	$169,951

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue (including related party activity of $186 and $126 for the three months ended June 30, 2020 and 2019, respectively, and $220 and $205 for the six months ended June 30, 2020 and 2019, respectively)	$6,790	$8,776	$16,623	$18,322
Service and other revenue (including related party activity of $21 and $19 for the three months ended June 30, 2020 and 2019, respectively, and $45 and $42 for the six months ended June 30, 2020 and 2019, respectively)	6,317	4,760	12,079	7,550
Collaboration and license revenue	23	—	155	—
Total revenue	13,130	13,536	28,857	25,872
Costs of goods sold:
Cost of product revenue (including related party activity of $30 and $35 for the three months ended June 30, 2020 and 2019, respectively, and $57 and $70 for the six months ended June 30, 2020 and 2019, respectively)	5,416	4,455	11,602	8,704
Cost of services and other revenue	2,501	2,150	5,229	4,232
Total costs of goods sold and services	7,917	6,605	16,831	12,936
Gross profit	5,213	6,931	12,026	12,936
Operating expenses:
Research and development	4,312	4,016	8,580	7,868
Selling, general, and administrative	13,102	13,429	27,375	24,941
Total operating expenses	17,414	17,445	35,955	32,809
Loss from operations	(12,201)	(10,514)	(23,929)	(19,873)
Interest income (expense), net	(108)	42	53	64
Other income (expense), net	(11)	(68)	(178)	(115)
Loss before income taxes	(12,320)	(10,540)	(24,054)	(19,924)
Income tax benefit (provision)	18	(23)	142	(44)
Net loss	$(12,302)	$(10,563)	$(23,912)	$(19,968)
Net loss per share, basic and diluted	$(0.43)	$(0.46)	$(0.85)	$(0.88)
Weighted-average common shares outstanding, basic and diluted	28,312,925	23,213,653	28,246,028	22,820,502

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Comprehensive Loss

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(12,302)	$(10,563)	$(23,912)	$(19,968)
Other comprehensive loss:
Cumulative translation adjustment	1,174	—	127	—
Total other comprehensive loss	1,174	—	127	—
Comprehensive loss	$(11,128)	$(10,563)	$(23,785)	$(19,968)

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six months ended
	June 30,
	2020	2019
Operating activities
Net loss	$(23,912)	$(19,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,079	953
Inventory step-up amortization	194	—
Reduction in the carrying amounts of right-of-use assets	108	—
Stock-based compensation expense	4,610	2,885
Non-cash interest expense	43	46
Loss on disposal of fixed assets	69	14
Changes in operating assets and liabilities:
Accounts receivable	1,445	(2,296)
Prepaid expenses and other assets	116	302
Inventory	(3,504)	(2,905)
Other non-current assets	27	2
Accounts payable	(959)	(1,600)
Accrued compensation and benefits, other accrued expenses and other current liabilities	(1,008)	669
Contract acquisition costs	(99)	(60)
Operating lease liabilities	387	—
Other non-current liabilities	(437)	9,448
Deferred revenue	241	(310)
Net cash used in operating activities	(20,600)	(12,820)
Investing activities
Purchases of property and equipment	(1,361)	(9,830)
Net cash used in investing activities	(1,361)	(9,830)
Financing activities
Proceeds from stock options exercised	1,111	1,910
Sale of common stock in at-the-market offering, net	—	48,019
Proceeds from ESPP purchase	440	393
Payments on notes payable	(75)	(50)
Net cash provided by financing activities	1,476	50,272
Net increase (decrease) in cash and cash equivalents	(20,485)	27,622
Effect of foreign currency exchange rate on cash	110	—
Cash, restricted cash, and cash equivalents at beginning of period	110,181	45,429
Cash, restricted cash, and cash equivalents at end of period	$89,806	$73,051
Supplemental cash flow information
Cash paid for interest	$155	$160
Purchases of property and equipment included in accounts payable	$35	$279
Purchases of property and equipment included in other non-current liabilities	$—	$8,057
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$88,806	$72,025
Restricted cash	$1,000	$1,026
Total cash, cash equivalents, and restricted cash	$89,806	$73,051

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	loss	deficit	equity
Balance at March 31, 2020	28,243,442	$28	$348,072	$(1,200)	$(227,854)	$119,046
Exercise of common stock options and vesting of restricted stock	137,838	—	615	—	—	615
Stock-based compensation expense	—	—	2,501	—	—	2,501
Cumulative translation adjustment	—	—	—	1,174	—	1,174
Net loss	—	—	—	—	(12,302)	(12,302)
Balance at June 30, 2020	28,381,280	$28	$351,188	$(26)	$(240,156)	$111,034

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	loss	deficit	equity
Balance at March 31, 2019	22,491,447	$23	$219,045	$—	$(184,853)	$34,215
Exercise of common stock options and vesting of restricted stock	216,409	—	1,408	—	—	1,408
Sale of common stock in at-the-market offering	2,186,163	2	48,017	—	—	48,019
ESPP stock purchase	—	—	65	—	—	65
Stock-based compensation expense	—	—	1,601	—	—	1,601
Net loss	—	—	—	—	(10,563)	(10,563)
Balance at June 30, 2019	24,894,019	$25	$270,136	$—	$(195,416)	$74,745

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	loss	deficit	equity
Balance at December 31, 2019	28,112,201	$28	$345,027	$(153)	$(216,244)	$128,658
Exercise of common stock options and vesting of restricted stock	246,386	—	1,111	—	—	1,111
ESPP stock purchase	22,693	—	440	—	—	440
Stock-based compensation expense	—	—	4,610	—	—	4,610
Cumulative translation adjustment	—	—	—	127	—	127
Net loss	—	—	—	—	(23,912)	(23,912)
Balance at June 30, 2020	28,381,280	$28	$351,188	$(26)	$(240,156)	$111,034

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	loss	deficit	equity
Balance at December 31, 2018	22,369,036	$22	$216,931	$—	$(175,888)	$41,065
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	—	440	440
Exercise of common stock options and vesting of restricted stock	318,770	1	1,910	—	—	1,911
Sale of common stock in at-the-market offering	2,186,163	2	48,017	—	—	48,019
ESPP stock purchase	20,050	—	393	—	—	393
Stock-based compensation expense	—	—	2,885	—	—	2,885
Net loss	—	—	—	—	(19,968)	(19,968)
Balance at June 30, 2019	24,894,019	$25	$270,136	$—	$(195,416)	$74,745

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

Basis of presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 13, 2020 (the 2019 Annual Report on Form 10-K). The consolidated financial information as of December 31, 2019 has been derived from the audited 2019 consolidated financial statements included in the 2019 Annual Report on Form 10-K.

2. Significant accounting policies

Principles of consolidation

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Quanterix Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In making those estimates and assumptions, the Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. The Company’s significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, fair value of equity instruments and notes receivable, fair value of assets acquired and liabilities assumed in acquisitions, valuation allowances recorded against deferred tax assets, right-of-use assets and lease liabilities, and stock-based compensation. Actual results could differ from those estimates.

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

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2020 the Company did not have any significant uncertain tax positions.

Business combinations

Under the acquisition method of accounting, the Company generally recognizes the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess consideration over the aggregate value of tangible and intangible assets, net of liabilities assumed, is recorded as goodwill. These valuations require significant estimates and assumptions, especially with respect to intangible assets.

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

Restricted cash

Restricted cash primarily represents collateral for a letter of credit issued as security for the lease for the Company’s headquarters in Billerica, Massachusetts. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from June 30, 2020.

Recent accounting pronouncements

The Company is considered to be an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may remain an EGC until the last day of the fiscal year in which the fifth anniversary of the closing of the initial public offering occurs, although if the market value the Company’s common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period. The Company has elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies so long as the Company remains an EGC.

Recently Adopted

In February 2016, the Financial Accounting Standards Board (FASB) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. An optional transition approach is permitted under ASU 2018-11, applying the new standard to all leases existing at the date of initial application.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected the practical expedient not to recognize leases on the balance sheet with a term of twelve months or less. The Company’s leases consist of office and lab space and office equipment. All of the Company’s leases are classified as operating, and options to renew a lease are only included in the lease term to the extent those options are reasonably certain to be exercised. Additionally, the Company elected to apply the practical expedient not to separate lease and nonlease components for all leases.

Operating lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The rate implicit in lease contracts is typically not readily determinable and, as a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this ASU on January 1, 2020 with no material effect to its financial statements.

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for the Company beginning in the first quarter of 2022, with early adoption permitted. The Company is currently evaluating the expected impact of ASU 2016-13 on its financial statements.

There have been no other material changes to the significant accounting policies and recent accounting pronouncements previously disclosed in the 2019 Annual Report on Form 10-K.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2020				June 30, 2020
(in thousands)	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$1,220	$1,009	$535	$2,764	$2,973	$1,735	$1,744	$6,452
Consumable and other products	1,734	1,897	395	4,026	4,658	4,601	912	10,171
Totals	$2,954	$2,906	$930	$6,790	$7,631	$6,336	$2,656	$16,623

Service and other revenues
Service-type warranties	$731	$385	$59	$1,175	$1,479	$764	$111	$2,354
Research services	4,394	513	75	4,982	8,061	595	613	9,269
Other services	75	67	18	160	306	127	23	456
Totals	$5,200	$965	$152	$6,317	$9,846	$1,486	$747	$12,079

Collaboration and license revenue
Collaboration and license revenue	$22	$1	$—	$23	$144	$11	$—	$155
Totals	$22	$1	$—	$23	$144	$11	$—	$155

	Three Months Ended				Six Months Ended
	June 30, 2019				June 30, 2019
(in thousands)	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$1,159	$893	$651	$2,703	$2,556	$2,038	$1,525	$6,119
Consumable and other products	3,655	2,095	323	6,073	7,274	4,183	747	12,204
Totals	$4,814	$2,988	$974	$8,776	$9,830	$6,221	$2,271	$18,322

Service and other revenues
Service-type warranties	$814	$300	$28	$1,142	$1,503	$534	$65	$2,102
Research services	2,771	223	213	3,207	4,275	223	213	4,711
Other services	200	209	2	411	401	317	19	737
Totals	$3,785	$732	$243	$4,760	$6,179	$1,074	$297	$7,550

Collaboration and license revenue
Collaboration and license revenue	$—	$—	$—	$—	$—	$—	$—	$—
Totals	$—	$—	$—	$—	$—	$—	$—	$—

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

Variable consideration in the Company’s contracts primarily relates to (i) sales- and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (ii) certain non-fixed fee research services contracts. ASC 606 provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- and usage-based royalty will be recognized in the period the underlying transaction occurs. The Company has recorded sales- and usage-based royalty revenue for the three and six months ended June 30, 2020 related to the intellectual property licensed by the Company. The Company recognizes revenue from sales- and usage-based royalty revenue at the later of when the sale or usage occurs and the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated.

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2020 and 2019 is $5.4 million and $5.6 million, respectively. As of June 30, 2020, of the performance obligations not yet satisfied or partially satisfied, $5.0 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $5.4 million at June 30, 2020 principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $1.7 million related to undelivered licenses of intellectual property for a diagnostics company (see Note 13).

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Six Months Ended June 30, 2020
Balance at December 31, 2019	$5,163
Deferral of revenue	2,594
Recognition of deferred revenue	(2,354)
Balance at June 30, 2020	$5,403

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company. The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Six Months Ended June 30, 2020
Balance at December 31, 2019	$335
Deferral of costs to obtain a contract	230
Recognition of costs to obtain a contract	(303)
Balance at June 30, 2020	$262

The Company has classified the balance of capitalized costs to obtain a contract as a component of prepaid expenses and other current assets and classifies the expense as a component of cost of goods sold and selling, general, and administrative expense over the estimated life of the contract. The Company considers potential impairment in these amounts each period.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2020 and 2019, respectively.

The Company has elected to account for the shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

4. Net loss per share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, unvested restricted common stock, restricted stock units, stock options, and warrants are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	June 30,
	2020	2019
Unvested restricted common stock and restricted stock units	479,996	436,985
Outstanding stock options	2,744,441	2,640,072
Outstanding warrants	10,000	76,041
Total	3,234,437	3,153,098

As of June 30, 2020 and 2019, the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock to a vendor if a contract is terminated prior to a minimum purchase commitment being met. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

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

Fair value measurements as of June 30, 2020 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$82,013	$82,013	$—	$—
Note receivable	150	—	—	150
	$82,163	$82,013	$—	$150

Fair value measurements as of December 31, 2019 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$102,749	$102,749	$—	$—
Note receivable	150	—	—	150
	$102,899	$102,749	$—	$150

6. Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$5,446	$4,717
Work in process	2,783	2,573
Finished goods	5,560	3,173
Total	$13,789	$10,463

Inventory comprises commercial instruments, assays, and the materials required to manufacture limited instruments and assays.

7. Investments

During the third quarter of 2016, the Company purchased a minority interest in preferred stock in a privately held company for $0.3 million. During the third quarter of 2018, the Company was issued a convertible note by a privately held company having a principal amount of $0.2 million.

The preferred stock investment is recorded on a cost basis in other non-current assets on the accompanying balance sheets as the Company does not have a controlling interest, does not have the ability to exercise significant influence over the privately held company, and the fair value of the equity investment is not readily determinable. The Company performs an impairment analysis at each reporting period to determine if there is any readily available fair value information that would indicate an impairment. The Company has determined there was no impairment during the six months ended June 30, 2020 or in any prior period.

The convertible note is held as an available-for-sale investment, which is carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reporting stockholders equity. Any gains or losses recognized by the Company related to the change in fair value of the convertible note were deemed immaterial. When determining the estimated fair value of the convertible notes, the Company used a commonly accepted valuation methodology.

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

8. Other accrued expenses and other non-current liabilities

Other accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued inventory	$512	$459
Accrued royalties	378	476
Accrued professional services	828	655
Accrued development costs	190	151
Accrued other	689	757
Total accrued expenses	$2,597	$2,498

Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Leasehold obligation incentive	$—	$7,572
Deferred rent	—	3,011
Deferred tax liabilities	2,531	2,816
Other	6	8
Total non-current liabilities	$2,537	$13,407

As part of the Company’s adoption of ASC 842 on January 1, 2020, the Company derecognized the leasehold obligation incentive of $7.6 million and deferred rent of $3.0 million. Per ASC 842, the leasehold obligation incentive and deferred rent reduced the Company’s ROU assets at time of adoption for the related leases. Refer to Note 2 and Note 10 for further detail.

9. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

The Company issued no warrants during the six months ended June 30, 2020 and had 10,000 warrants outstanding as of June 30, 2020.

Stock-based compensation

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product revenue	$49	$27	$85	$44
Cost of service and other revenue	80	57	148	117
Research and development	290	180	531	348
Selling, general, and administrative	2,082	1,337	3,846	2,376
Total	$2,501	$1,601	$4,610	$2,885

As of June 30, 2020, under the 2007 Stock Option and Grant Plan (the 2007 Plan), options to purchase 1,100,607 shares of common stock were outstanding and no shares of common stock were available for future awards. In connection with the completion of the Company’s initial public offering (IPO) in December 2017, the Company terminated the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. Upon its adoption, the 2017 Plan allowed for the issuance of up to 1,042,314 shares of common stock plus up to 2,490,290 shares of common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. The 2017 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in fiscal year 2019 and ending in fiscal year 2027. The annual increase in the number of shares shall be equal to the lowest of: 4% of the number of shares of common stock outstanding as of such date; and an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 Plan increased by 1,126,172 on January 1, 2020 due to this provision. As of June 30, 2020, under the 2017 Plan, options to purchase 1,643,834 shares of common stock were outstanding and unvested restricted stock units for 479,996 shares of common stock were outstanding. As of June 30, 2020, 802,365 shares were available for grant under the 2017 Plan.

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). The 2017 ESPP contains an “evergreen” provision, which allows for an increase on the first day of each fiscal year beginning with fiscal year 2018. The increase in the number of shares shall be equal to the lowest of: 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 ESPP increased by 281,543 on January 1, 2020 due to this provision. As of June 30, 2020, 871,422 shares were available for issuance under the 2017 ESPP.

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

		Weighted-average	Remaining contractual	Aggregate intrinsic value
	Options	exercise price	life (in years)	(in thousands)
Outstanding at December 31, 2019	2,507,062	$14.41	7.58	$24,870
Granted	457,211	$27.09
Exercised	(152,570)	$7.28
Cancelled	(67,262)	$25.55
Outstanding at June 30, 2020	2,744,441	$16.65	7.60	$30,415
Vested and expected to vest at June 30, 2020	2,744,441	$16.65	7.60	$30,415
Exercisable at June 30, 2020	1,479,484	$11.12	6.58	$24,264

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the six months ended June 30, 2020 and 2019 was $11.76 and $8.64 per share, respectively. The expense related to awards granted to employees was $1.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively. The expense related to awards granted to employees was $0.9 million and $1.6 million for the three and six months ended June 30, 2019, respectively. The intrinsic value of stock options exercised was $1.7 million and $2.7 million for the three and six months ended June 30, 2020, respectively. The intrinsic value of stock options exercised was $2.9 million and $4.1 million for the three and six months ended June 30, 2019, respectively. Activity related to non-employee awards was not material to the three and six months ended June 30, 2020 and 2019.

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four-year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted common stock awards were granted or vested during the six months ended June 30, 2020. As of June 30, 2020, the Company had 39,806 shares of unvested restricted common stock with a weighted average grant date fair value of $3.12 per share.

Restricted stock units

Restricted stock units (RSUs) represent the right to receive shares of common stock upon meeting specified vesting requirements. In the six months ended June 30, 2020, the Company issued 224,792 RSUs to employees of the Company under the 2017 Plan. Under the terms of the agreements, 202,336 of the RSUs issued are subject to a four-year vesting schedule with 25% vesting on the first anniversary of the grant date and the remaining vesting 75% ratably on a monthly basis over the remaining three years; 15,890 of the RSUs vest on December 31, 2020; 5,106 vested immediately upon grant; and 1,460 vested on May 31, 2020. A summary of RSU activity is as follows:

		Weighted-average
		grant date
		fair value
	Shares	per share
Unvested RSUs as of December 31, 2019	370,123	$20.48
Granted	224,792	$27.33
Vested	(93,816)	$27.26
Cancelled	(21,103)	$19.94
Unvested RSUs as of June 30, 2020	479,996	$23.41

The expense related to awards granted to employees and directors was $1.1 million and $2.0 million for the three and six months ended June 30, 2020, respectively. The expense related to awards granted to employees and directors was $0.7 million and $1.2 million for the three and six months ended June 30, 2019, respectively.

At June 30, 2020, there was $10.4 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

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

48 Tvistevägen

The Company has three leases at 48 Tvistevägen Umeå, Sweden for laboratory spaces, manufacturing spaces (Uman lease), and office space. All of these Uman leases have been assessed as operating leases.

In applying the ASC 842 transition guidance, the Uman leases remained classified as operating leases and the Company recorded ROU assets of less than $0.1 million and lease liability of less than $0.1 million on the effective date. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the leases.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2020:

Operating leases (in thousands)	For the three months ended June 30, 2020		For the six months ended June 30, 2020
Lease Costs (1)
Operating lease costs	$667		$1,327
Total lease cost	$667		$1,327

Other information
Operating cash flows used for operating leases	$407		832
Weighted average remaining lease term	10.1	years
Weighted average discount rate	9.73%

(1) Short-term lease costs and variable lease costs incurred by the Company for the three and six months ended June 30, 2020 were immaterial.

As of June 30, 2020, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of lease liabilities (in thousands)	As of June 30, 2020
Remainder 2020	$1,271
2021	3,363
2022	3,435
2023	3,487
2024	3,557
2025 and thereafter	22,211
Total lease payments	$37,324
Less: imputed interest	14,137
Total operating lease liabilities	$23,187

11. Commitments and contingencies

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sublicensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and 2019, the Company recorded royalty expense of $0.2 million, $0.2 million, $0.4 million, and $0.4 million, respectively, in cost of product revenue on the consolidated statements of operations.

Other licenses

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non-exclusive, non-sublicensable license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid-single digit royalty. The Company is required to make mid-single digit royalty payments on net sales of products and services which utilize the licensed technology. In September 2019, all remaining patents related to the intellectual property expired and the license agreement terminated. As this agreement was terminated in 2019, the Company recorded no royalty expense during the three and six months ended June 30, 2020 and royalty expense of less than $0.1 million in cost of product revenue on the consolidated statements of operations during the three and six months ended June 30, 2019.

Development and supply agreement

Through the Company’s development agreement with STRATEC Biomedical, as amended in December 2016, the parties agreed on additional development services for an additional fee, which is payable when the additional development is completed. A total of $11.7 million is payable to STRATEC upon completion of the development activities. This amount is being recorded to research and development expense and accrued expenses as the services are performed. The initial services were completed during the year ended December 31, 2018. The Company began substantive additional development activities in the first quarter of 2019. These additional development activities were continued throughout the second of 2019 and completed in the third quarter of 2019.

The Company’s supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven-year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs plus a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of June 30, 2020, the Company has satisfied its required minimum purchase amount per the supply agreement. Also, if the Company terminates the supply agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of June 30, 2020 and December 31, 2019 was insignificant as there was a low probability of the warrants being issued.

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

12. Notes payable

Loan agreement

On April 14, 2014, the Company executed a Loan Agreement with a lender, as subsequently amended. As of June 30, 2020, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on a calculation of the prime rate less 5.25% with a minimum interest rate of 8%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The Loan Agreement also contains prepayment penalties and an end of term charge. Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

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

As of June 30, 2020, the remaining loan balance is classified as a long term liability since all principal payments are due greater than twelve months after the balance sheet date.

As of June 30, 2020, debt payment obligations due based on principal payments are as follows (in thousands):

Remainder 2020	$—
2021	7,688
$7,688

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $ 0.1 million or less for each of the three and six months ended June 30, 2020 and 2019.

13. Collaboration and license arrangements

The Company has entered into certain licenses with other companies for use of Uman’s technology. These licenses have royalty components which the Company earns and recognizes royalty revenue from throughout the year. The Company recognized revenue of less than $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, as collaboration and license revenue. The Company did not earn and recognize any royalty revenue from license agreements prior to the Company’s acquisition of Uman.

As of June 30, 2020 and December 31, 2019, the Company had $1.7 million and $1.7 million, respectively, of deferred revenue related to ongoing negotiations with a diagnostics company.

14. Employee benefit plans

The Company sponsors a 401(k) savings plan for its employees. The Company may make discretionary contributions for each 401(k) plan year. During the three and six months ended June 30, 2020, the Company made contributions of $0.2 million and $0.3 million, respectively. During three and six months ended June 30, 2019, the Company made contributions of $0.1 million and $0.3 million, respectively.

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

The Company has accounted for the acquisition of Uman as a purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of Uman are recorded as of the acquisition date of July 1, 2019, generally at their respective fair values, and consolidated with those of the Company. Purchase consideration in excess of the amounts recognized for the net assets acquired was recognized as goodwill and is not expected to be tax deductible in any taxing jurisdiction.

The following table summarizes the amounts recognized for the acquisition, net of $1.2 million in cash and cash equivalents acquired (in thousands):

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

Revenue and net income related to Uman’s operations was $0.4 million and $0.1 million, respectively, for the three months ended June 30, 2020, and $1.2 million and $0.6 million, respectively, for the six months ended June 30, 2020, and is included in the Company’s consolidated statements of operations.

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Uman for the three and six months ended June 30, 2019 as if the acquisition of Uman had been completed on January 1, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, increased cost of sales related to the inventory valuation adjustment, and adjustments relating to the tax effect of combining the Company and Uman businesses.

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

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenue (unaudited)	$13,775	$26,735
Pre-tax loss (unaudited)	$(9,830)	$(18,856)

The Company recorded no costs associated with the acquisition of Uman for each of the three and six months ended June 30, 2020. For each of the three and six months ended June 30, 2019, the Company incurred $0.9 million in costs associated with the acquisition of Uman. Costs associated with the acquisition of Uman are recorded as selling, general, and administrative expenses within the consolidated statements of operations.

16. Goodwill and acquired intangible assets

As of June 30, 2020, the carrying amount of goodwill was $9.4 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2019	$9,353
Cumulative translation adjustment	37
Balance as of June 30, 2020	$9,390

Acquired intangible assets as of June 30, 2020 consist of the following (in thousands):

		June 30, 2020
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining
Know-how	8.5	$13,000	$(1,531)	$(40)	$11,429	7.50
Developed technology	7	1,650	(889)	—	761	4.59
Customer relationships	8.5 - 10	1,360	(521)	—	839	7.58
Non-compete agreements	5.5	340	(68)	(1)	271	4.50
Trade names	3	50	(40)	—	10	0.59
Total		$16,400	$(3,049)	$(41)	$13,310

Acquired intangible assets as of December 31, 2019 consist of the following (in thousands):

		December 31, 2019
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining
Know-how	8.5	$13,000	$(767)	$(99)	$12,134	8.00
Developed technology	7	1,650	(737)	—	913	5.09
Customer relationships	8.5 - 10	1,360	(421)	(1)	938	8.08
Non-compete agreements	5.5	340	(34)	(2)	304	5.00
Trade names	3	50	(32)	—	18	1.09
Total		$16,400	$(1,991)	$(102)	$14,307

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

The Company recorded amortization expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively. Amortization relating to developed technology is recorded within research and development expenses, amortization of customer relationships is recorded within selling, general, and administrative expenses, amortization of trade names is recorded within selling, general and administrative expenses, amortization of non-compete agreements is recorded within selling, general, and administrative expenses, and amortization of know-how is recorded within cost of goods sold.

Future estimated amortization expense of acquired intangible assets as of June 30, 2020 is as follows (in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
Remainder 2020	$1,052
2021	2,013
2022	1,930
2023	1,848
2024	1,733
Thereafter	4,734
$13,310

17. Related party transactions

The Company entered into the License Agreement for certain intellectual property with Tufts (see Note 11). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. During the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019, the Company recorded royalty expense of $0.2 million, $0.4 million, $0.2 million and $0.4 million, respectively, in cost of product revenue on the consolidated statements of operations.

During the year ended December 31, 2017, Harvard University became a related party because a member of the Company’s Board of Directors is affiliated with Harvard University. Revenue recorded from sales to Harvard University were less than $0.1 million for each of the three and six months ended June 30, 2020 and 2019.

18. Accumulated other comprehensive loss

The following shows the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2020 which consisted of only foreign currency translation adjustments for the periods shown (in thousands):

		Accumulated
	Cumulative	Other
	Translation	Comprehensive
	Adjustment	Loss
Balance - December 31, 2019	$(153)	$(153)
Current period accumulated other comprehensive loss	127	127
Balance - June 30, 2020	$(26)	$(26)

19. Subsequent events

The Company had no significant subsequent events for the period June 30, 2020 through the filing date of this Quarterly Report on Form 10-Q.

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

We are subject to ongoing uncertainty concerning the COVID-19 pandemic, including its length and severity and its effect on our business. During the first and second quarters, we implemented a resiliency plan focused on the health and safety of our employees and maintaining continuity of our operations. We have seen an impact on instrument revenue due to limitations on our ability to access certain customer sites and complete instrument installations, as well as an impact on consumables revenue from interruptions in certain customer laboratories. We expect these COVID-19 related challenges to continue until these customers return to normal operations.

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

The situation remains dynamic and there remains significant uncertainty as to the length and severity of the pandemic, the actions that may be taken by government authorities, the impact to the business of our customers and suppliers, the long-term economic implications and other factors identified in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 as updated by “Part II, Item 1A, Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We will continue to evaluate the nature and extent of the impact to our business, financial condition, and operating results.

As of June 30, 2020, we had cash and cash equivalents of $88.8 million. Since inception, we have incurred net losses. Our net loss was $40.8 million, $31.5 million, and $27.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and $23.9 million and $20.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $240.2 million and stockholders' equity of $111.0 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

●	expand our sales and marketing efforts to further commercialize our products;
●	strategically acquire companies or technologies that may be complementary to our business;
●	expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the United States Food and Drug

Administration, or FDA, to be medical devices or otherwise subject to additional regulation by the FDA;
●	seek premarket approval, or PMA, or 510(k) clearance, or emergency use authorization, or EUA, from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition;
●	hire additional personnel and continue to grow our employee headcount;
●	enter into collaboration arrangements, if any, or in-license other products and technologies;
●	add operational, financial and management information systems; and
●	incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,	% of	June 30,	% of		$	%
	2020	revenue	2019	revenue		change	change
Product revenue	$6,790	53%	$8,776	65%		$(1,986)	(23)%
Service and other revenue	6,317	48%	4,760	35%		1,557	33%
Collaboration and license revenue	23	—%	—	—%		23	—%
Total revenue	13,130	100%	13,536	100%		(406)	(3)%
Cost of goods sold:
Cost of product revenue	5,416	41%	4,455	33%		961	22%
Cost of service revenue	2,501	19%	2,150	16%		351	16%
Total costs of goods sold and services	7,917	60%	6,605	49%		1,312	20%
Gross profit	5,213	40%	6,931	51%		(1,718)	(25)%
Operating expenses:
Research and development	4,312	33%	4,016	30%		296	7%
Selling, general, and administrative	13,102	100%	13,429	99%		(327)	(2)%
Total operating expense	17,414	133%	17,445	129%		(31)	—%
Loss from operations	(12,201)	(93)%	(10,514)	(78)%		(1,687)	(16)%
Interest income (expense), net	(108)	(1)%	42	—%	`	(150)	(357)%
Other income (expense), net	(11)	—%	(68)	—%		57	84%
Loss before income taxes	(12,320)	(94)%	(10,540)	(78)%		(1,780)	(17)%
Income tax benefit (provision)	18	—%	(23)	—%		41	(178)%
Net loss	$(12,302)	(94)%	$(10,563)	(78)%		$(1,739)	(16)%

Revenue

Total revenue decreased by $0.4 million, or 3%, to $13.1 million for the three months ended June 30, 2020 as compared to $13.5 million for the three months ended June 30, 2019. Product revenue consisted primarily of sales of instruments totaling $2.8 million and sales of consumables and other products of $4.0 million for the three months ended June 30, 2020. Product revenue consisted of sales of instruments totaling $2.7 million and sales of consumables and other products totaling $6.1 million for the three months ended June 30, 2019. The decrease in product revenue of $2.0 million was primarily impacted by a decrease in consumable orders from interruptions in certain customers’ laboratories due to COVID-19, along with limitations in our ability to access certain customer sites and complete instrument installations due to COVID-19. The impact of COVID-19 on product revenue was offset in part by an increase in service and other revenue of $1.6 million due to increased services performed in our Accelerator Laboratory. We had less than $0.1 million in collaboration and license revenue in the three months ended June 30, 2020 related to licensing technology and intellectual property.

Cost of Goods Sold and Services

Cost of product revenue increased by $1.0 million, or 22%, to $5.4 million for the three months ended June 30, 2020 as compared to $4.5 million for the three months ended June 30, 2019. The increase was primarily due to a higher proportion of instrument sales coupled with a lower proportion of consumables sales in our product mix, as well as costs incurred from the amortization of the Uman acquisition-related inventory valuation adjustment and acquired intangibles. Cost of service revenue increased to $2.5 million for the three months ended June 30, 2020 from $2.2 million for the three months ended June 30, 2019. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue increased to 60% of total revenue for the three months ended June 30, 2020 as compared to 49% for the three months ended June 30, 2019, primarily as a result of product mix and the amortization of acquisition-related acquired intangibles and inventory valuation adjustments.

Research and Development Expense

Research and development expense increased by $0.3 million, or 7%, to $4.3 million for the three months ended June 30, 2020 as compared to $4.0 million for the three months ended June 30, 2019. The increase was primarily due to the increased headcount in research and development.

Selling, General, and Administrative Expense

Selling, general and administrative expense decreased by $0.3 million, or 2%, to $13.1 million for the three months ended June 30, 2020 as compared to $13.4 million for the three months ended June 30, 2019. The decrease was primarily due to the $0.9 million of costs associated with the acquisition of Uman during the three months ended June 30, 2019, offset by headcount additions in various departments as we build out our organization to support future growth, the lease for the new headquarters, and stock compensation expense.

Interest Income (Expense) and Other Expense, Net

Interest income (expense) and other expense, net decreased by $0.1 million for the three months ended June 30, 2020 as compared to same period in 2019, primarily due to decreased interest income earned on cash equivalents, as COVID-19 unfavorably impacted interest rates on our cash equivalents during the three months ended June 30, 2020.

Income Tax Benefit (Provision)

Income tax benefit was less than $0.1 million for the three months ended June 30, 2020 as compared to a provision of less than $0.1 million for the same period in 2019. The change is primarily due to certain state and international taxes in 2020.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,	% of	June 30,	% of		$	%
	2020	revenue	2019	revenue		change	change
Product revenue	$16,623	58%	$18,322	71%		$(1,699)	(9)%
Service and other revenue	12,079	42%	7,550	29%		4,529	60%
Collaboration and license revenue	155	1%	—	—%		155	—%
Total revenue	28,857	100%	25,872	100%		2,985	12%
Cost of goods sold:
Cost of product revenue	11,602	40%	8,704	34%		2,898	33%
Cost of service revenue	5,229	18%	4,232	16%		997	24%
Total costs of goods sold and services	16,831	58%	12,936	50%		3,895	30%
Gross profit	12,026	42%	12,936	50%		(910)	(7)%
Operating expenses:
Research and development	8,580	30%	7,868	30%		712	9%
Selling, general, and administrative	27,375	95%	24,941	96%		2,434	10%
Total operating expense	35,955	125%	32,809	127%		3,146	10%
Loss from operations	(23,929)	(83)%	(19,873)	(77)%		(4,056)	(20)%
Interest income (expense), net	53	—%	64	—%	`	(11)	(17)%
Other income (expense), net	(178)	(1)%	(115)	—%		(63)	(55)%
Loss before income taxes	(24,054)	(83)%	(19,924)	(77)%		(4,130)	(21)%
Income tax benefit (provision)	142	0%	(44)	—%		186	423%
Net loss	$(23,912)	(83)%	$(19,968)	(77)%		$(3,944)	(20)%

Revenue

Revenue increased by $3.0 million, or 12%, to $28.9 million for the six months ended June 30, 2020 as compared to $25.9 million for the six months ended June 30, 2019. Product revenue consisted primarily of sales of instruments totaling $6.5 million and sales of consumables and other products of $10.1 million for the six months ended June 30, 2020. Product revenue consisted of sales of instruments totaling $6.1 million and sales of consumables and other products totaling $12.2 million for the six months ended June 30, 2019. The decrease in product revenue of $1.7 million was primarily impacted by a decrease in consumables orders from interruptions in certain customers’ laboratories due to COVID-19. The increase in service and other revenue of $4.5 million was due to increased services performed in our Accelerator Laboratory. We had $0.2 million in collaboration and license revenue in the six months ended June 30, 2020 related to licensing technology and intellectual property.

Cost of Goods Sold and Services

Cost of product revenue increased by $2.9 million, or 33%, to $11.6 million for the six months ended June 30, 2020 as compared to $8.7 million for the six months ended June 30, 2019. The increase was primarily due to a higher proportion of instrument sales coupled with a lower proportion of consumables sales in our product mix, as well as costs incurred from the amortization of the Uman acquisition-related inventory valuation adjustment and acquired intangibles. Cost of service revenue increased to $5.2 million for the six months ended June 30, 2020 from $4.2 million for the six months ended June 30, 2019. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue increased to 58% of total revenue for the six months ended June 30, 2020 as compared to 50% for the six months ended June 30, 2019, primarily as a result of increased sales and utilization of the Accelerator Laboratory, product mix, and the amortization of acquisition related acquired intangibles and inventory valuation adjustments.

Research and Development Expense

Research and development expense increased by $0.7 million, or 9%, to $8.6 million for the six months ended June 30, 2020 as compared to $7.9 million for the six months ended June 30, 2019. The increase was primarily due to the increased headcount in research and development.

Selling, General, and Administrative Expense

Selling, general, and administrative expense increased by $2.4 million, or 10%, to $27.4 million for the six months ended June 30, 2020 as compared to $24.9 million for the six months ended June 30, 2019. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, the lease for the new headquarters, and stock compensation expense.

Interest Income and Other Expense, Net

Interest income and other expense, net decreased slightly by less than $0.1 million for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to the unfavorable impact of COVID-19 on the interest rates of our cash equivalents during the six months ended June 30, 2020.

Income Tax Benefit (Provision)

Income tax benefit was $0.1 million for the six months ended June 30, 2020 as compared to a provision of less than $0.1 million for the same period in 2019. The change is primarily due to certain state and international taxes in 2020.

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

Debt principal repayments, including the end of term fees, due as of June 30, 2020 are (in thousands):

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

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(20,600)	$(12,820)
Net cash used in investing activities	(1,361)	(9,830)
Net cash provided by financing activities	1,476	50,272
Net increase (decrease) in cash and cash equivalents	$(20,485)	$27,622

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

Net cash used in operating activities was $20.6 million during the six months ended June 30, 2020. The net cash used in operating activities primarily consisted of the net loss of $23.9 million offset by non-cash charges of $4.6 million of stock-based compensation expense and $2.1 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $3.8 million was primarily due to an increase in inventory of $3.5 million, a decrease in accounts receivable of $1.4 million, a decrease in accrued compensation and benefits, other accrued expenses and other current liabilities of $1.0 million, and a decrease in accounts payable of $1.0 million.

Net cash used in operating activities was $12.8 million during the six months ended June 30, 2019. The net loss of $20.0 million includes non-cash charges of $2.9 million of stock-based compensation expense and $1.0 million of depreciation and amortization. Cash used as a result of changes in operating assets and liabilities of $3.3 million was primarily due to a $9.4 million increase in other non-current liabilities primarily related to our new lease, an increase in accounts receivable of $2.3 million, an increase in inventory of $2.9 million, and a decrease in accounts payable of $1.6 million.

Net Cash Used in Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure and work force. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.

We used $1.4 million of cash in investing activities during the six months ended June 30, 2020 for the purchase of property and equipment.

We used $9.8 million of cash in investing activities during the six months ended June 30, 2019 consisting of cash paid for purchases of capital equipment to support our infrastructure. The significant increase was related to the leasehold improvements for our new headquarters, which is a component of our lease agreement.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our convertible preferred stock and borrowings from credit facilities, the sale of shares of our common stock in our IPO and revenues from our commercial operations.

Financing activities provided $1.5 million of cash during the six months ended June 30, 2020, primarily from $1.1 million in proceeds from stock options exercised and $0.4 million in proceeds from stock purchases through our 2017 ESPP.

Financing activities provided $50.3 million of cash during the six months ended June 30, 2019, which was primarily from proceeds of our “at-the-market” offering during the second quarter of 2019.

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

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 as updated by “Part II, Item 1A, Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

●	market acceptance of our products, including our SP-X and HD-X instruments;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	the cost of our research and development activities;
●	our ability to enter into collaborations in the future, and the success of any such collaborations;
●	the cost and timing of potential regulatory clearances or approvals that may be required in the future for our products;
●	the effects of the COVID-19 pandemic; and
●	the effect of competing technological and market developments.

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

Contractual Obligations and Commitments

As of June 30, 2020, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies, Significant Judgments and Estimates

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates as disclosed therein, with the exception of our adoption of recent accounting pronouncements, as discussed below.

Recent Accounting Pronouncements

We adopted ASC 842 and its related amendments. See Notes 2 and 10 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2020, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020, as updated by “Part II, Item 1A, Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

`

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: August 4, 2020	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: August 4, 2020	By:	/s/ Amol Chaubal
Amol Chaubal
Chief Financial Officer
(principal financial officer and principal accounting officer)