Form 10-Q
period 2020-09-30
Quanterix Corp
filed 2020-11-06
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 31,668,184 shares of common stock, $0.001 par value per share, outstanding.

TTABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about our financial performance, and are subject to a number of risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q, or other filings that we make with the Securities and Exchange Commission, or SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$173,162	$109,155
Accounts receivable (less reserve for doubtful accounts of $449 and $162 as of September 30, 2020 and December 31, 2019, respectively; including $73 and $186 from related parties as of September 30, 2020 and December 31, 2019, respectively)	26,262	10,906
Inventory	13,274	10,463
Prepaid expenses and other current assets	2,230	2,137
Total current assets	214,928	132,661
Restricted cash	1,000	1,026
Property and equipment, net	12,827	12,047
Intangible assets, net	13,242	14,307
Goodwill	9,714	9,353
Right-of-use assets	12,019	—
Other non-current assets	375	557
Total assets	$264,105	$169,951
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $60 and $36 to related parties as of September 30, 2020 and December 31, 2019, respectively)	$5,962	$5,777
Accrued compensation and benefits	7,038	6,570
Other accrued expenses (including $1,338 and $0 to related parties as of September 30, 2020 and December 31, 2019, respectively)	4,177	2,498
Deferred revenue (including $56 and $55 with related parties as of September 30, 2020 and December 31, 2019, respectively)	3,793	4,697
Current portion of long term debt	5,744	75
Short term lease liabilities	1,166	—
Other current liabilities	212	216
Total current liabilities	28,092	19,833
Deferred revenue, net of current portion	363	466
Long term debt, net of current portion	1,907	7,587
Long term lease liabilities	22,159	—
Other non-current liabilities	2,543	13,407
Total liabilities	55,064	41,293
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of September 30, 2020 and December 31, 2019; issued and outstanding — 31,583,509 and 28,112,201 shares as of September 30, 2020 and December 31, 2019, respectively	32	28
Additional paid-in capital	446,228	345,027
Accumulated other comprehensive income (loss)	734	(153)
Accumulated deficit	(237,953)	(216,244)
Total stockholders’ equity	209,041	128,658
Total liabilities and stockholders’ equity	$264,105	$169,951

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue (including related party activity of $126 and $321 for the three months ended September 30, 2020 and 2019, respectively, and $398 and $526 for the nine months ended September 30, 2020 and 2019, respectively	$11,662	$10,737	$28,285	$29,059
Service and other revenue (including related party activity of $26 and $31 for the three months ended September 30, 2020 and 2019, respectively, and $71 and $73 for the nine months ended September 30, 2020 and 2019, respectively)	6,552	4,207	18,631	11,757
Collaboration and license revenue	11,246	—	11,401	—
Grant revenue	1,929	—	1,929	—
Total revenue	31,389	14,944	60,246	40,816
Costs of goods sold:
Cost of product revenue (including related party activity of $39 and $80 for the three months ended September 30, 2020 and 2019, respectively, and $116 and $150 for the nine months ended September 30, 2020 and 2019, respectively)	6,387	5,513	17,989	14,217
Cost of services and other revenue	2,896	2,398	8,125	6,630
Cost of collaboration and license revenue	1,000	—	1,000	—
Total costs of goods sold, services, and licenses	10,283	7,911	27,114	20,847
Gross profit	21,106	7,033	33,132	19,969
Operating expenses:
Research and development	5,377	3,924	13,957	11,792
Selling, general, and administrative	13,451	13,352	40,826	38,293
Total operating expenses	18,828	17,276	54,783	50,085
Income (loss) from operations	2,278	(10,243)	(21,651)	(30,116)
Interest income (expense), net	(160)	282	(107)	346
Other expense, net	(26)	(34)	(204)	(149)
Income (loss) before income taxes	2,092	(9,995)	(21,962)	(29,919)
Income tax benefit	111	125	253	81
Net income (loss)	$2,203	$(9,870)	$(21,709)	$(29,838)
Net income (loss) per share, basic	$0.07	$(0.37)	$(0.75)	$(1.24)
Weighted-average common shares outstanding, basic	30,139,157	26,627,831	28,881,716	24,102,887
Net income (loss) per share, diluted	$0.07	$(0.37)	$(0.75)	$(1.24)
Weighted-average common shares outstanding, diluted	31,386,439	26,627,831	28,881,716	24,102,887

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$2,203	$(9,870)	$(21,709)	$(29,838)
Other comprehensive income (loss):
Cumulative translation adjustment	760	(1,135)	887	(1,135)
Total other comprehensive income (loss)	760	(1,135)	887	(1,135)
Comprehensive income (loss)	$2,963	$(11,005)	$(20,822)	$(30,973)

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(21,709)	$(29,838)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	3,187	2,188
Inventory step-up amortization	670	—
Reduction in the carrying amounts of right-of-use assets	204	—
Stock-based compensation expense	6,970	4,713
Non-cash interest expense	65	68
Loss on disposal of fixed assets	120	24
Changes in operating assets and liabilities:
Accounts receivable	(15,360)	(4,474)
Prepaid expenses and other assets	(5)	(104)
Inventory	(3,505)	(3,943)
Other non-current assets	182	(21)
Accounts payable	(187)	(835)
Accrued compensation and benefits, other accrued expenses and other current liabilities	2,117	573
Contract acquisition costs	(99)	533
Operating lease liabilities	515	—
Other non-current liabilities	(177)	10,068
Deferred revenue	(1,007)	(604)
Net cash used in operating activities	(28,019)	(21,652)
Investing activities
Purchases of property and equipment	(2,149)	(10,303)
Acquisition of UmanDiagnostics AB, net of cash acquired	—	(14,529)
Net cash used in investing activities	(2,149)	(24,832)
Financing activities
Proceeds from stock options exercised	1,943	2,176
Sale of common stock in at-the-market offering, net	—	48,019
Sale of common stock in underwritten public offering, net	91,404	64,529
Proceeds from ESPP purchase	888	799
Payments on notes payable	(75)	(50)
Net cash provided by financing activities	94,160	115,473
Net increase in cash and cash equivalents	63,992	68,989
Effect of foreign currency exchange rate on cash	(11)	(65)
Cash, restricted cash, and cash equivalents at beginning of period	110,181	45,429
Cash, restricted cash, and cash equivalents at end of period	$174,162	$114,353
Supplemental cash flow information
Cash paid for interest	$468	$478
Purchases of property and equipment included in accounts payable	$358	$45
Purchases of property and equipment included in other non-current liabilities	$—	$7,750
191,152 shares of common stock issued in connection with the acquisition of UmanDiagnostics AB	$—	$5,467
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$173,162	$113,327
Restricted cash	$1,000	$1,026
Total cash, cash equivalents, and restricted cash	$174,162	$114,353

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at June 30, 2020	28,381,280	$28	$351,188	$(26)	$(240,156)	$111,034
Exercise of common stock options and vesting of restricted stock	130,302	1	831	—	—	832
Sale of common stock in underwritten public offering, net	3,048,774	3	91,401	—	—	91,404
ESPP stock purchase	23,153	—	448	—	—	448
Stock-based compensation expense	—	—	2,360	—	—	2,360
Cumulative translation adjustment	—	—	—	760	—	760
Net income (loss)	—	—	—	—	2,203	2,203
Balance at September 30, 2020	31,583,509	$32	$446,228	$734	$(237,953)	$209,041

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at June 30, 2019	24,894,019	$25	$270,136	$—	$(195,416)	$74,745
Exercise of common stock warrants	45,690	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	87,476	—	265	—	—	265
Sale of common stock in underwritten public offering, net	2,732,673	3	64,526	—	—	64,529
Issuance of shares for acquisition of Umandiagnostics AB	191,152	—	5,467	—	—	5,467
ESPP stock purchase	16,703	—	406	—	—	406
Stock-based compensation expense	—	—	1,828	—	—	1,828
Cumulative translation adjustment	—	—	—	(1,135)	—	(1,135)
Net income (loss)	—	—	—	—	(9,870)	(9,870)
Balance at September 30, 2019	27,967,713	$28	$342,628	$(1,135)	$(205,286)	$136,235

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at December 31, 2019	28,112,201	$28	$345,027	$(153)	$(216,244)	$128,658
Exercise of common stock options and vesting of restricted stock	376,688	1	1,942	—	—	1,943
Sale of common stock in underwritten public offering, net	3,048,774	3	91,401	—	—	91,404
ESPP stock purchase	45,846	—	888	—	—	888
Stock-based compensation expense	—	—	6,970	—	—	6,970
Cumulative translation adjustment	—	—	—	887	—	887
Net income (loss)	—	—	—	—	(21,709)	(21,709)
Balance at September 30, 2020	31,583,509	$32	$446,228	$734	$(237,953)	$209,041

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at December 31, 2018	22,369,036	$22	$216,931	$—	$(175,888)	$41,065
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	—	440	440
Exercise of common stock warrants	45,690	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	406,246	1	2,175	—	—	2,176
Sale of common stock in at-the-market offering, net	2,186,163	2	48,017	—	—	48,019
Sale of common stock in underwritten public offering, net	2,732,673	3	64,526	—	—	64,529
Issuance of shares for acquisition of Umandiagnostics AB	191,152	—	5,467	—	—	5,467
ESPP stock purchase	36,753	—	799	—	—	799
Stock-based compensation expense	—	—	4,713	—	—	4,713
Cumulative translation adjustment	—	—	—	(1,135)	—	(1,135)
Net income (loss)	—	—	—	—	(29,838)	(29,838)
Balance at September 30, 2019	27,967,713	$28	$342,628	$(1,135)	$(205,286)	$136,235

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

The Company launched its first immunoassay platform, the Simoa HD-1, in 2014. The HD-1 is a fully automated immunoassay bead-based platform with multiplexing and custom assay capability, and related assay test kits and consumable materials. The Company launched a second bead-based immunoassay platform (SR-X) in the fourth quarter of 2017 with a more compact footprint than the Simoa HD-1 and less automation designed for lower volume requirements while still allowing multiplexing and custom assay capability. The Company initiated an early-access program for its third instrument (SP-X) on the new Simoa planar array platform in January 2019, with the full commercial launch commencing in April 2019. In July 2019, the Company launched the Simoa HD-X, an upgraded version of the Simoa HD-1 which replaces the HD-1. The HD-X has been designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The Company began shipping and installing HD-X instruments at customer locations in the third quarter of 2019. The Company also performs research services on behalf of customers to apply the Simoa technology to specific customer needs. The Company's customers are primarily in the research use only market, which includes academic and governmental research institutions, the research and development laboratories of pharmaceutical manufacturers, contract research organizations, and specialty research laboratories.

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

On August 6, 2020, the Company delivered written notice to Cowen to terminate the Sales Agreement, which termination the parties agreed to make immediately effective.

Underwritten public offerings

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

On August 6, 2020, the Company entered into an underwriting agreement with SVB Leerink LLC and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 3.0 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $97.6 million. The Company incurred $6.2 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $91.4 million.

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

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2020 the Company did not have any significant uncertain tax positions.

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

Restricted cash

Restricted cash primarily represents collateral for a letter of credit issued as security for the lease for the Company’s headquarters in Billerica, Massachusetts. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from September 30, 2020.

Recent accounting pronouncements

The Company is considered to be an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may remain an EGC until the last day of the fiscal year in which the fifth anniversary of the closing of the initial public offering occurs, although if the market value the Company’s common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if the Company has annual gross revenues of $1.07 billion or more in any fiscal year, the Company would cease to be an EGC as of December 31 of the applicable year. The Company also would cease to be an EGC if it issues more than $1 billion of non-convertible debt over a three-year period. The Company has elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies so long as the Company remains an EGC.

Recently Adopted

In February 2016, the Financial Accounting Standards Board (FASB) established Topic 842, Leases (ASC 842), by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements (ASU 2018-11). The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. An optional transition approach is permitted under ASU 2018-11, applying the new standard to all leases existing at the date of initial application.

On January 1, 2020, the Company adopted ASC 842 using the optional transition method allowing entities to recognize a cumulative effect adjustment to the opening balance sheet without restating comparative prior periods presented. ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. Lessees will continue to differentiate between finance leases and operating, and classification will impact expense recognition.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this ASU on January 1, 2020 with no material effect to its financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). This ASU addresses the accounting for implementation, setup and other upfront costs paid by a customer in a cloud computing or hosting arrangement. The guidance aligns the accounting treatment of these costs incurred in a hosting arrangement treated as a service contract with the requirements for capitalization and amortization costs to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The guidance can be adopted either retrospectively or prospectively. The Company is currently evaluating the expected impact of ASU 2018-15 on its financial statements.

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

Payment terms

The Company’s payment terms vary by the type and location of the customer and the products or services offered. Payment from customers is generally required in a term ranging from 30 to 45 days from date of shipment or satisfaction of the performance obligation. The Company does not provide financing arrangements to its customers.

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2020				September 30, 2020
	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$2,587	$1,332	$570	$4,489	$5,560	$3,067	$2,314	$10,941
Consumable and other products	4,108	2,523	542	7,173	8,766	7,124	1,454	17,344
Totals	$6,695	$3,855	$1,112	$11,662	$14,326	$10,191	$3,768	$28,285

Service and other revenues
Service-type warranties	$811	$372	$50	$1,233	$2,290	$1,136	$161	$3,587
Research services	4,083	762	64	4,909	12,144	1,357	677	14,178
Other services	247	143	20	410	553	270	43	866
Totals	$5,141	$1,277	$134	$6,552	$14,987	$2,763	$881	$18,631

Collaboration and license revenue
Collaboration and license revenue	$11,244	$2	$—	$11,246	$11,388	$13	$—	$11,401
Totals	$11,244	$2	$—	$11,246	$11,388	$13	$—	$11,401

	Three Months Ended				Nine Months Ended
	September 30, 2019				September 30, 2019
(in thousands)	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$1,795	$1,387	$957	$4,139	$4,350	$3,425	$2,482	$10,257
Consumable and other products	3,707	2,557	334	6,598	10,982	6,739	1,081	18,802
Totals	$5,502	$3,944	$1,291	$10,737	$15,332	$10,164	$3,563	$29,059

Service and other revenues
Service-type warranties	$806	$293	$54	$1,153	$2,309	$827	$119	$3,255
Research services	2,412	87	198	2,697	6,687	310	411	7,408
Other services	195	159	3	357	597	475	22	1,094
Totals	$3,413	$539	$255	$4,207	$9,593	$1,612	$552	$11,757

Collaboration and license revenue
Collaboration and license revenue	$—	$—	$—	$—	$—	$—	$—	$—
Totals	$—	$—	$—	$—	$—	$—	$—	$—

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

Variable consideration in the Company’s contracts primarily relates to (i) sales- and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (ii) certain non-fixed fee research services contracts. ASC 606 provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- and usage-based royalty will be recognized in the period the underlying transaction occurs. The Company has recorded sales- and usage-based royalty revenue for the three and nine months ended September 30, 2020 related to the intellectual property licensed by the Company. The Company recognizes revenue from sales- and usage-based royalty revenue at the later of when the sale or usage occurs and the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated.

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of September 30, 2020 and 2019 is $4.2 million and $5.3 million, respectively. As of September 30, 2020, of the performance obligations not yet satisfied or partially satisfied, $3.8 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $3.8 million at September 30, 2020 principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company. During the three and nine months ended September 30, 2020, the Company recognized $1.2 million of previously deferred revenue as a result of entering into a license agreement with a diagnostics company (see Note 13).

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$5,163
Deferral of revenue	1,380
Recognition of deferred revenue	(2,387)
Balance at September 30, 2020	$4,156

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company. The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$335
Deferral of costs to obtain a contract	321
Recognition of costs to obtain a contract	(456)
Balance at September 30, 2020	$200

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2020 and 2019, respectively.

The Company has elected to account for the shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

Grant revenue

The Company has a contract with the National Institutes of Health (NIH) under the Rapid Acceleration of Diagnostics (RADx) program. The Company recognizes revenue from this contract as it performs services under this arrangement when the funding is committed. Revenues and related research and development expenses are presented gross in the consolidated statements of operations as the Company has determined it is the primary obligor under the arrangement relative to the research and development services.

The following table summarizes grant revenue for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RADx	$1,929	$—	$1,929	$—
Total grant revenue	$1,929	$—	$1,929	$—

On June 22, 2020, the Company entered into a workplan 1 (WP1) award under NIH’s RADx program to assess the feasibility of a novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. The Company recognized $1.9 million of grant revenue from the WP1 award during the three and nine months ended September 30, 2020.

On September 29, 2020, the Company entered into a workplan 2 (WP2) contract with NIH under its RADx program. The contract, which has a total award value of $18.2 million, will accelerate the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under the WP2 contract will be based on the achievement of certain milestones, and there is no assurance that the Company can meet all the milestones on a timely basis, if at all. If the Company does not meet all the milestones, it will not be able access the full $18.2 million in funding under the contract. No revenue was recognized related to the WP2 contract during the three and nine months ended September 30, 2020.

4. Net income (loss) per share

Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding during the period, without consideration for potentially dilutive shares. Diluted net income (loss) per share is determined by dividing net income (loss) by the weighted average common shares outstanding and potentially dilutive shares for the period determined using the treasury stock and if-converted methods.

A reconciliation of basic and diluted shares is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$2,203	$(9,870)	$(21,709)	$(29,838)
Basic weighted average common shares outstanding	30,139,157	26,627,831	28,881,716	24,102,887
Weighted average common equivalent shares	1,247,282	—	—	—
Diluted weighted average common shares outstanding	31,386,439	26,627,831	28,881,716	24,102,887
Basic net income (loss) per share	$0.07	$(0.37)	$(0.75)	$(1.24)
Diluted net income (loss) per share	$0.07	$(0.37)	$(0.75)	$(1.24)

For the three months ended September 30, 2020, 101,995 shares of weighted average restricted common stock, restricted stock units, stock options, and warrants were excluded from the calculation of diluted weighted average common shares outstanding as their effect was antidilutive.

For purposes of the diluted net loss per share calculation, unvested restricted common stock, restricted stock units, stock options, and warrants are considered to be potentially dilutive securities, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share were the same for the nine months ended September 30, 2020, and the three and nine months ended September 30, 2019.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 because to do so would be anti-dilutive (in common stock equivalent shares):

	September 30,
	2020	2019
Unvested restricted common stock and restricted stock units	453,212	422,336
Outstanding stock options	2,633,486	2,662,334
Outstanding warrants	10,000	10,000
Total	3,096,698	3,094,670

As of September 30, 2020 and 2019, the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock to a vendor if a contract is terminated prior to a minimum purchase commitment being met. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

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

Fair value measurements as of September 30, 2020 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$162,038	$162,038	$—	$—
Note receivable	150	—	—	150
	$162,188	$162,038	$—	$150

Fair value measurements as of December 31, 2019 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$102,749	$102,749	$—	$—
Note receivable	150	—	—	150
	$102,899	$102,749	$—	$150

6. Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$6,475	$4,717
Work in process	2,990	2,573
Finished goods	3,809	3,173
Total	$13,274	$10,463

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

The preferred stock investment is recorded on a cost basis in other non-current assets on the accompanying balance sheets as the Company does not have a controlling interest, does not have the ability to exercise significant influence over the privately held company, and the fair value of the equity investment is not readily determinable. The Company performs an impairment analysis at each reporting period to determine if there is any readily available fair value information that would indicate an impairment. The Company has determined there was no impairment during the nine months ended September 30, 2020 or in any prior period.

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

8. Other accrued expenses and other non-current liabilities

Other accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued inventory	$610	$459
Accrued royalties	1,607	476
Accrued professional services	903	655
Accrued development costs	305	151
Accrued other	752	757
Total accrued expenses	$4,177	$2,498

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Leasehold obligation incentive	$—	$7,572
Deferred rent	—	3,011
Deferred tax liabilities	2,537	2,816
Other	6	8
Total non-current liabilities	$2,543	$13,407

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

9. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

The Company issued no warrants during the nine months ended September 30, 2020 and had 10,000 warrants outstanding as of September 30, 2020.

Stock-based compensation

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product revenue	$54	$31	$139	$75
Cost of service and other revenue	84	58	232	175
Research and development	289	175	820	523
Selling, general, and administrative	1,933	1,564	5,779	3,940
Total	$2,360	$1,828	$6,970	$4,713

As of September 30, 2020, under the 2007 Stock Option and Grant Plan (the 2007 Plan), options to purchase 1,026,572 shares of common stock were outstanding and no shares of common stock were available for future awards. In connection with the completion of the Company’s initial public offering (IPO) in December 2017, the Company terminated the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. Upon its adoption, the 2017 Plan allowed for the issuance of up to 1,042,314 shares of common stock plus up to 2,490,290 shares of common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. The 2017 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in fiscal year 2019 and ending in fiscal year 2027. The annual increase in the number of shares shall be equal to the lowest of: 4% of the number of shares of common stock outstanding as of such date; and an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 Plan increased by 1,126,172 on January 1, 2020 due to this provision. As of September 30, 2020, under the 2017 Plan, options to purchase 1,606,914 shares of common stock were outstanding and unvested restricted stock units for 453,212 shares of common stock were outstanding. As of September 30, 2020, 809,802 shares were available for grant under the 2017 Plan.

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). The 2017 ESPP contains an “evergreen” provision, which allows for an increase on the first day of each fiscal year beginning with fiscal year 2018. The increase in the number of shares shall be equal to the lowest of: 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 ESPP increased by 281,543 on January 1, 2020 due to this provision. As of September 30, 2020, 848,269 shares were available for issuance under the 2017 ESPP.

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

		Weighted-average	Remaining contractual	Aggregate intrinsic value
	Options	exercise price	life (in years)	(in thousands)
Outstanding at December 31, 2019	2,507,062	$14.41	7.58	$24,870
Granted	475,663	$27.40
Exercised	(246,555)	$7.88
Cancelled	(102,684)	$24.40
Outstanding at September 30, 2020	2,633,486	$16.98	7.42	$44,159
Vested and expected to vest at September 30, 2020	2,633,486	$16.98	7.42	$44,159
Exercisable at September 30, 2020	1,514,433	$11.87	6.52	$33,117

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the nine months ended September 30, 2020 and 2019 was $11.93 and $8.85 per share, respectively. The expense related to awards granted to employees was $1.2 million and $3.6 million for the three and nine months ended September 30, 2020, respectively. The expense related to awards granted to employees was $1.0 million and $2.7 million for the three and nine months ended September 30, 2019, respectively. The intrinsic value of stock options exercised was $2.3 million and $5.1 million for the three and nine months ended September 30, 2020, respectively. The intrinsic value of stock options exercised was $1.3 million and $5.5 million for the three and nine months ended September 30, 2019, respectively. Activity related to non-employee awards was not material to the three and nine months ended September 30, 2020 and 2019.

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four-year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted common stock awards were granted or vested during the nine months ended September 30, 2020. As of September 30, 2020, the Company had 39,806 shares of unvested restricted common stock with a weighted average grant date fair value of $3.12 per share.

Restricted stock units

Restricted stock units (RSUs) represent the right to receive shares of common stock upon meeting specified vesting requirements. In the nine months ended September 30, 2020, the Company issued 248,898 RSUs to employees of the Company under the 2017 Plan. Under the terms of the agreements, 224,516 of the RSUs issued are subject to a four-year vesting schedule with 25% vesting on the first anniversary of the grant date and the remaining vesting 75%

ratably on a monthly basis over the remaining three years; 15,890 of the RSUs vest on December 31, 2020; 7,032 vested immediately upon grant; and 1,460 vested on May 31, 2020. A summary of RSU activity is as follows:

		Weighted-average
		grant date
		fair value
	Shares	per share
Unvested RSUs as of December 31, 2019	370,123	$20.48
Granted	248,898	$27.90
Vested	(130,133)	$19.87
Cancelled	(35,676)	$26.45
Unvested RSUs as of September 30, 2020	453,212	$24.28

The expense related to awards granted to employees and directors was $1.1 million and $3.1 million for the three and nine months ended September 30, 2020, respectively. The expense related to awards granted to employees and directors was $0.8 million and $2.0 million for the three and nine months ended September 30, 2019, respectively.

At September 30, 2020, there was $9.8 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

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

48 Tvistevägen

The Company has multiple leases at 48 Tvistevägen Umeå, Sweden for laboratory spaces, manufacturing spaces, and office space (the Uman leases). All of these Uman leases have been assessed as operating leases.

In applying the ASC 842 transition guidance, the Uman leases remained classified as operating leases and the Company recorded ROU assets of less than $0.1 million and lease liability of less than $0.1 million on the effective date. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the leases.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2020:

Operating leases (in thousands)	For the three months ended September 30, 2020		For the nine months ended September 30, 2020
Lease Costs (1)
Operating lease costs	$667		$1,994
Total lease cost	$667		$1,994

Other information
Operating cash flows used for operating leases	$428		$1,260
Weighted average remaining lease term	9.9	years
Weighted average discount rate	9.73%

(1) Short-term lease costs and variable lease costs incurred by the Company for the three and nine months ended September 30, 2020 were immaterial.

As of September 30, 2020, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of lease liabilities (in thousands)	As of September 30, 2020
Remainder 2020	$843
2021	3,363
2022	3,435
2023	3,487
2024	3,557
2025 and thereafter	22,203
Total lease payments	$36,888
Less: imputed interest	13,563
Total operating lease liabilities	$23,325

11. Commitments and contingencies

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sublicensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the three and nine months ended September 30, 2020 and 2019, the Company recorded royalty expense of $0.3 million, $0.3 million, $0.8 million, and $0.7 million, respectively, in cost of product revenue on the consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company incurred $1.0 million in cost of collaboration and license revenue owed to Tufts related to sublicensing certain technology and intellectual property to Abbott Laboratories (see Note 13).

Other licenses

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non-exclusive, non-sublicensable license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid-single digit royalty. The Company is required to make mid-single digit royalty payments on net sales of products and services which utilize the licensed technology. In September 2019, all remaining patents related to the intellectual property expired and the license agreement terminated. As this agreement was terminated in 2019, the Company recorded no royalty expense during the three and nine months ended September 30, 2020 and royalty expense of less than $0.1 million in cost of product revenue on the consolidated statements of operations during the three and nine months ended September 30, 2019.

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

The Company’s supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven-year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs plus a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of September 30, 2020, the Company has satisfied its required minimum purchase amount per the supply agreement. Also, if the Company terminates the supply agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of September 30, 2020 and December 31, 2019 was insignificant as there was a low probability of the warrants being issued.

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

12. Notes payable

Loan agreement

On April 14, 2014, the Company executed a loan agreement with a lender, as subsequently amended. As of September 30, 2020, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on the greater of 8% or 8% plus the prime rate less 5.25%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The loan agreement also contains prepayment penalties and an end of term charge. Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

Amendment 5 to loan agreement

In August 2018, the Company signed Amendment 5 to the loan agreement (Amendment 5). Amendment 5 instituted a 2018 end of term charge of $0.1 million. Additionally, the term loan maturity date was extended until March 1, 2020. Amendment 5 additionally changed the due date of the end of term charge to, the earlier of (i) the term loan maturity date, (ii) the date that borrower prepays the outstanding secured obligations or (iii) the date that the secured obligations become due and payable. The Company incurred a cost of $0.05 million in relation to the execution of Amendment 5. In connection with the extension of the due date of the loan, the deferral of principal payments (Amendment 3) was further deferred until the new term loan maturity date.

On March 2, 2020, the Company paid $0.1 million in end of term fees related to Amendment 5 of the loan agreement.

Amendment 6 to loan agreement

In October 2018, the Company signed Amendment 6 to the loan agreement, which amended the loan agreement’s collateral clause to exclude the $1 million certificate of deposit associated with the lease on the Company’s new headquarters in Billerica, MA.

Amendment 7 to loan agreement

On April 15, 2019, the Company signed Amendment 7 to the loan agreement, which extends the interest only payment period through July 1, 2021 and also extends the maturity date until October 1, 2021. As part of this Amendment 7, a “2019 End of Term Charge” for $50,000 was added to the loan agreement due on the earliest to occur of (i) the term loan maturity date, (ii) the date that the Company prepays the outstanding secured obligations and (iii) the date that the secured obligations become due and payable. In addition, the Company is required to pay the loan principal in four equal installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021.

As of September 30, 2020, the remaining loan balance is classified as a long term liability since all principal payments are due greater than twelve months after the balance sheet date.

As of September 30, 2020, debt payment obligations due based on principal payments are as follows (in thousands):

Remainder 2020	$—
2021	7,688
$7,688

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $0.1 million or less for each of the three and nine months ended September 30, 2020 and 2019.

13. Collaboration and license arrangements

The Company has entered into certain licenses with other companies for use of the Company’s technology. These licenses have royalty components which the Company earns and recognizes as collaboration and license revenue throughout the year. The Company recognized revenue of less than $0.1 million for the three and nine months ended September 30, 2020 and 2019 associated with these licenses.

During the three and nine months ended September 30, 2020, the Company recognized $1.2 million of previously deferred revenue as a result of entering into a license agreement with a diagnostics company. As of September 30, 2020 and December 31, 2019, the Company had $0.5 million and $1.7 million, respectively, of deferred revenue related to ongoing negotiations with a diagnostics company.

Abbott Laboratories

On September 29, 2020, the Company entered into a Non-Exclusive License Agreement (the Abbott License Agreement) with Abbott Laboratories (Abbott). Pursuant to the terms of the Abbott License Agreement, the Company granted Abbott a non-exclusive, worldwide, royalty-bearing license, without the right to sublicense, under the Company’s bead-based single molecule detection patents (Licensed Patents) in the field of in vitro diagnostics. Abbott has agreed to pay the Company an initial license fee of $10.0 million in connection with the execution of the Abbott License Agreement, which was recognized as license revenue for the three months ended September 30, 2020. Abbott has also agreed to pay the Company milestone fees subject to the achievement by Abbott of certain development, regulatory and commercialization milestones and low single-digit royalties on net sales of licensed products.

The Abbott License Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature. The Abbot License Agreement became effective upon signing and will continue until expiration of the last-to-expire Licensed Patent, or the agreement is earlier terminated. Under the terms of the Abbott License Agreement, the Company and Abbott each have the right to terminate the agreement for uncured material breach by, or insolvency of, the other party. Abbott may also terminate the Abbott License Agreement at any time without cause upon 60 days’ notice.

During the three and nine months ended September 30, 2020, the Company recognized within collaboration and license revenue approximately $10.0 million related to the initial license fee under the Abbott License Agreement.

14. Employee benefit plans

The Company sponsors a 401(k) savings plan for its employees. The Company may make discretionary contributions for each 401(k) plan year. During the three and nine months ended September 30, 2020, the Company made contributions of $0.2 million and $0.5 million, respectively. During three and nine months ended September 30, 2019, the Company made contributions of $0.1 million and $0.4 million, respectively.

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

Revenue and net loss related to Uman’s operations was $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2020. Revenue and net income related to Uman's operations was $1.4 million and $0.4 million, respectively, for the nine months ended September 30, 2020. Uman's results are included in the Company's consolidated statements of operations.

Revenue and net income related to Uman’s operations was $0.4 million and $0.1 million, respectively, for the three months following the July 1, 2019 acquisition date, and is included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019.

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Uman for the nine months ended September 30, 2019 as if the acquisition of Uman had been completed on January 1, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, increased cost of sales related to the inventory valuation adjustment, and adjustments relating to the tax effect of combining the Company and Uman businesses.

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

Nine Months Ended
September 30, 2019
Revenue (unaudited)	$41,593
Pre-tax loss (unaudited)	$(27,841)

The Company recorded no costs associated with the acquisition of Uman for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company incurred $1.0 million and $1.9 million, respectively, in costs associated with the acquisition of Uman. Costs associated with the acquisition Uman are recorded as selling, general, and administrative expenses within the consolidated statements of operations.

16. Goodwill and acquired intangible assets

As of September 30, 2020, the carrying amount of goodwill was $9.7 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2019	$9,353
Cumulative translation adjustment	362
Balance as of September 30, 2020	$9,714

Acquired intangible assets as of September 30, 2020 consist of the following (in thousands):

		September 30, 2020
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining
Know-how	8.5	$13,000	$(1,914)	$405	$11,491	7.24
Developed technology	7	1,650	(963)	—	687	4.34
Customer relationships	8.5 - 10	1,360	(569)	3	794	7.33
Non-compete agreements	5.5	340	(85)	9	264	4.24
Trade names	3	50	(44)	—	6	0.34
Total		$16,400	$(3,575)	$417	$13,242

Acquired intangible assets as of December 31, 2019 consist of the following (in thousands):

		December 31, 2019
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining
Know-how	8.5	$13,000	$(767)	$(99)	$12,134	8.00
Developed technology	7	1,650	(737)	—	913	5.09
Customer relationships	8.5 - 10	1,360	(421)	(1)	938	8.08
Non-compete agreements	5.5	340	(34)	(2)	304	5.00
Trade names	3	50	(32)	—	18	1.09
Total		$16,400	$(1,991)	$(102)	$14,307

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

The Company recorded amortization expense of $0.5 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, and $0.5 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. Amortization relating to developed technology is recorded within research and development expenses, amortization of customer relationships is recorded within selling, general, and administrative expenses, amortization of trade names is recorded within selling, general and administrative expenses, amortization of non-compete agreements is recorded within selling, general, and administrative expenses, and amortization of know-how is recorded within cost of product revenue.

Future estimated amortization expense of acquired intangible assets as of September 30, 2020 is as follows (in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
Remainder 2020	$526
2021	2,013
2022	1,930
2023	1,848
2024	1,733
Thereafter	5,192
$13,242

17. Underwritten public offerings

On August 6, 2020, the Company entered into an underwriting agreement with SVB Leerink LLC and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 3.0 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $97.6 million. The Company incurred $6.2 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $91.4 million.

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

18. Related party transactions

The Company entered into the License Agreement for certain intellectual property with Tufts (see Note 11). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. During the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, the Company recorded royalty expense of $0.3 million, $0.8 million, $0.3 million and $0.7 million, respectively, in cost of product revenue on the consolidated statements of operations.

During the year ended December 31, 2017, Harvard University became a related party because a member of the Company’s Board of Directors is affiliated with Harvard University. Revenue recorded from sales to Harvard University was less than $0.1 and $0.1 million for the three and nine months ended September 30, 2020, respectively. Revenue recorded from sales to Harvard University was $0.3 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.

19. Accumulated other comprehensive income (loss)

The following shows the changes in the components of accumulated other comprehensive income (loss) for the nine months ended September 30, 2020 which consisted of only foreign currency translation adjustments for the periods shown (in thousands):

		Accumulated
	Cumulative	Other
	Translation	Comprehensive
	Adjustment	Income (Loss)
Balance - December 31, 2019	$(153)	$(153)
Current period accumulated other comprehensive income	887	887
Balance - September 30, 2020	$734	$734

20. Subsequent events

The Company had no significant subsequent events for the period September 30, 2020 through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Special Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q.

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

On January 30, 2018, we acquired Aushon Biosystems, Inc. (Aushon) for $3.2 million in cash, with an additional payment of $0.8 million made in July 2018, six months after the acquisition date. With the acquisition of Aushon, we acquired a CLIA certified laboratory, as well as Aushon’s proprietary sensitive planar array detection technology. Leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms, we further refined this planar array technology to develop the SP-X instrument to provide the same Simoa sensitivity found in our Simoa bead-based platform. We initiated an early-access program for the SP-X instrument in January 2019, with the full commercial launch commenced in April 2019.

On August 1, 2019, we completed our acquisition of UmanDiagnostics AB (Uman) for an aggregate purchase price of $21.2 million, comprised of (i) $15.7 million in cash plus (ii) 191,152 shares of our common stock (representing $5.5 million based on the closing prices of our common stock on the Nasdaq Global Market on July 1, 2019 and August 1, 2019, the dates of issuance). The acquisition closed with respect to 95% of the outstanding shares of capital stock of Uman on July 1, 2019 and with respect to the remaining 5% of the outstanding shares of capital stock of Uman on August 1, 2019. Uman supplies neurofilament light (Nf-L) antibodies and ELISA kits, which are widely recognized by researchers and biopharmaceutical and diagnostics companies world-wide as the premier solution for the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions.

On September 29, 2020, we entered into a Non-exclusive License Agreement (the Abbott License Agreement) with Abbott Laboratories (Abbott). Pursuant to the terms of the Abbott License Agreement, we granted Abbott a non-exclusive, worldwide, royalty-bearing license, without the right to sublicense, under our bead-based single molecule detection patents in the field of in vitro diagnostics. Abbott has agreed to pay us an initial license fee of $10.0 million in connection with the execution of the Abbott License Agreement, which was recognized as collaboration and license revenue for the three months ended September 30, 2020. In addition, during the three months ended September 30, 2020, we recognized as collaboration and license revenue approximately $1.2 million of previously deferred revenue upon entering into the Abbott License Agreement. Abbott has also agreed to pay us milestone fees subject to the achievement by Abbott of certain development, regulatory and commercialization milestones and low single digit royalties on net sales of licensed products.

We are subject to ongoing uncertainty concerning the SARS-COV-2 pandemic, including its length and severity and its effect on our business. During the first and second quarters, we implemented a resiliency plan focused on the health and safety of our employees and maintaining continuity of our operations. We have seen an impact on instrument revenue due to limitations on our ability to access certain customer sites and complete instrument installations, as well as an impact on consumables revenue from interruptions in certain customer laboratories. We expect these COVID-19 related challenges to continue until these customers return to normal operations.

In view of the pandemic, we have adjusted our operations to expand capacity in our Accelerator Laboratory to support customers whose operations have been disrupted and to sustain clinical trials. We also believe that our cytokine assay technology provides researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19. We are working towards developing a SARS-COV-2 quantitative IgG assay, an antigen early detection assay in blood, and a high-definition SARS-COV-2 assay to enable research pursuits. We believe that these activities may provide additional business and revenue opportunities as the situation unfolds. On September 29, 2020, we entered into a workplan 2 (WP2) contract with the National Institute of Health (NIH) under the Rapid Acceleration of Diagnostics (RADx) program. The contract, which has a total award value of $18.2 million, will accelerate the continued development, scale-up and deployment of our novel SARS-CoV-2 antigen test.  Initial early feasibility of this test was funded in part through the RADx workplan 1 (WP1) award we were granted in June 2020. We recognized $1.9 million of grant revenue from the WP1 award during the three and nine months ended September 30, 2020. The WP2 contract supports clinical validation of the test in support of planned emergency use authorization (EUA) submissions with the U.S. Food and Drug Administration. The WP2 contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Contract funding is subject to achievement of pre-defined milestones and the contract period runs through September 2021. Our intention is to make the test available on our high-throughput automated HD-X instrument platform through a network of centralized third-party labs.

The COVID-19 situation remains dynamic and there remains significant uncertainty as to the length and severity of the pandemic, the actions that may be taken by government authorities, the impact to the business of our customers and suppliers, the long-term economic implications and other factors identified in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, financial condition, and operating results.

As of September 30, 2020, we had cash and cash equivalents of $173.2 million. Other than the third quarter of 2020, since inception, we have incurred net losses. Our net loss was $40.8 million, $31.5 million, and $27.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and $21.7 million and $29.8 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $238.0 million and stockholders' equity of $209.0 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

●	expand our sales and marketing efforts to further commercialize our products;
●	strategically acquire companies or technologies that may be complementary to our business;
●	expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the United States Food and Drug Administration, or FDA, to be medical devices or otherwise subject to additional regulation by the FDA;
●	seek premarket approval, or PMA, or 510(k) clearance, or emergency use authorization, or EUA, from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition;
●	hire additional personnel and continue to grow our employee headcount;
●	enter into collaboration arrangements, if any, or in-license other products and technologies;
●	expand assay kit manufacturing capacity and commercial development readiness in connection with the RADx WP2 contract;
●	add operational, financial and management information systems; and
●	incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,	% of	September 30,	% of		$	%
	2020	revenue	2019	revenue		change	change
Product revenue	$11,662	38%	$10,737	72%		$925	9%
Service and other revenue	6,552	21%	4,207	28%		2,345	56%
Collaboration and license revenue	11,246	36%	—	—%		11,246	—%
Grant revenue	1,929	6%	—	—%		1,929	—%
Total revenue	31,389	100%	14,944	100%		16,445	110%
Cost of goods sold:
Cost of product revenue	6,387	20%	5,513	37%		874	16%
Cost of service revenue	2,896	9%	2,398	16%		498	21%
Cost of collaboration and license revenue	1,000	3%	—	—%		1,000	100%
Total costs of goods sold, services, and licenses	10,283	33%	7,911	53%		2,372	30%
Gross profit	21,106	67%	7,033	47%		14,073	200%
Operating expenses:
Research and development	5,377	17%	3,924	26%		1,453	37%
Selling, general, and administrative	13,451	43%	13,352	89%		99	1%
Total operating expense	18,828	60%	17,276	116%		1,552	—%
Income (loss) from operations	2,278	7%	(10,243)	(69)%		12,521	122%
Interest income (expense), net	(160)	(1)%	282	2%	`	(442)	(157)%
Other expense, net	(26)	—%	(34)	—%		8	24%
Income (loss) before income taxes	2,092	7%	(9,995)	(67)%		12,087	121%
Income tax benefit	111	—%	125	1%		(14)	(11)%
Net income (loss)	$2,203	7%	$(9,870)	(66)%		$12,073	122%

Revenue

Total revenue increased by $16.4 million, or 110%, to $31.4 million for the three months ended September 30, 2020 as compared to $14.9 million for the three months ended September 30, 2019. Product revenue consisted of sales of instruments totaling $4.5 million and sales of consumables and other products of $7.2 million for the three months ended September 30, 2020. Product revenue consisted of sales of instruments totaling $4.1 million and sales of consumables and other products totaling $6.6 million for the three months ended September 30, 2019. The increase in product revenue of $0.9 million was primarily due to increased consumables sales in the three months ended September 30, 2020. The installed base of instruments increased from September 30, 2019 to September 30, 2020, and as these additional instruments were used by customers, the consumable sales increased as customers opened from their COVID-19 related shutdowns. The increase to service and other revenue of $2.3 million was due to increased services performed in our Accelerator Laboratory. We had $11.2 million in collaboration and license revenue during the three months ended September 30, 2020 primarily related to entering into the Abbott License Agreement. We did not have any collaboration and license revenue during the three months ended September 30, 2019. Grant revenue of $1.9 million consisted of revenue related to the RADx WP1 award recognized during the three months ended September 30, 2020. We did not have any grant revenue during the three months ended September 30, 2019.

Cost of Goods Sold, Services and Licenses

Cost of product revenue increased by $0.9 million, or 16%, to $6.4 million for the three months ended September 30, 2020 as compared to $5.5 million for the three months ended September 30, 2019. The increase was primarily due to our increase in product revenue. Cost of service revenue increased to $2.9 million for the three months ended September 30, 2020 from $2.4 million for the three months ended September 30, 2019. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Cost of collaboration and license revenue of $1.0 million resulted from the sublicensing of certain technology and intellectual property to Abbott during the three months ended September 30, 2020. We had no cost of collaboration and license revenue during the three months ended September 30, 2019. Overall cost of goods sold as a percentage of revenue decreased to 33% of total revenue for the three months ended September 30, 2020 as compared to 53% for the three months ended September 30, 2019, primarily as a result of the significant increase in collaboration and license revenue.

Research and Development Expense

Research and development expense increased by $1.5 million, or 37%, to $5.4 million for the three months ended September 30, 2020 as compared to $3.9 million for the three months ended September 30, 2019. The increase was primarily due to compensation, development, materials, and other expenses related to work under the RADx WP1 award incurred during the three months ended September 30, 2020.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased by $0.1 million for the three months ended September 30, 2020 as compared to the same period in 2019. The slight increase primarily resulted from headcount additions in various departments as we build out our organization to support future growth, and stock compensation expense.

Interest Income (Expense) and Other Expense, Net

Interest income (expense) and other expense, net decreased by $0.4 million for the three months ended September 30, 2020 as compared to same period in 2019, primarily due to decreased interest income earned on cash equivalents, as COVID-19 unfavorably impacted interest rates on our cash equivalents during the three months ended September 30, 2020.

Income Tax Benefit

Income tax benefit decreased by less than $0.1 million for the three months ended September 30, 2020 as compared to the same period in 2019. The change is primarily due to certain state and international taxes in 2020.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,	% of	September 30,	% of		$	%
	2020	revenue	2019	revenue		change	change
Product revenue	$28,285	47%	$29,059	71%		$(774)	(3)%
Service and other revenue	18,631	31%	11,757	29%		6,874	58%
Collaboration and license revenue	11,401	19%	—	—%		11,401	—%
Grant revenue	1,929	3%	—	—%		1,929	—%
Total revenue	60,246	100%	40,816	100%		19,430	48%
Cost of goods sold:
Cost of product revenue	17,989	30%	14,217	35%		3,772	27%
Cost of service revenue	8,125	13%	6,630	16%		1,495	23%
Cost of collaboration and license revenue	1,000	2%	—%			1,000	100%
Total costs of goods sold, services, and licenses	27,114	45%	20,847	51%		6,267	30%
Gross profit	33,132	55%	19,969	49%		13,163	66%
Operating expenses:
Research and development	13,957	23%	11,792	29%		2,165	18%
Selling, general, and administrative	40,826	68%	38,293	94%		2,533	7%
Total operating expense	54,783	91%	50,085	123%		4,698	9%
Income (loss) from operations	(21,651)	(36)%	(30,116)	(74)%		8,465	28%
Interest income (expense), net	(107)	—%	346	1%	`	(453)	(131)%
Other expense, net	(204)	(0)%	(149)	—%		(55)	(37)%
Income (loss) before income taxes	(21,962)	(36)%	(29,919)	(73)%		7,957	27%
Income tax benefit	253	0%	81	—%		172	212%
Net income (loss)	$(21,709)	(36)%	$(29,838)	(73)%		$8,129	27%

Revenue

Revenue increased by $19.4 million, or 48%, to $60.2 million for the nine months ended September 30, 2020 as compared to $40.8 million for the nine months ended September 30, 2019. Product revenue consisted of sales of instruments totaling $10.9 million and sales of consumables and other products of $17.3 million for the nine months ended September 30, 2020. Product revenue consisted of sales of instruments totaling $10.3 million and sales of consumables and other products totaling $18.8 million for the nine months ended September 30, 2019. The decrease in product revenue of $0.8 million was primarily due to a decrease in consumables orders from interruptions in certain customers’ laboratories in the second quarter of 2020 due to COVID-19, partially offset by increases in consumables orders in the third quarter of 2020. The increase in service and other revenue of $6.9 million was due to increased services performed in our Accelerator Laboratory. We had $11.4 million in collaboration and license revenue in the nine months ended September 30, 2020 related to entering into the Abbott License Agreement, and from existing contracts related to licensing technology and intellectual property. We did not have any collaboration and license revenue during the nine months ended September 30, 2019. Grant revenue of $1.9 million consisted of revenue related to the RADx WP1 award recognized during the nine months ended September 30, 2020. We did not have any grant revenue during the nine months ended September 30, 2019.

Cost of Goods Sold, Services, and Licenses

Cost of product revenue increased by $3.8 million, or 27%, to $18.0 million for the nine months ended September 30, 2020 as compared to $14.2 million for the nine months ended September 30, 2019. The increase was primarily due to a higher proportion of instrument sales coupled with a lower proportion of consumables sales in our product mix, as well as nine months of costs incurred from the amortization of the Uman acquisition-related inventory valuation adjustment and acquired intangibles during the nine months ended September 30, 2020, as compared to only three months of these costs during the nine months ended September 30, 2019. Cost of service revenue increased to $8.1 million for the nine months ended September 30, 2020 from $6.6 million for the nine months ended September 30, 2019. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service organization. Cost of collaboration and license revenue of $1.0 million resulted from the licensing of certain technology and intellectual property to Abbott during the nine months ended September 30, 2020. We had no cost of collaboration and license revenue during the nine months ended September 30, 2019. Overall cost of goods sold as a percentage of revenue decreased to 45% of total revenue for the nine months ended September 30, 2020 as compared to 51% for the nine months ended September 30, 2019, primarily as a result of the significant increase in collaboration and license revenue.

Research and Development Expense

Research and development expense increased by $2.2 million, or 18%, to $14.0 million for the nine months ended September 30, 2020 as compared to $11.8 million for the nine months ended September 30, 2019. The increase was primarily due to compensation, development, materials, and other expenses related to work under the RADx WP1 award incurred during the nine months ended September 30, 2020.

Selling, General, and Administrative Expense

Selling, general, and administrative expense increased by $2.5 million, or 7%, to $40.8 million for the nine months ended September 30, 2020 as compared to $38.3 million for the nine months ended September 30, 2019. The increase was primarily due to headcount additions in various departments as we build out our organization to support future growth, the lease for the new headquarters, and stock compensation expense.

Interest Income (Expense) and Other Expense, Net

Interest income (expense) and other expense, net decreased by $0.5 million for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the unfavorable impact of COVID-19 on the interest rates of our cash equivalents during the nine months ended September 30, 2020.

Income Tax Benefit

Income tax benefit was $0.3 million for the nine months ended September 30, 2020 as compared to $0.1 million for the same period in 2019. The change is primarily due to certain state and international taxes in 2020.

Liquidity and Capital Resources

To date, we have financed our operations principally through equity offerings, borrowings from credit facilities and revenue from our commercial operations.

Equity Offerings

In December 2017, we completed our initial public offering (IPO) in which we sold 4,916,480 shares of common stock at a price of $15.00 per share. The aggregate net proceeds received by us from the offering, net of underwriting discounts and commissions and offering expenses, were $65.6 million. Prior to the IPO, we had raised capital through the sale of redeemable convertible preferred stock in private placement transactions.

On March 19, 2019, we entered into a Sales Agreement for an “at the market offering” arrangement with Cowen and Company, LLC (Cowen), which allows us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $50.0 million from time to time through Cowen, acting as our agent. During the 2019 fiscal year, we sold an aggregate of 2,186,163 shares of common stock pursuant to this agreement resulting in $49.7 million in gross proceeds and $48.0 million in net proceeds. On August 6, 2020, we delivered written notice to Cowen to terminate the Sales Agreement, which termination the parties agreed to make immediately effective.

On August 8, 2019, we entered into an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, as representatives of the several underwriters, relating to an underwritten public offering of 2,732,673 shares of common stock at a public offering price of $25.25 per share. We received $69.0 million in gross proceeds and $64.5 million in net proceeds.

On August 6, 2020, we entered into an underwriting agreement with SVB Leerink LLC and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 3.0 million shares of common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $97.6 million. We incurred $6.2 million in issuance costs associated with the underwritten public offering, resulting in net proceeds of $91.4 million.

Loan Facility with Hercules

On April 14, 2014, we executed a loan agreement with Hercules Capital, Inc. (Hercules). The loan agreement provided a total debt facility of $10.0 million, which is secured by substantially all of our assets. At closing, we borrowed $5.0 million in principal and had the ability to draw the additional $5.0 million over the period from November 1, 2014 to March 31, 2015. The interest rate on this term loan was variable based on a calculation of 8% plus the prime rate less 5.25%, with a minimum interest rate of 8%. Interest was to be paid monthly beginning the month following the borrowing date. Principal payments were scheduled to begin on September 1, 2015, unless we achieved certain milestones which would have extended this date to December 1, 2015 or March 1, 2016. In connection with the execution of the loan agreement, we issued Hercules a warrant to purchase up to 173,428 shares of our Series C Preferred Stock at an exercise price of $3.3299 per share. Upon closing of the IPO, this warrant was automatically converted into a warrant to purchase up to 53,960 shares of our common stock at an exercise price of $10.70 per share.

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

In August 2018, we signed Amendment 5 to the loan agreement, which extends the interest only payment period through March 1, 2020 and also extends the loan maturity date to March 1, 2020. We accounted for the August 2018 amendment as a modification pursuant to Accounting Standards Codification (ASC) 470, Debt (ASC 470) and determined that no material change occurred as a result of the modification. In addition, the amendment deferred the payment of principal until the maturity date. $0.1 million of end of term payments were paid in March 2020.

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

Debt principal repayments, including the end of term fees, due as of September 30, 2020 are (in thousands):

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

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(28,019)	$(21,652)
Net cash used in investing activities	(2,149)	(24,832)
Net cash provided by financing activities	94,160	115,473
Net increase in cash and cash equivalents	$63,992	$68,989

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

Net cash used in operating activities was $28.0 million during the nine months ended September 30, 2020. The net cash used in operating activities primarily consisted of the net loss of $21.7 million offset by non-cash charges of $7.0 million of stock-based compensation expense and $3.2 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $17.5 million was primarily due to an increase in accounts receivable of $15.4 million, and an increase in inventory of $3.5 million.

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

We used $2.1 million of cash in investing activities during the nine months ended September 30, 2020 for the purchase of property and equipment.

We used $24.8 million of cash in investing activities during the nine months ended September 30, 2019. The significant increase was related to the cash portion of the Uman acquisition, as well as the leasehold improvements for our new headquarters, which is a component of our lease agreement for the nine months ended September 30, 2019.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our convertible preferred stock and borrowings from credit facilities, the sale of shares of our common stock in our IPO and revenues from our commercial operations.

Financing activities provided $94.2 million of cash during the nine months ended September 30, 2020, primarily from $91.4 million in net proceeds from our underwritten public offering during the third quarter of 2020, and $1.9 million in proceeds from common stock option exercises.

Financing activities provided $115.5 million of cash during the nine months ended September 30, 2019, primarily from proceeds of our “at-the-market” offering during the second quarter of 2019 and our underwritten public offering during the third quarter of 2019.

Capital Resources

Other than the third quarter of 2020, since inception, we have incurred net losses, and we also expect that our operating expenses will increase as we continue to increase our marketing efforts to drive adoption of our commercial products. Additionally, as a public company, we have incurred and will continue to incur significant audit, legal and other expenses that we did not incur as a private company. Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, debt service and general corporate expenses.

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings. However, we cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Contractual Obligations and Commitments

As of September 30, 2020, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission (SEC) rules.

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

Recent Accounting Pronouncements

We adopted the Financial Accounting Standards Board (FASB) established Topic 842, Leases and its related amendments. See Notes 2 and 10 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2020, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020, as updated by “Part II, Item 1A, Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except for the addition of the following risk factor:

Our WP2 contract with NIH under the RADx program could expose us to unique risks and costs.

NIH launched the RADx program to expedite development, commercialization, and implementation of technologies for COVID-19 testing to help increase testing in the United States. On September 29, 2020, we entered into a WP2 contract with NIH under the RADx program. The contract, which has a total award value of $18.2 million, will accelerate the continued development, scale-up and deployment of our novel SARS-CoV-2 antigen test.  Initial early feasibility of this test was funded in part through the RADx WP1 award we were granted in June 2020. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under the WP2 contract will be based on the achievement of certain milestones, and there is no assurance that we can meet all the milestones on a timely basis, if at all. If we do not meet all the milestones, we will not be able access the full $18.2 million in funding under the contract.

In addition, other factors that could materially adversely affect our revenue stemming from the WP2 contract include:

●	budgetary constraints affecting U.S. government spending generally, or NIH in particular;
●	changes in U.S. government or NIH fiscal policies or available funding, including due to Congressional appropriations;
●	changes in U.S. government or NIH programs, requirements or priorities;
●	adoption of new laws or regulations;
●	technological developments;
●	U.S. government shutdowns, threatened shutdowns or budget delays;
●	competition and consolidation in our industry; and
●	general economic conditions.

These or other factors could cause NIH to reduce its funding or future activities under the WP2 contract which could have a material adverse effect on the revenue generated by this contract.

The WP2 contract also contains certain provisions from the Federal Acquisition Regulations (FAR), some of which are customary or legally required, that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts. For example, the WP2 contract contains provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. In addition, the WP2 contract contains additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, mandatory internal control systems and policies, mandatory socioeconomic compliance requirements, environmental compliance requirements and intellectual property provisions. If we fail to maintain compliance with these requirements, we may be subject to potential contract or False Claims Act liability and to termination of the contract.

In addition, we may be required to enter into agreements with third parties, including suppliers, consultants and other third-party contractors in order to satisfy our contractual obligations pursuant to this contract with NIH. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of the WP2 contract. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our contract and/or delays in the release of funding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1*		Non-Exclusive License Agreement, dated September 29, 2020, by and between Abbott Laboratories and Quanterix Corporation		8-K	10/5/20	001-38319

10.2*		Third Amendment, dated September 25, 2020, to the Exclusive License Agreement between the Registrant and Tufts University	X

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*

Certain confidential portions of this exhibit have been omitted and replaced with “[***]”. Such identified information has been excluded from this exhibit because it is (i) not material and (ii) would likely cause competitive harm to the company if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: November 6, 2020	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: November 6, 2020	By:	/s/ Amol Chaubal
Amol Chaubal
Chief Financial Officer
(principal financial officer and principal accounting officer)