Form 10-K
period 2020-12-31
Quanterix Corp
filed 2021-03-05
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ⌧

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on The Nasdaq Global Market on such date, was approximately $234 million.

As of March 1, 2021, the registrant had 36,267,609 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, products and services;
●	the potential size of the markets and fields addressable by our Simoa technology platforms;
●	the commercialization and adoption of our existing products and services and the success of our new product offerings;
●	our ability to develop additional assays, including multiplexed assays;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and our needs for additional financing;
●	the ability of our Simoa technology’s sensitivity to improve existing diagnostics and to enable the development of new diagnostic tests and tools;
●	the potential of our Simoa technology in the field of companion diagnostics and its adoption by healthcare professionals;
●	the impact of our Simoa technology on proteomic research;
●	the usefulness of the data generated by our Simoa technology in the life science research, diagnostic and precision health screening fields; and
●	our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those further described in “Part I, Item 1A, Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed with the Securities and Exchange Commission (SEC) as exhibits to this Annual Report on Form 10-K with the

ii

understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Annual Report on Form 10-K also contains estimates and other statistical data from a custom market research report by an independent third-party research firm, which was commissioned by us and was issued in January 2021, referred to herein as the Third-Party Research Report. Such data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the markets in which we operate and intend to operate that are subject to a high degree of uncertainty. We caution you not to give undue weight to such projections, assumptions and estimates.

Service Marks, Trademarks and Trade Names

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Quanterix Corporation. “Quanterix,” “Simoa,” “Simoa HD-X,” “Simoa HD-1,” “SR-X,” “SP-X”, “HD-X Analyzer”, “HD-1 Analyzer” and our logo are our trademarks. All other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

We believe that our Simoa platforms are the most sensitive commercially available multiplex protein detection platforms and significantly advance ELISA technology, which has been the industry standard for protein detection for over 40 years. Proteins are complex molecules that are required for the structure, function and regulation of the body’s tissues and organs, and are the functional units that carry out specific tasks in every cell. The human body contains approximately 20,000 genes, each of which can produce multiple proteins. It is estimated that these 20,000 genes can produce over 100,000 different proteins, approximately 10,500 of which are known to be secreted in blood. Accordingly, while research on nucleic acids provides valuable information about the role of genes in health and disease, proteins are more prevalent and, we believe, more relevant to a precise understanding of the nuanced continuum between health and disease. Protein measurement goes beyond genetic predisposition, reflecting the impact of a range of influences on health, including environmental factors and lifestyle, providing deeper and more relevant insight into what is happening in a person’s body in real time.

Researchers and clinicians rely extensively on protein biomarkers for use as research and clinical tools. However, normal physiological levels of many proteins are not detectable in easily accessible blood samples using conventional, analog immunoassay technologies, and many of these technologies can only detect proteins once they have reached levels that reflect more advanced disease or injury. For many other low abundance proteins, these technologies cannot detect proteins even at disease- or injury-elevated levels. We believe that Simoa’s sensitivity offers a new way to monitor healthy individuals and detect proteins associated with nascent disease or injury early in the disease cascade, which holds the key to intervention before disease or injury has advanced to the point where more significant clinical signs and symptoms have appeared.

Our Simoa platforms have achieved significant scientific validation and commercial adoption. Simoa technology has been cited in more than 1,100 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology, cardiology, infectious disease and inflammation. Our growing customer base is comprised of over 950 customers across our end markets, and includes all 20 of the 20 largest biopharmaceutical companies.

Our Products and Services

Our proprietary Simoa technology is based on traditional enzyme-linked immunosorbent assay (ELISA) technology, which has been the most widely used method of detection of proteins for over 40 years. Given our target customers’ familiarity with the core ELISA technology, we believe this offers us a significant competitive advantage. Our Simoa bead-based platform differs, however, from conventional ELISA in its ability to trap single molecules in tiny microwells, 40 trillionths of a milliliter, that are 2.5 billion times smaller than traditional ELISA wells, allowing for an analysis and digital readout of each individual molecule, which is not possible with conventional ELISA technology. This ability is the key to our bead-based technology’s unprecedented sensitivity. In January 2018, we acquired Aushon BioSystems, Inc. (Aushon) and its proprietary sensitive planar array detection technology. Leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms, we further refined this planar array technology to provide the same Simoa sensitivity found in our Simoa bead-based platform. We currently offer the following three Simoa instruments, which we believe are the most sensitive multiplex protein detection platforms commercially available today:

●	HD-X: We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (which was launched in January 2014) that was designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X is based on our bead-based technology, and assays run on the HD-X are fully automated. We believe the full automation of the HD-X provides us with an additional significant competitive advantage with biopharmaceutical customers.
●	SR-X: We commercially launched our SR-X instrument in December 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-X in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of potential applications.
●	SP-X: We commercially launched our SP-X instrument in April 2019. The SP-X is based on our planar array technology, which allows for significantly greater multiplexing capabilities, and is, we believe, ideal for oncology and immunology applications.

The current menu of approximately 86 analyte-specific single-plex and multi-plex bead-based assay kits includes assays for biomarkers in the areas of neurology, infectious disease, immunology, oncology and cardiology for both human and mouse samples. The current menu of Simoa planar array reagent kits includes approximately 100 biomarkers ranging from 1-10 analytes per assay in the areas of immunology and oncology research. We intend to continue to increase the number of Simoa biomarker assays across our platforms. In addition, both the bead-based platform and the planar array platform allow ease and flexibility in assay design, enabling our customers to develop their own in-house assays, called “homebrew” assays.

We also provide contract research services for customers through our CLIA-certified Accelerator Laboratory. The Accelerator Laboratory provides customers with access to Simoa technology, and supports multiple projects and services, including sample testing, homebrew assay development and custom assay development. To date, we have completed over 1,300 projects for approximately 360 customers from all over the world using our Simoa platforms. In addition to being an important source of revenue, we have also found the Accelerator Laboratory to be a significant catalyst for placing additional instruments, as a number of customers for whom we have provided contract research services have subsequently purchased an instrument from us.

In addition, in August 2019, we completed the acquisition of UmanDiagnostics AB (Uman), a company located in Umeå, Sweden, that supplies neurofilament light (Nf-L) antibodies and Nf-L ELISA kits. Uman’s Nf-L antibodies are widely recognized by researchers and biopharmaceutical and diagnostics companies world-wide as the premier solution for the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions. Nf-L has seen a dramatic growth as a neurological biomarker in the last three years since we developed the first assay that could reliably measure Nf-L in blood using Uman’s antibodies and our Simoa technology. This innovation allowed research, previously limited primarily to cerebrospinal fluid (CSF), to expand significantly and has led many of the world’s foremost neurology researchers and clinicians to conclude that Nf-L may be one of the most clinically relevant brain biomarkers available today. Despite significant efforts by us and others to identify or develop an alternative source of antibodies, the Uman Nf-L antibodies remain the best-in-class for highly sensitive and specific Nf-L detection in serum or plasma. The following graphic depicts the sensitivity of the Uman antibodies to detect Nf-L in blood and CSF compared to over a dozen other antibody pairs tested by Quanterix:

The superiority of the Uman antibodies is further evidenced by the fact that, to date, in over 380 publications relating to the detection of Nf-L in serum or plasma, 100% used the Uman antibodies.

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

In view of the COVID-19 pandemic, in the second quarter of 2020 we adjusted our operations to expand capacity in our Accelerator Laboratory to support customers whose operations have been disrupted and to sustain their clinical trials. We also determined that our cytokine assay technology could provide researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19, and began developing a SARS-CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay and prototyping a high-definition multiplex SARS-CoV-2 serology assay. In December 2020, the U.S. Food and Drug Administration (the FDA) issued an Emergency Use Authorization (EUA) for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test that is run on our HD-X instrument. This test targets IgG antibodies that are directed against the region of the novel coronavirus known as the spike protein. In January 2021, the FDA issued an EUA for our Simoa SARS-CoV-2 N Protein Antigen Test that is also run on our HD-X instrument. This test detects the presence of the SARS-CoV-2 virus nucleocapsid protein (N protein), which is known to be elevated in respiratory fluids during the initial acute phase of the infection. We currently intend to pursue authorization for additional sample types, including nasal swabs, saliva, and capillary dried blood obtained from a fingerstick. Preliminary clinical research studies suggest the viral antigen may be readily detectable in asymptomatic and pre-symptomatic patients, and we are exploring extending the test to screening applications, home-based sample collection and pooling to enable larger scale testing.

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

Our Market Opportunities

Our Simoa platforms have applications across the life science research, diagnostics and precision health screening markets. Our initial target market has been the life science research market, in particular neurology and oncology. According to estimates in the Third-Party Research Report, we believe that our pre-COVID addressable neurology, immunology and oncology life science research market is approximately $1 billion per year. We believe our recent EUA approvals will allow us to expand our life science research market focus into COVID-19, which we estimate has a currently addressable potential of $0.2 billion. As we further expand our life science research focus in other areas of immunology, oncology and other therapeutic areas, coupled with growing adoption of decentralized clinical trials, the life science research addressable market is expected to expand to approximately $7 billion. As our customers continue to gain experience with our proprietary Simoa technology, we believe the opportunity to access markets beyond research, such as diagnostics and precision health screening, will be significant. The Third-Party Research Report also estimates that the diagnostic and precision health screening markets have the potential to reach an aggregate of approximately $55 billion per year, with neurology diagnostics estimated at approximately $18 billion, proteomic liquid biopsy estimated at approximately $20 billion, COVID estimated at approximately $12 billion, and precision health screening estimated at approximately $5 billion.

Life Science Research

Our initial target market has been the large and growing life science research market. We believe our Simoa platforms are well-positioned to capture a significant share of this market because of superior sensitivity, automated workflow capabilities, multiplexing and the ability to work with a broader range of sample types. By substantially lowering the limit of detection of protein biomarkers, we believe that Simoa is penetrating the existing market for protein analysis and holds potential to significantly grow the life science research market as researchers expand their research into the diseases associated with the thousands of proteins that were previously undetectable. Simoa also enables earlier detection of the proteins that are currently detectable by other technologies only after they have reached levels that reflect more advanced disease or injury. As an indication of the market’s acceptance of our technology, biopharmaceutical researchers are also integrating our platforms into drug development protocols to more efficiently and effectively develop drugs. In addition to enabling new applications and insights in protein analysis, our Simoa bead-based technology can be used to detect other analytes, such as nucleic acids and small molecules, which expands our market opportunity. We believe that this technology has the potential to ultimately provide the same sensitivity as polymerase chain reaction (PCR), which is the most commonly used technology for nucleic acid detection, without the distortion and bias issues associated with amplification used in PCR.

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

Simoa products sold or used in the diagnostics and precision health screening markets will be subject to regulation by the FDA or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. To date, other than our EUAs for our COVID assays, we have not received or applied for regulatory approvals for Simoa products. See “Risk Factors—Risks Related to Governmental Regulation and Diagnostic Product Reimbursement” and “—Government Regulation” for a more detailed discussion regarding the regulatory approvals that may be required.

Our Competitive Strengths

We believe that our competitive strengths include the following:

●	Proprietary ultra-sensitive Simoa digital immunoassay technology platforms, that enable researchers and clinicians to obtain information from less invasive procedures in smaller sample sizes. We believe our Simoa platforms are the most sensitive commercially available protein detection platforms, and can detect and quantify proteins of clinical interest that are undetectable using conventional, analog immunoassay technologies. This sensitivity allows researchers to measure critical protein biomarkers at earlier stages in the progression of a disease or injury, which we believe will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention. The sensitivity of our Simoa technology also allows researchers to gather biomarker information from smaller samples that can be collected less invasively than samples required by other assay technologies. We believe that sensitivity is so important that we have published an approach to increase the sensitivity of our Simoa technology 100-fold.
●	Technology platforms that leverage and improve upon industry standard ELISA technology. Simoa uses the basic principles of conventional bead-based ELISA immunoassay technology. Adding digital capability to this industry standard platform has resulted in expanded capabilities and improved performance. Given our target customers’ familiarity with the core 000ELISA technology, our Simoa platforms are easily integrated with existing customer workflows including data analysis.
●	Deep and expanding scientific validation. Our Simoa technology has been cited in more than 1,100 scientific publications, including JAMA Neurology and Nature, and is becoming a vital tool in cutting edge life sciences research. We have established relationships with key opinion leaders, and our growing base of over 950 customers includes some of the world’s leading academic and government research institutions as well as all 20 of the 20 largest biopharmaceutical companies.
●	Leading position in market solidified by robust customization capabilities, assay design flexibility and automation of our HD-X instrument. Our technical capabilities and expertise allow our customers to design high-quality, customized assays utilizing our Simoa platforms. The needs of our customers vary widely, and the flexibility of the Simoa detection technology utilized across both our bead-based and planar array platforms allows us to provide innovative, low cost solutions for customers in multiple markets across various applications. In addition, the HD-X instrument provides fully automated analysis from sample introduction to analytical results, and our proprietary approach to ELISA digitization enables rapid digital data acquisition and assay results. This automation and speed provides customers high research and development productivity through greater throughput and lab efficiency.
●	Highly attractive business model that leverages growing installed base of instruments. As we continue to grow our installed instrument base, optimize workflows and expand our assay menu, we expect to increase our revenues derived from consumables. The integration of our technology in our customers’ projects also provides ongoing sales of assays and consumables, resulting in a growing revenue stream. Our consumables revenue increased to $27.4 million in 2020 from $25.6 million in 2019 and $13.8 million in 2018, and represented approximately 32% of our total revenue in 2020.
●	Our highly experienced senior management team. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to develop novel solutions. Each of the members of our senior management has more than 20 years of relevant experience.

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

Our strategy to achieve this includes:

●	Focus on the highly attractive, expanding market for protein detection and analysis. Our focus on the detection of protein biomarkers is driven by a growing understanding of the essential role and impact of proteins on human health. While genomic research provides valuable information about the role of genes in health and disease, proteins are both more prevalent than nucleic acids and, we believe, more relevant to a precise understanding of the nuanced continuum between health and disease. Protein measurement goes beyond genetic predisposition, indicating the impact of a range of influences on health, including environmental factors and lifestyle, providing deeper and more relevant insight into what is happening in a person’s body in real time. Our technology provides a unique bridge between understanding the human genotype and phenotype, which we believe addresses a large unmet need in life science research, translational medicine and drug development.
●	Continue to drive adoption of our Simoa technology in the life science research market in the near-term, and the diagnostics and precision health screening markets in the long-term. We believe our Simoa technology has the potential to significantly expand the life science research market because of its unrivaled sensitivity, in particular by enabling researchers to perform studies on protein biomarkers that they were previously unable to perform. We believe Simoa technology has the capability to enable the development of a new category of less-invasive diagnostic tests and tools based on blood, serum, saliva and other fluids that could replace current invasive, expensive and inconvenient diagnostic methods, including spinal tap, diagnostic imaging and biopsy. We have recently had two EUAs approved for our COVID assays. In the precision health screening market, we believe that Simoa technology has the potential to someday be used to monitor biomarker levels of seemingly healthy, asymptomatic people, and potentially to signal and provide earlier detection and monitoring of the onset of disease.
●	Leverage the growing importance of Nf-L as a biomarker to advance the development of therapeutics and diagnostics for neurodegenerative conditions. The importance of Nf-L as a neuro biomarker has increased significantly since we developed the first assay that could reliably measure Nf-L in blood. This allowed research of neurological disorders, previously limited primarily to CSF, to expand significantly, and many of the world’s foremost neurology researchers and clinicians believe that Nf-L may be one of the most clinically relevant brain biomarkers available today. To capitalize on the growing importance of this biomarker, in mid-2019, we acquired Uman and its proprietary Nf-L antibodies, which we believe are the best-in-class for highly sensitive and specific Nf-L detection in serum or plasma. We believe that this acquisition positions us to capitalize on significant growth opportunities with Nf-L applications in neurodegenerative conditions.
●	Grow into new markets organically with our customers and through strategic collaborations. Our customers have access to a large breadth of diverse markets, spanning research and clinical settings. As these customers continue to gain experience with our proprietary Simoa technology and further appreciate its potential, we believe moving into diagnostics and ultimately precision health is a natural extension of some of the work that our customers are doing today in the research market. For example, Simoa’s unprecedented sensitivity has the potential to uncover research insights that could identify novel biomarkers, which could help stratify patients in clinical trials potentially leading to a companion diagnostic, and ultimately a precision health test that could monitor and identify early disease. We believe this progression with our customers will help us move into new markets organically in a cost effective manner, while also retaining significant upside. In addition, we have entered into, and will continue to explore, partnerships that will help us access these markets. For example, following our acquisition of Uman, we entered into a licensing and supply arrangement with Siemens Healthineers for access to Uman’s proprietary Nf-L antibodies, which will allow Siemens Healthineers to begin developing blood-based Nf-L clinical tests for future commercialization. Additionally, in September 2020, we entered into a Non-exclusive License Agreement (the Abbott License Agreement) with Abbott Laboratories (Abbott), pursuant to which we granted Abbott a non-exclusive, worldwide, royalty-bearing license, without the right to sublicense, under our bead-based single molecule detection patents in the field of in vitro diagnostics (IVD).
●	Grow through strategic acquisitions. We intend to strategically acquire businesses and technologies to expand our operations and strengthen our market position. For example, in January 2018, we acquired Aushon and its proprietary sensitive planar array detection technology, which led to the development of our SP-X instrument. In mid-2019, we also acquired Uman, securing the Nf-L antibody supply critical to our industry leading ultrasensitive Simoa Nf-L assays and services and positioning us to capitalize on the growing significance of Nf-L as a neurological biomarker. We expect that acquisitions will continue to be an important part of our strategy to increase scale, and we intend to pursue acquisitions to expand product offerings, strengthen domestic or international distribution, add technologies, and/or provide access to complementary or strategic growth areas.

Industry Background

We intend to pursue the application of our Simoa technology to the life science research, diagnostics and precision health screening markets. Our initial commercial strategy targets the large and growing life science research market, and we believe that the diagnostic market and the precision health screening market represent significant future commercial opportunities for Simoa. According to estimates in the Third-Party Research Report, we believe the aggregate commercial opportunity across these markets has the potential to expand to up to $62 billion.

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

The human body contains approximately 20,000 genes. One of the core functions of genes, which are comprised of DNA, is to regulate protein production—which ones are produced, the volume of each, and for how long—influenced by both biological and environmental factors. These 20,000 genes help govern the expression of over 100,000 proteins, approximately 10,500 of which are known to be secreted in blood, and fewer than 1,300 of which can be consistently detected in healthy individuals using conventional immunoassay technologies. Accordingly, the study of much of the proteome has not been practical given the limited level of sensitivity of existing technologies. To date, across our platforms, we have commercialized assays that address approximately 178 protein biomarkers secreted or released in blood and CSF.

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

Existing Technologies and Their Limitations

Protein Analysis

ELISA has been the most widely used method of sensitive detection of proteins for over 40 years. In simple terms, in ELISA, an unknown amount of antigen (e.g., protein, peptide, antibody, hormone) is affixed to a solid surface, usually a polystyrene multiwell plate, either directly, or indirectly through use of a conjugated secondary or “capture” antibody (sandwich ELISA). A specific “detection” antibody is applied over the surface to bind to the antigen. This detection antibody is linked to an enzyme, and in the final step, a substance called an enzyme substrate is added, and the enzyme converts to colored or fluorescent product molecules, which are detected by a plate reader. Sandwich ELISA is depicted in the graphic below:

Aside from ELISA, there are other technologies available for protein analysis today, such as Western blotting, mass spectrometry, chromatography, surface plasmon resonance, Raman-enhanced signal detection, immuno-PCR, and biobarcode assay. However, the proteins detectable by these conventional, analog immunoassay technologies represent a mere fraction of what is estimated to be approximately 10,500 secreted proteins in circulation in human blood. While a number of techniques have been used to attempt to increase sensitivity of detection, we believe all of these approaches have limitations, including:

●	dilution of colored or fluorescent product molecules due to large volume of liquid in traditional-sized wells, limiting sensitivity;

●	narrow dynamic range (i.e., the range of concentration of proteins being detected), that may require sample dilution, diluting molecules and increasing sample volume requiring additional enzymes to reach detection limit;
●	low detection limit of readers restrict sensitivity and ability to detect low abundance proteins, particularly when proteins are at normal physiological levels; and
●	limited success in increasing sensitivity of detection due to procedural complexity and length.

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

Our Simoa bead-based technology offers unprecedented protein detection sensitivity and enables detection of low abundance and previously undetectable biomarkers. This sensitivity allows researchers to measure critical protein biomarkers at earlier stages in the progression of a disease or injury, which we believe will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention. We have published an approach to increase the sensitivity of our Simoa technology 100-fold.

The ability to multiplex, or simultaneously measure multiple proteins (or other biomarkers) in a single assay, can be important to researchers to maximize the biological information from a sample, and to develop more specific diagnostic tests. However, one of the main issues with multiplexing can be the loss of sensitivity. Our Simoa platforms maintain single plex precision, while competitive platforms lose sensitivity when multiplexing is used. Multiplexing is achieved with our Simoa bead-based technology by using beads labeled with different fluorescent dyes specific to the biomarker being analyzed. After the assay is run, the array of microwells is imaged across the wavelengths of the different labeled beads. The results are measured for each protein captured by each of the different beads. While we have demonstrated the ability to identify and differentiate up to 35 different bead subpopulations on the HD-X, which is a prerequisite to our ability to develop assays with the capacity to detect an equivalent number of proteins in a single sample, we believe that the ability to multiplex above a 6-plex and maintain single-plex sensitivity and precision may be limited using bead-based technology due to constraints in the number of bead-containing wells for each plex that are imaged on the Simoa disk. In 2017, we commercially launched a Simoa neurology 4-plex assay (Nf-L, tau, GFAP and UCH-L1) for the study of neurodegenerative conditions and traumatic brain injury. Whereas other assay technologies require CSF to detect all four of these markers, or are limited to only single-plex measurement in serum and plasma, due to Simoa’s sensitivity, this is the only assay that can detect all of these biomarkers directly from serum and plasma samples in a multiplex assay format. This is a significant advantage in terms of ease of use, patient comfort, speed and cost-effectiveness. In the first quarter of 2020, we launched a new Simoa 6-plex human cytokine Simoa bead-based assay for the HD-X and SR-X instrument platforms. This assay is the only commercially available product supporting quantitative multiplex measurement of six key immunomodulatory cytokines (IFNg, IL-6, IL-10, IL-12p70, IL-17A and TNFa) at baseline levels in both normal healthy individuals and patient cohorts in therapeutic areas spanning cancer, autoimmune disease, neurodegeneration and infectious disease.

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

Our Simoa planar array platform is highly flexible, designed to enable practical high-sensitivity multiplex protein analysis for drug discovery and development applications as well as translational biomarker research. The following chart describes the steps through which our Simoa planar array technology detects proteins:

Simoa Planar Array Analytic Process

A)	Analyte-specific capture antibodies are printed in microspots (100 microns) in a circular pattern in the bottom of a 96-well microtiter plate. Each microspot contains capture antibodies that are specific for different analytes. Up to 12 spatially resolved microspots can be printed in each well.
B)	Samples are added to the plate and incubated with a benchtop plate shaker to bind the target analyte molecules to the microspots. Unbound molecules are removed by washing the plate with a benchtop plate washer or manual wash manifold.
C)	A mixture of biotinylated detection antibodies are added to the plate to form the antibody sandwich. Excess detection antibodies are removed by washing.

D)	Streptavidin-HRP (horseradish peroxidase enzyme) conjugated is added to the plate to bind to the biotin groups forming the complete immunocomplex followed by a washing step.
E)	A high-sensitivity chemiluminescent substate reagent is added to each well. The enzyme associated with the enzyme linked detection antibody then reacts with the enzyme substrate causing the enzyme substrate to emit light.
F)	The plate is placed into the Quanterix SP-X imaging system. A scientific-grade CCD camera images the entire plate and all micro-spots simultaneously. The low background of the plate surface and the high-sensitivity of the camera enable detection of very low levels of light with a high dynamic range. The SP-X imaging software utilizes algorithms to optimize exposure time and combine multiple images in the image analysis. Protein concentrations are determined by comparing the intensity of microspots to known analytical standards.

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

Nucleic Acid Testing

Our initial focus has been on the use of Simoa technology to detect protein biomarkers. However, our Simoa bead-based technology has also been used to detect nucleic acids in biological samples. While methods for measuring nucleic acid molecules have advanced substantially, currently available techniques still have drawbacks. For example, PCR is a sensitive method that is widely used for measuring gene expression. However, PCR carries the potential for data distortion and bias from the repeated addition of enzymes, and heating and cooling cycles needed to amplify a copy of the nucleic acid being measured. In nucleic acid analysis, we believe that Simoa has the potential to provide the same sensitivity as traditional PCR-based assays with the following benefits:

●	no need for amplification of the targeted nucleic acid, which can result in amplification distortion and bias;
●	reduced cross-contamination because of direct detection of single molecules vs. the detection of a large number of copies of the nucleic acid; and
●	the ability to detect some samples without requiring purification of the nucleic acid, such as in environmental water or serum samples.

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

Simoa has been used to detect short sequences of RNA, known as microRNA, that are important in a number of biological systems, and are widely used in innovative therapeutic and gene editing technologies. For example, the assay was used to detect microRNA-122 (miR-122), a marker of liver toxicity, from the serum of patients who had overdosed with acetaminophen. As shown in the graph below, these patients had elevated miR-122 levels compared to healthy controls.

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

As an indication of the market’s acceptance of our Simoa technology, researchers at pharmaceutical and biotechnology companies are integrating our platforms into drug development protocols to more efficiently and effectively develop drugs. Using Simoa’s unprecedented sensitivity to measure previously undetectable levels of target biomarkers prior to and following administration of a drug, drug developers can non-invasively and objectively determine whether a drug candidate is having a desired impact on the target biomarker. In addition, researchers can also use Simoa to monitor a drug candidate’s unwanted effect on “off-target” biomarkers and predict side effects, addressing the significant issue of drug toxicity, which is a leading cause of death in the United States. We estimate that our Simoa technology has been utilized in projects for over 800 clinical trials to date.

According to estimates in the Third-Party Research Report, we believe that our pre-COVID addressable neurology, immunology and oncology life science research market was approximately $1 billion per year. Our recent EUA approvals expand our life science research market focus into COVID-19, which we estimate has currently addressable potential of $0.2 billion. As we further expand our life science research focus in other areas of immunology, oncology and other therapeutic areas, coupled with growing adoption of decentralized clinical trials, the life science research addressable market is expected to expand to approximately $7 billion.

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

For example, researchers have conducted studies using Simoa that indicate that neurological biomarkers, including tau and Nf-L, may someday be able to replace diagnostic imaging to diagnose traumatic brain injury (TBI). Our Simoa assays for tau and Nf-L are 3,500-fold and 840-fold more sensitive, respectively, than conventional ELISA technologies. Almost 90% of patients who visit U.S. hospital emergency rooms and receive a computerized tomography (CT) scan show no structural brain injury. In addition, CT scans have approximately 100 times more radiation than a chest x-ray, and are suspected of causing cancer in up to 29,000 people per year, underscoring the need for development of a safe and accurate blood-based diagnostic test for TBI, which we believe may be enabled by our Simoa technology.

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

The Third-Party Research Report estimates that the diagnostic and precision health screening markets have the potential to reach an aggregate of approximately $55 billion per year, with neurology diagnostics estimated at approximately $18 billion, proteomic liquid biopsy estimated at approximately $20 billion, COVID estimated at approximately $12 billion, and precision health screening estimated at approximately $5 billion, which would be addressable upon receipt of any required regulatory approvals.

Our Key Focus Areas

We have focused the application of our Simoa technology on areas of high growth and high unmet need and where existing platforms have significant shortcomings that our technology addresses. In particular, we have focused on neurology and oncology, as well as COVID, cardiology, infectious disease and inflammation.

Neurology

We believe that the ability of our Simoa technology to detect neurological biomarkers in blood at ultra-low levels, which have traditionally only been detectable in cerebrospinal fluid (CSF), has the potential to rapidly advance neurology research and drug development, and transform the way brain injuries and diseases are diagnosed and treated. To our knowledge, the brain is the only organ in the body for which there is not currently a blood-based diagnostic test. The challenge with developing blood-based tests for the brain is that the blood-brain barrier, which is formed by endothelial cells lining the cerebral microvasculature, is very tight and severely restricts the movement of proteins and other substances between these endothelial cells and into blood circulation. Accordingly, diagnosis of brain disease and injury has traditionally required either an MRI scan of the brain or a spinal tap to collect CSF, both of which are costly and highly invasive for the patient. The sensitivity of the Simoa technology has enabled researchers to discover that extremely small amounts of critical neural biomarkers diffuse through the blood-brain barrier, and are released into the blood during injury and in connection with many neurodegenerative brain diseases. However, the concentrations of these neural biomarkers in the blood are so low that they are undetectable by conventional, analog immunoassay technologies. In 2017, we commercially launched a Simoa neurology 4-plex assay (Nf-L, tau, GFAP and UCH-L1) for the study of neurodegenerative conditions and traumatic brain injury. Whereas other assay technologies require CSF to detect all four of these markers, or are limited to only single-plex measurement in serum and plasma, due to Simoa’s sensitivity, this is the only assay that can detect all of these biomarkers directly from serum and plasma samples in a multiplex assay format. This is a significant advantage in terms of ease of use, patient comfort, speed and cost-effectiveness.

To date, there have been over 670 neurology-related scientific publications using our Simoa technologies, and we believe that ultra-sensitive digital detection of neural related biomarkers in the blood is becoming an essential research and development tool for an increasing range of neurological disorders, including multiple sclerosis, Alzheimer’s disease, dementia, Parkinson’s disease, and TBI. The goal of this research is to eventually develop accurate diagnostic tools, predictive health screens and, ultimately, more effective treatments.

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

In 2017, researchers using Simoa technology published a paper in JAMA Neurology demonstrating that a simple blood test for the neurological biomarker Nf-L exhibited the same level of diagnostic accuracy for diagnosing Alzheimer’s disease as currently established CSF biomarkers. The study was a major study of almost 600 patients from the Alzheimer’s Disease Neuroimaging Initiative. The graph below depicts the diagnostic accuracy of plasma Simoa Nf-L measurements compared with traditional CSF biomarkers. The diagnostic accuracy of the plasma Simoa Nf-L results approached 90%, in line with the CSF biomarkers on the same patients.

Diagnostic Accuracy

In addition, Simoa plasma Nf-L values were associated with cognitive deficits and neuroimaging hallmarks of Alzheimer’s disease at baseline and during follow-up. High plasma Nf-L correlated with poor cognition and Alzheimer’s disease -related brain atrophy and with brain hypometabolism (lower neural energy). These data suggest a simple Simoa blood test for Nf-L may have clinical utility as a noninvasive biomarker in Alzheimer’s disease.

TBIs lead to approximately five million individuals visiting emergency rooms per year in the United States alone, often with broad and inconclusive diagnosis. Current methods of TBI diagnosis involve CT scans that fail to diagnose approximately 90% of mild TBI. Simoa technology has demonstrated the sensitivity to identify relevant neurological biomarkers, such as Nf-L, tau, GFAP and UCH-L1, to more adequately address diagnosis of TBIs and overall brain health.

Leading researchers in neurology have used Simoa technology to study biomarkers in the blood of athletes after concussion in many high-impact sports. Simoa can measure critical neural biomarkers in blood that correlate repeated head trauma from both concussions and subconcussive events with poor patient outcomes, including the potential development of Chronic Traumatic Encephalopathy (CTE), which currently can only be diagnosed after death via a brain autopsy. A recent publication by a National Institute of Health researcher indicates that measuring tau in the blood with Simoa may help identify concussed individuals requiring additional rest before they can safely return to play. Eventually, we believe it may be possible to develop a mobile screen enabling clinicians to quickly and accurately determine whether it is safe for concussed athletes to return to play.

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

Simoa technology was used in an unpublished scientific study that indicates it may be possible to eventually replace routine mammograms with a very sensitive, more accurate, low cost, non-invasive blood test. In this retrospective study, researchers found that Simoa assays resulted in significantly fewer false positives and false negatives than mammography. Inaccurate mammography can result in unnecessary stress, additional health care costs from follow up diagnostic mammograms, unnecessary biopsies and increased lifetime exposure to radiation. Researchers are also developing ultrasensitive assays for lung and pancreatic cancer biomarkers using Simoa technology, potentially replacing the need for imaging and biopsy. We believe our Simoa technology has the potential to lead to rapid, cost effective, accurate blood-based health screens, further enabling the liquid biopsy market.

Cancer immunotherapy is a promising new area that is significantly affecting cancer remission rates. One challenge of immunotherapy approaches is that the elicited immune responses are not always predictable and can vary from person to person and protocol to protocol. There exists a significant need to develop biomarker tools to monitor these drugs and their effects. Circulating (serum and plasma) protein biomarkers have the potential to be used in the field of immuno-oncology to stratify patients, predict response, predict recurrence, reveal mechanism of action and monitor for adverse effects. One technical challenge facing the immuno-oncology drug development process has been the availability of immunoassays with sufficient sensitivity to measure immunomodulatory biomarkers directly in serum and plasma. We have developed a set of over 100 tumor biomarker and immune modulation assays (cytokines and chemokines) that can be used to monitor tumor proliferation and host immune response. In particular key immune regulatory cells (T-regs, dendritic cells, macrophages) secrete very low amounts of the protein Interferon gamma (IFN-gamma) and these levels cannot be reliably measured in serum and plasma using conventional, immunoassay technology, however they can be tracked with our Simoa IFN-gamma assay. Additionally, we have developed an ultra-sensitive assay for IL-6, which is one of the cytokines commonly measured for monitoring cytokine release syndrome as an adverse effect in immunotherapies. Several studies have shown that our ultrasensitive assays can be valuable tools for monitoring immuno-oncology drugs and protocols.

We also believe residual cancer cell detection post-surgery or post-treatment may significantly improve outcomes for a variety of cancer types, by helping identify and segment patients at a greater risk of reoccurrence post-surgery due to residual cancer. For example, we have developed an ultra-sensitive biomarker assay for Prostate Specific Antigen (PSA) that is over 1,000-fold more sensitive than conventional ELISA assays. This assay is the only currently available technology that can detect levels of PSA in blood samples of prostate cancer patients shortly following radical prostatectomy, and we and researchers from Johns Hopkins and NYU conducted a pilot study on the utility of this assay to predict recurrence of prostate cancer after this procedure. In this study, the blood of prostate cancer patients taken three to six months following a radical prostatectomy at least five years earlier was analyzed with Simoa. The majority of samples had PSA levels below the detectable limits of traditional PSA assays. Our Simoa technology, however, was able to detect and quantify PSA levels in all samples. As shown in the following graph, the study demonstrated that the PSA assay using our Simoa technology has the potential to be highly predictive of prostate cancer recurrence over a five-year period. This has the potential to be a powerful prognostic tool, and allowing adjuvant radiation treatment to be targeted only to the men who actually would benefit.

COVID-19

In view of the COVID-19 pandemic, in the second quarter of 2020 we determined that our cytokine assay technology could provide researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19, and began developing a SARS-CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay and prototyping a high-definition multiplex SARS-CoV-2 serology assay.

In December 2020, the FDA issued an EUA for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test that is run on our HD-X instrument. This test targets antibodies that are directed against the region of the novel coronavirus known as the spike protein. The spike protein contains multiple subunits which together mediate entry of the virus into human cells, and for this reason, many candidate and authorized COVID-19 vaccines are designed to elicit an antibody response to the spike protein. Accordingly, we believe that this test may be useful for measuring the antibody response to vaccine therapy. The assay may also be used for measurement of IgG antibodies in patients suspected of previous infection or recent SARS-CoV-2 exposure. The test provides a numerical result representing the concentration of antibodies from 0.21 to 250 mg/mL. In clinical studies, the test demonstrated a 100% positive percent agreement (sensitivity) and 99.2% negative percent agreement (specificity) 15 or more days following a positive PCR test.

In January 2021, the FDA issued an EUA for our Simoa SARS-CoV-2 N Protein Antigen Test that is also run on our HD-X instrument. This test detects the presence of the SARS-CoV-2 virus nucleocapsid protein (or N protein) which is known to be elevated in respiratory fluids during the initial acute phase of the infection. We believe that direct detection of antigen proteins from the virus may be a more meaningful measure of infection status than detection of RNA by rRT-PCR because genetic material can linger even after the virus has left the body, resulting in increased risk of false positives. In clinical studies, this test demonstrated a sensitivity of 97.7% and specificity of 100% up to 14 days following onset of symptoms. Under the current EUA, the test is intended for use with nasopharyngeal (NP) samples in individuals suspected of COVID-19 infection by their healthcare providers. We currently intend to pursue authorization for additional sample types, including nasal swabs, saliva, and capillary dried blood obtained from a fingerstick. Preliminary clinical research studies suggest the viral antigen may be readily detectable in asymptomatic and pre-symptomatic patients, and we are exploring extending the test to screening applications, home-based sample collection and pooling to enable larger scale testing.

Inflammation

Inflammation underlies the response of the body to injury in a variety of diseases. Simoa assays can measure inflammatory and anti-inflammatory molecules in serum and plasma with unprecedented sensitivity. This has the potential to enable new discoveries into the role of inflammation in the biology of health and disease. Our Simoa technology measures low levels of inflammatory proteins, including cytokines and chemokines, that characterize a range of inflammatory diseases, including Crohn’s disease, asthma, rheumatoid arthritis and neuro-inflammation. We believe the sensitivity of Simoa technology can provide a clearer picture of the underlying state of the immune response and disease progression.

Our Simoa technology also has the potential to be used by companies developing anti-inflammatory drugs to quantify the effect a drug has on a particular inflammatory cytokine and to monitor therapeutic efficacy. For example, we conducted a study in conjunction with the Mayo Clinic using our Simoa technology on patients with clinically active Crohn’s disease undergoing anti-TNF-α therapy with Remicade, Humira or Enbrel. As shown in the graph below, researchers were able to detect and quantify the TNF-α levels of the patients before and after treatment. These levels were all below the LoD of traditional immunoassays.

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

For example, we have developed a simple Simoa assay with more than 4,000-fold greater sensitivity than conventional ELISA assays capable of detecting the HIV-specific antigen, p24. This Simoa p24 sensitivity matches the sensitivity of more expensive and complex nucleic acid testing methods. The following graph shows a comparison that we conducted in 2011 of the Simoa p24 assay with a commercially available nucleic acid testing method, as well as two commercially available p24 immunoassay methods for early detection of HIV infection. The Simoa p24 assay detects infection as early as the nucleic acid testing method (11 days from initial blood draw), and a full week before the earliest signs of infection by the conventional p24 immunoassay methods. This early detection of acute HIV infection can be critical for controlling the spread of HIV, as HIV is ten times more infectious in the acute phase.

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

Our Products and Services

Our Quanterix commercial portfolio includes research use only (ROU) instruments, assay kits and other consumables, and contract research services offered through our Accelerator Laboratory, as follows:

Product	Key attributes
HD-X	● commercially launched the next-generation HD-X in the second half of 2019 to replace the HD-1 launched in 2014

●
Simoa bead-based platform technology
●
most widely referenced ultra-sensitive multiplex immunoassay platform on market
●
fully automated, floor-standing instrument
●
wide dynamic range
●
multiplexing capability (up to 6-plex) with small sample volume
●
up to 400 samples per eight-hour shift
●
homebrew capabilities

SR-X
●
commercially launched in December 2017
●
Simoa bead-based platform technology
●
reader only, benchtop instrument with lower price point
●
same sensitivity, dynamic range and homebrew capabilities as HD-X
●
multiplexing capability: SR-X currently has up to 6-plex capability
●
sample prep and assay protocol flexibility

SP-X
●
commercially launched in April 2019
●
Simoa planar array platform technology
●
reader only, benchtop instrument with lower price point
●
similar sensitivity, dynamic range and homebrew capabilities as HD-X
●
multiplexing capability: SP-X currently has up to 10-plex capability
●
sample prep and assay protocol flexibility

Product	Key attributes
Simoa assays and other consumables
●
menu of approximately 87 single-plex and multi-plex bead-based assay kits includes assays for biomarkers in the areas of neurology, infectious disease, immunology and oncology
●
Two EUA approved SARS-CoV-2 assays
●
menu of Simoa planar array reagent kits includes approximately 120 biomarkers ranging from 1-10 analytes per assay in the areas of immunology and oncology research
●
homebrew kits containing reagents and supporting user guides enabling customers to develop custom assays
●
proprietary Simoa disk with 24 arrays, each containing approximately 239,000 microwells for Simoa bead-based assays

Nf-L antibodies and Nf-L ELISA kits
●
sold through our wholly-owned subsidiary, Uman, which we acquired in 2019
●
Nf-L capture/detection antibodies with unparalleled sensitivity and specificity
●
Nf-L ELISA kits for CSF; CE-certified in Europe; RUO outside of Europe
●
licensing and supply arrangement with Siemens Healthineers that will allow Siemens to begin developing blood-based Nf-L clinical tests for future commercialization

Services	● contract research services provided through our Accelerator Laboratory ● over 1,300 projects completed to date ● extended warranty and service contracts ● CLIA-certified lab available

Instruments and Consumables

HD-X

We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1, our very first instrument, which was launched in January 2014. The HD-X was designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X uses our Simoa bead-based technology and is the most sensitive automated multiplex protein detection platform commercially available. Assays for the HD-X are fully automated (i.e. sample in to result out), and results for up to 66 samples are available in approximately one hour. We believe that this automation provides us an additional significant competitive advantage with pharmaceutical and biotechnology customers. Samples can be input into the instrument via 96-well microtiter plates or sample tubes where the system can multiplex and process tests in a variety of assay protocol configurations.

Specialized software controls the Simoa instrumentation, analyzes the digital images produced, and provides customers with detailed analysis of their samples, such as the concentration of multiple biological molecules. The HD-X software automates the processes for running the instrument and analyzing data from the user-defined protocols. Proprietary image analysis software is embedded in the system, which converts the raw images into signals for each biological molecule being analyzed within a sample. Data reduction software automatically converts those signals to concentrations for the different biological molecules.

Following commercial launch of the HD-X, we initiated a trade-in program for installed HD-1 instruments that has been exceeding expectations. By the end of 2020, approximately 48% of the HD installed base was HD-X instruments.

SR-X

We commercially launched the SR-X instrument in the fourth quarter of 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-X in a compact benchtop form with a lower price point designed to address the needs of researchers who value the ultra-sensitive detection capabilities enabled by Simoa.

In contrast to the fully automated workflow of the HD-X, the assay incubation and washing steps for the SR-X are performed outside of the instruments using conventional liquid handling methods. The offline sample prep provides additional flexibility to enable researchers to apply Simoa detection in an expanded range of applications including direct detection of nucleic acids. The SR-X system automates the steps loading Simoa beads onto Simoa disks with subsequent imaging, detection and data reduction. Processing time for imaging a 96 well plate is approximately 2.5 hours.

SP-X

We commercially launched the SP-X instrument in April 2019. The SP-X uses the Simoa planar array technology developed initially by Aushon for multiplex chemiluminescent immunoassay measurement, which we refined by leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms to provide the same Simoa sensitivity found in our Simoa bead-based platform. The Simoa planar array technology utilizes a 96-well microtiter plate with up to 10 different assay measurements performed in each well of the plate from as little as 12.5 microliters of sample.

Similar to the SR-X, the assay prep workflow utilized for the SP-X involves assay incubation and washing steps performed outside of the instrument using the same conventional liquid handling methods as the SR-X. The SP-X instrument automates the imaging, detection and data reduction process. Processing time for imaging a 96 well plate is less than five minutes.

Simoa Assays and Consumables

Recurring revenue is derived through the sale of consumables used to run assays on our instruments, and from our growing menu of Simoa digital biomarker assays. The current menu of approximately 87 analyte-specific single-plex and multi-plex assay kits for our bead-based instruments includes assays for biomarkers in the areas of neurology, infectious disease, immunology and oncology for both human and mouse samples. The current menu of assay kits for the planar array instrument includes approximately 120 biomarkers ranging from 1-10 analytes per assay in the areas of immunology and oncology research.

In addition to these assays we have developed, both of the Simoa platforms allow ease and flexibility in assay design, enabling our customers to develop their own proprietary in-house assays, called homebrew assays, using our homebrew assay kits. These kits include all components required for customers to run tests using their own antibodies. Our consumables portfolio for our bead-based platform also includes our proprietary Simoa disks that are unique to our bead-based platform, as well as cuvettes, and disposable tips. Our goal is to continue to add to our assay kits to extend our application base.

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

Services

Through our Accelerator Laboratory, which includes a CLIA-certified laboratory, we provide customers a contract research option. Researchers, academics and principal investigators can work with our scientists to test specimens with existing Simoa assays, or prototype, develop and optimize new assays. The Accelerator Laboratory supports multiple projects and services, including:

●	Sample testing. Utilizing commercially available Simoa kits, we have run large studies for customers with thousands of specimens and small experiments with just a few samples. The sample protocol can be tailored precisely to the customer’s needs and even large studies can be run quickly. We have extensive experience testing many different sample types where biomarkers may be present at very low levels.
●	Homebrew assay development. Utilizing proprietary or commercially available reagents in combination with our Homebrew Assay Development Kit, we can rapidly develop a prototype assay exhibiting improved sensitivity compared to traditional ELISA. The Accelerator Laboratory can also be used to screen reagents to identify the optimal assay format or expand prototype efforts for further assay optimization or validation to ultimately deliver the highest level of performance.
●	Custom development. After identifying the optimal assay and conditions, the Accelerator Laboratory can be used to generate qualified bulk reagents or custom assay kits, providing customer access to validated kits for assays not yet commercially available on the Simoa platform.

To date, we have completed over 1,300 projects for approximately 360 customers from all over the world using our Simoa platforms, including over 130 projects for clinical studies. In addition to being an important source of revenue, we have also found the Accelerator Laboratory to be a significant catalyst for placing additional instruments, as a number of customers for whom we have provided contract research services have subsequently purchased an instrument from us.

We also generate revenues through extended-warranty and service contracts for our installed base of instruments.

Research and Development

We continually seek to improve our platform and technology to enable more sensitive detection and measurement of biological molecules. This evaluation includes examining new assay formats and instrumentation improvements and upgrades to increase the performance of our Simoa assays and instruments. We have published an approach to increase the sensitivity of our Simoa technology 100-fold. We are also focused on expanding our assay menu to extend the scope of applications for our platform and grow our customer base. Our assay menu expansion is driven by a number of factors, including input from key opinion leaders, customer feedback, homebrew projects, Accelerator Laboratory projects, new publications on biomarkers of industry interest, and feedback from our sales and marketing team. We also intend to continue to develop and market new instruments with different and/or improved capabilities in order to further broaden our market reach.

Sales and Marketing

We distribute our Simoa instruments and consumables via direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets, including Australia, Brazil, China, Czech Republic, India, Israel, Japan, Lebanon, Mexico, Qatar, Saudi Arabia, Singapore, South Korea and Taiwan. In addition, Uman sells Nf-L antibodies and Nf-L ELISA kits directly, and in conjunction with a distributor worldwide (excluding certain Nordic countries). Our domestic and international sales force informs our current and potential customers of current product offerings, new product and new assay introductions, and technological advances in Simoa systems, workflows, and notable research being performed by our customers or ourselves. As our primary point of contact in the marketplace, our sales force focuses on delivering a consistent marketing message and high level of customer service, while also attempting to help us better understand evolving market and customer needs.

As of December 31, 2020, we had approximately 118 people employed in sales, sales support and marketing, including technical field application scientists and field service personnel. This staff is primarily located in North America and Europe. We intend to significantly expand our sales, support, and marketing efforts in the future by expanding our direct footprint in Europe as well as developing a comprehensive distribution and support network in China where significant new market opportunities exist. Additionally, we believe that there is significant opportunity in other Asia-Pacific region countries such as South Korea and Australia as well as in South America. We plan to expand into these regions via initial penetration with distributors and then subsequent support with Quanterix-employed sales and support personnel.

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

To develop a thought leadership position in the precision health arena, we have been a Platinum Sponsor of the annual Powering Precision Health (PPH) Summit since 2016. PPH is an organization founded in 2016 by our President and Chief Executive Officer, Kevin Hrusovsky, that aims to gather many of the world’s top innovators, scientists, physicians, medical professionals, patient advocates, government officials, regulators and investors to debate and collaborate around crucial issues from neurology, oncology and cardiology to inflammation and infectious disease. We believe that sponsoring this event provides Quanterix significant marketing benefits.

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

Instruments

The HD-X instrument is manufactured by STRATEC Biomedical AG (STRATEC), based in Birkenfeld, Germany, and is manufactured and shipped from their Birkenfeld and Beringen, Switzerland facilities. See “—Key Agreements—Development Agreement and Supply Agreement with STRATEC” for a description of our agreement with STRATEC. The SR-X is manufactured by Paramit Corporation (Paramit), based in Morgan Hill, California, and is shipped to our global customers by Paramit. See “—Key Agreements—Paramit Manufacturing Services Agreement” for a description of our agreement with Paramit. Installation of, and training on, our instruments is provided by our employees in the markets where we conduct direct sales, and by distributors in those markets where we operate with distributors.

We believe this manufacturing strategy is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer for the HD-X or the SR-X, we would experience additional costs, delays and difficulties in doing so, and our business would be harmed.

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

Consumables

We assemble our assay kits for our bead-based platform in our Billerica, Massachusetts facility. Reagents for our bead-based assays include all components required to run an enzyme based immunoassay, such as beads, capture and detector reagents, enzyme reagents and enzyme substrate. These reagents are sourced from a limited number of suppliers, including certain single-source suppliers. Although we believe that alternatives would be available, it would take time to identify and validate replacement reagents for our assay kits, which could negatively affect our ability to supply assay kits on a timely basis. In an effort to mitigate this risk through inventory control, we have increased the shelf life of the vast majority of our bead-based assays from six months to 12 months or more.

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

Key Agreements

Development Agreement and Supply Agreement with STRATEC

In August 2011, we entered into a Strategic Development Services and Equity Participation Agreement (the STRATEC Development Agreement) with STRATEC, pursuant to which STRATEC undertook the development of the Simoa HD instrument. Under the STRATEC Development Agreement, we were required to pay a fee and issue to STRATEC warrants to purchase our equity securities, all of which have been exercised as of December 31, 2017. These fees and warrants were subject to a milestone based payment schedule. The STRATEC Development Agreement was amended in November 2016. The Amendment reduced our obligation to satisfy a minimum purchase commitment under the STRATEC Supply Agreement described below. Additionally, the parties agreed on additional development services for an additional fee, which is payable when the additional development is completed. This fee includes the final milestone payment that was associated with the final milestone due under the terms of the STRATEC Development Agreement. The services were completed in and the final milestone payment was paid in the fourth quarter of 2019. The STRATEC Development Agreement may be terminated on the insolvency of a party, for an uncured material breach, or, by us, on a change of control of our company (subject to certain obligations to compensate STRATEC on such termination) or if we and STRATEC are unable to agree on pricing of the instrument, within certain parameters.

In September 2011, we also entered into a Supply and Manufacturing Agreement with STRATEC (the STRATEC Supply Agreement), pursuant to which STRATEC agreed to supply HD instruments to us, and we agreed to procure those instruments exclusively from STRATEC, subject to STRATEC’s ability to supply the instruments. We are responsible for obtaining any regulatory approval necessary to sell the instruments. We agreed to purchase a certain number of instruments in the seven years following the acceptance of the first validation instrument. The STRATEC Supply Agreement was amended in November 2016 to reduce the number of HD instruments we are committed to procure from STRATEC, and this commitment has been met. The instrument price stipulated in the STRATEC Supply Agreement was established based on certain specified assumptions and is subject to certain adjustments.

The STRATEC Supply Agreement is terminable by either party on 12 months’ notice to the other party, provided that neither party may terminate the STRATEC Supply Agreement prior to the later of the seven year anniversary of the acceptance of the first prototype instrument and the purchase of the minimum number of instruments which we were committed to procure. The STRATEC Supply Agreement may also be terminated on the insolvency of a party or the uncured material breach of a party, or, by us, on a change of control of our company (subject to certain obligations to compensate STRATEC on such termination). On termination by us for STRATEC’s insolvency or uncured material breach or termination by STRATEC for convenience, we are granted a nonexclusive royalty free license of STRATEC intellectual property to manufacture the instruments. In certain of these circumstances, we could be obligated to issue warrants to purchase common stock.

Paramit Manufacturing Services Agreement

In November 2016, we entered into a Manufacturing Services Agreement (the Paramit Agreement) with Paramit. Under the terms of the Paramit Agreement, we engaged Paramit to produce and test our SR-X instrument on an as-ordered basis. We also engaged Paramit to supply spare parts. Paramit has no obligation to manufacture our instrument without a purchase order and no obligation to maintain inventory in excess of any open purchase orders or materials in excess of the amount Paramit reasonably determines will be consumed within 90 days or within the lead time of manufacturing our instrument, whichever is greater. We have an obligation to purchase any material or instruments deemed in excess pursuant to the Paramit Agreement. The price is determined according to a mutually agreed-upon pricing formula. The parties agreed to review the pricing methodology yearly or upon a material change in cost.

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

Non-Exclusive License Agreement with Abbott Laboratories

In September 2020, we entered into a Non-Exclusive License Agreement with Abbott. Pursuant to the terms of the License Agreement, we granted Abbott a non-exclusive, worldwide, royalty-bearing license, without the right to sublicense, under our bead-based single molecule detection patents in the field of IVD. Abbott paid us an initial license fee of $10.0 million in connection with the execution of the License Agreement. Abbott has also agreed to pay us milestone fees subject to the achievement by Abbott of certain development, regulatory and commercialization milestones and low single digit royalties on net sales of licensed products.

The License Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature. The License Agreement became effective upon signing and will continue until expiration of the last-to-expire licensed patent, or the agreement is earlier terminated. Under the terms of the License Agreement, each party has the right to terminate the agreement for uncured material breach by, or insolvency of, the other party. Abbott may also terminate the License Agreement at any time without cause upon sixty (60) days’ notice.

Contracts with the NIH under RADx

In September 2020, we entered into the Rapid Acceleration of Diagnostics (RADx) workplan 2 award (WP2) with the National Institute of Health (NIH) under the RADx program. This contract, which has a total award value of $18.2 million, is intended to accelerate the continued development, scale-up and deployment of our novel SARS-CoV-2 antigen test. Initial early feasibility of this test was funded in part through the RADx workplan 1 award (WP1) we were granted in June 2020. WP2 supports clinical validation of the test in support of the EUA submissions with the FDA, and provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Contract funding is subject to achievement of pre-defined milestones and the contract period runs through September 2021.

Competition

We compete with both established and development-stage life science companies that design, manufacture and market instruments for protein detection, nucleic acid detection and additional applications. For example, companies such as Bio-Techne, Luminex, MesoScale Discovery, Gyros, Nanostring, and others, have products for protein detection that compete in certain segments of the market in which we sell our products. Our Accelerator Laboratory competes with other research laboratories such as Covance, Q2 Solutions, Myriad RBM, Monogram Biosciences, PPD Laboratories, and others, some of whom are customers of ours. In addition, as we or our partners expand the applications for our products to include diagnostics and precision health screening, we expect to compete with companies such as Siemens, Abbott, Roche, Ortho Clinical Diagnostics and Thermo Fisher Scientific. Furthermore, our technology and products are showing promise for non-invasive early disease detection, and in the future, we could experience competition from companies that develop and market imaging and other molecular detection technologies. In addition, a number of other companies and academic groups are in the process of developing novel technologies for the life science research, diagnostic and precision health screening markets. Many of the companies with which we compete or will compete have substantially greater resources than we have.

The life science instrumentation and lab services industries are highly competitive and expected to grow more competitive with the increasing knowledge gained from ongoing research and development. We believe the principal competitive factors in our target markets include:

●	sensitivity;
●	cost of instruments and consumables;
●	assay menu;
●	reputation among customers and key opinion leaders;
●	innovation in product offerings;
●	accuracy and reproducibility of results; and
●	customer support infrastructure.

We believe that we are well positioned with respect to these competitive factors and expect to enhance our position through ongoing global expansion, innovative new product introductions and ongoing collaborations and partnerships with key opinion leaders.

Intellectual Property

Our core Simoa bead-based technology, directed to general methods and devices for single molecule detection, originated at Tufts University (Tufts), in the laboratory of Professor David Walt, who is the founder of Quanterix and a current member of our Board of Directors. Prof. Walt and his students pioneered the single molecule array technology, including technologies that enabled the detection of single enzyme labels in arrays of microwells, thereby facilitating the ultra-sensitive detection of proteins, nucleic acids, and cells. We have exclusively licensed from Tufts the relevant patent filings related to these technologies. (See “—License Agreement with Tufts University” below). In addition to licensed patents, we have developed our own portfolio of issued patents and patent applications directed to commercial products and technologies for potential development. Our portfolio also includes issued patents and patent applications acquired as part of our 2017 acquisition of Aushon Biosystems. We believe our proprietary platforms are a core strength of our business and our strategy includes the continued development of our patent portfolio.

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

Simoa and Related Technology

As of February 1, 2021, we had exclusively licensed 18 patents and two patent applications from Tufts. These patents and patent applications include nine issued U.S. patents and two pending U.S. patent applications, three granted European patents, three granted Japanese patents, two granted Canadian patents and one granted Australian patent.

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

A fifth patent family licensed from Tufts is directed to methods for detecting short nucleic acids. This patent family includes one pending U.S. patent application. The standard patent expiration date for the U.S. patent in this family is May 29, 2039.

As of February 1, 2021, we owned 24 issued U.S. patents and 22 pending U.S. patent applications, eight granted European patents and three pending European patent applications, nine granted Japanese patents, four granted Chinese patents and one pending Chinese patent application, five granted Canadian patents and one pending Canadian patent application, one granted Australian patent, and two registered Hong Kong patent applications.

A first patent family owned by us is directed to methods for determining a measure of the concentration of analyte molecules or particles in a fluid sample, and in particular to methods for analyte capture on beads, including multiplexing. This patent family includes four granted U.S. patents and two pending U.S. patent applications, two granted European patent (nationalized and active in eight countries) and one pending European application, two granted Japanese patents, two granted Chinese patents, and one granted Canadian patent. The standard patent expiration date for the U.S. patents in this family is March 24, 2030, and for the non-U.S. patents is March 1, 2031.

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

A fifth patent family owned by us is directed to instruments and consumables. This patent family includes one granted U.S. patent and one pending U.S. patent application, two granted Japanese patents, one granted Chinese patent and one pending Chinese patent applications, one registered Hong Kong patent application and one pending patent application in each of Europe, and Canada. The standard patent expiration date for any U.S. patents that may issue from this family is February 25, 2031, and for any non-U.S. patents is January 27, 2032.

A sixth patent family owned by us is directed to methods and materials for covalently associating a molecular species with a surface. This patent family includes two pending U.S. patent applications. The standard patent expiration date for any U.S. patents that may issue from this family is May 9, 2034.

A seventh patent family owned by us is directed to methods for improving the accuracy of capture based assays. This patent family includes one pending U.S. patent application. The standard patent expiration date for any U.S. patents that may issue from this family is January 13, 2036.

An eighth patent family owned by us is directed to methods and systems for reducing and/or preventing signal decay. This patent family includes one pending U.S. patent application. The standard patent expiration date for any U.S. patents that may issue from this family is September 20, 2038.

We own or co-own nine patent families directed to the measurement of particular types of analytes, including prostate specific antigen (PSA), β-amyloid peptide, tau protein, toxin B of C. difficile, neurofilament light, glial fibrillary acidic protein, ubiquitin carboxyl-terminal hydrolase L1, and DNA or RNA molecules. These families include one granted U.S. patent directed to methods for determining treatment protocols and/or a prognosis of a patient’s recovery from a brain injury based on measurements of tau protein in blood and one granted European patent (nationalized and active in three countries) directed to detection of C. difficile. Any patents that may issue from these patent applications would have standard expiration dates between 2032 and 2039.

With the acquisition of Aushon in January 2017, we acquired their patent portfolio for our planar array technology. As of February 1, 2021, the acquired patent portfolio includes at least nine issued U.S. patents and one pending U.S. patent application, one granted Australian patent, three granted Canadian patents, four granted European patents (each nationalized and active in between eight and 14 countries) and one pending European patent application, three granted Japanese patents, and one registered Hong Kong patent.

We have licensed additional patents and patent applications from third parties.

In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors.

License Agreement with Tufts University

In June 2007, as amended in April 2013, August 2017, and September 2020, we entered into a license agreement with Tufts, pursuant to which we obtained an exclusive, worldwide license to research, develop, commercialize, use, make, or have made, import or have imported, distribute or have distributed, offer or have offered, and sell or have sold products and services covered by patent rights to the Simoa bead-based technology owned by Tufts, as well as a non-exclusive license to related know-how. The rights licensed to us are for all fields of use and are sublicensable for a fee.

Under the terms of the agreement, as amended, we paid a one-time, non-refundable upfront fee and issued Tufts shares of our common stock. In addition, in connection with the April 2013 amendment, we issued Tufts shares of our Series C-1 Preferred Stock, which converted into shares of our common stock in connection with our initial public offering. We are required to pay Tufts low single-digit royalties on all net sales of products and services that use the licensed technology, as well as a portion of any sublicensing revenues. We are also obligated to pay annual maintenance fees, which are fully creditable against any royalty payments made by us, and a milestone payment upon any sublicense by us. We were also required to reimburse Tufts for all patent prosecution cost incurred prior to the agreement and for all future patent prosecution costs.

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

Government Regulation

Other than the COVID assays for which we have received EUAs, our products are currently intended for research use only (RUO) applications, although our customers may use our products to develop their own products that are subject to regulation by the FDA or the Center for Medicare and Medicaid Services (CMS). Although most products intended for RUO are not currently subject to clearance or approval by the FDA, RUO products are subject to FDA’s premarket review requirements if they are determined to be intended for use for clinical rather than research purposes. Consequently, our products (other than the COVID assays for which we have received EUAs) are labeled “For Research Use Only.”

On November 25, 2013, the FDA issued Final Guidance for Industry and Food and Drug Administration Staff on “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (RUO/IUO Guidance). The purpose of an FDA guidance document is to provide the FDA’s current thinking on when IVD products are properly labeled for RUO or for IUO, but as with all FDA guidance documents, this guidance does not establish legally enforceable responsibilities and should be viewed as recommendations unless specific regulatory or statutory requirements are cited. The RUO/IUO Guidance explains that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. Merely including a labeling statement that a product is intended for research use only will not necessarily exempt the device from the FDA’s 510(k) clearance, premarket approval, or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends its product to be used for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. Although the RUO/IUO Guidance is a statement of the FDA’s thinking with respect to certain RUOs and IUOs in 2013 and was not intended as a compliance requirement, we believe that our labeling and promotion of our products, including the custom assay RUO products developed by the Accelerator Laboratory, is consistent with the RUO/IUO Guidance because we have not promoted our products for clinical use in humans. We also are not promoting or using our products in the development or promotion of laboratory developed test (LDT) services. When we develop products for clinical use, we will do so in accordance with FDA requirements applicable to those products at that time. Separately, when we become aware that accredited or licensed clinical laboratories may be using our RUO products either for research or clinical uses, such as part of LDT services, in accordance with the regulations that apply to clinical laboratories, we will continue to review the labeling and promotion of our products for consistency with the RUO/IUO Guidance.

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

The FDA classifies medical devices into one of three classes on the basis of the intended use of the device, the risk associated with the use of the device for that indication, as determined by the FDA, and on the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which have the lowest level of risk associated with them, are subject to general controls. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to general controls and premarket approval. Most Class I devices and some Class II devices are exempt from a requirement that the manufacturer submit a premarket notification (510(k)) and receive clearance from the FDA which is otherwise a premarketing requirement for a Class II device. Class III devices may not be commercialized until a premarket approval application (PMA) is submitted to and approved by the FDA.

510(k) Clearance Pathway

To obtain 510(k) clearance, a sponsor must submit to the FDA a premarket notification demonstrating that the device is substantially equivalent (SE), to a device legally marketed in the U.S. for which a PMA was not required. The FDA is supposed to make a SE determination within 90 days of FDA’s receipt of the 510(k), but it often takes longer if the FDA requests additional information. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or possibly a pre-market approval.

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

This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

Premarket Approval Pathway

A PMA must be submitted if a new device cannot be cleared through the 510(k) process. The PMA process is generally more complex, costly and time consuming than the 510(k) process. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA is sufficiently complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the accepted application, although review of the application generally can take between one and three years. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision making process. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with its quality system regulations (QSRs). New premarket approval applications or premarket approval application supplements are also required for product modifications that affect the safety and efficacy of the device.

Emergency Use Authorization

In emergency situations, such as a pandemic, the FDA has the authority to allow unapproved medical products or unapproved uses of cleared or approved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by chemical, biological, radiological or nuclear warfare threat agents when there are no adequate, approved, and available alternatives.

Under this authority, the FDA may issue an EUA for an unapproved device if the following four statutory criteria have been met: (1) a serious or life-threatening condition exists; (2) evidence of effectiveness of the device exists; (3) a risk-benefit analysis shows that the benefits of the product outweigh the risks; and (4) no other alternatives exist for diagnosing, preventing or treating the disease or condition. Evidence of effectiveness includes medical devices that “may be effective” to prevent, diagnose, or treat the disease or condition identified in a declaration of emergency issued by the Secretary of the Department of Health and Human Services (HHS). The “may be effective” standard for EUAs requires a lower level of evidence than the “effectiveness” standard that FDA uses for product clearances or approvals in non-emergency situations. The FDA assesses the potential effectiveness of a possible EUA product on a case-by-case basis using a risk-benefit analysis. In determining whether the known and potential benefits of the product outweigh the known and potential risks, the FDA examines the totality of the scientific evidence to make an overall risk-benefit determination. Such evidence, which could arise from a variety of sources, may include (but is not limited to) results of domestic and foreign clinical trials, in vivo efficacy data from animal models, in vitro data, as well as the quality and quantity of the available evidence.

Once granted, an EUA will remain in effect and generally terminate on the earlier of (1) the determination by the Secretary of HHS that the public health emergency has ceased or (2) a change in the approval status of the product such that the authorized use(s) of the product are no longer unapproved. After the EUA is no longer valid, the product is no longer considered to be legally marketed and one of the FDA’s non-emergency premarket pathways would be necessary to resume or continue distribution of the subject product.

The FDA also may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.

On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19. On February 4, 2020, HHS determined that COVID-19 represents a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and, subsequently, declared on March 24, 2020, that circumstances exist to justify the authorization of emergency use of medical devices, including alternative products used as medical devices, during the COVID-19 pandemic, subject to the terms of any authorization as issued by the FDA. On February 29, 2020, the FDA issued an immediately in effect guidance with policy specific to development of IVD tests during the COVID-19 public health emergency. This guidance was updated on March 16, 2020, May 4, 2020 and May 11, 2020.

Clinical Trials

Clinical trials are usually required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption application (IDE) and obtains approval of the IDE from the FDA. These clinical trials are also subject to the review, approval and oversight of an institutional review board (IRB) at each clinical trial site. The clinical trials must be conducted in accordance with the FDA’s IDE regulations and good clinical practices. A clinical trial may be suspended by FDA, the sponsor or an IRB at its institution at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA, or may be equivocal or otherwise not be sufficient to obtain approval of a device.

FDA Enforcement

After a medical device is placed on the market, numerous regulatory requirements apply. These include among other things:

●	establishment registration and device listing;
●	the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling regulations and the FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
●	corrections and removal reporting regulations, which require that manufacture’s report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the Federal Food, Drug, and Cosmetics Act that may present a risk to health; and
●	post market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

As a condition of CLIA certification, laboratories are subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (“CMS”), a CMS agent (typically a state agency), or, a CMS-approved accreditation organization.

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers. These tests have been traditionally offered by nearly all complex laboratories for the last few decades as LDTs, which are subject to CMS oversight through its enforcement of CLIA. The FDA also has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and not sought to require these laboratories to comply with FDA regulations regarding medical devices. During 2010, the FDA publicly announced that it had decided to exercise regulatory authority over these LDTs, and that it planned to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it would be sensitive to the need to not adversely impact patient care or innovation. In September 2014, the FDA announced its framework and timetable for implementing this guidance. On November 18, 2016, the FDA announced it would not release final guidance at that time and instead would continue to work with stakeholders, the new administration and Congress to determine the right approach. On January 3, 2017, the FDA released a discussion paper outlining a possible risk-based approach for FDA and CMS oversight of LDTs. Later in 2017, the FDA indicated that Congress should enact legislation to address improved oversight of diagnostics, including LTDs, rather than the FDA addressing the issue through administrative proposals. We cannot predict the ultimate timing or form of any such guidance or regulation or their potential impact. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change.

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

If, in the future, we perform clinical diagnostic testing, we would also become subject to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as well as additional federal and state laws that impose a variety of fraud and abuse prohibitions on healthcare providers, including clinical laboratories.

Europe/Rest of World Government Regulation

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of our product for clinical diagnostic use in those countries. The regulations in other jurisdictions vary from those in the U.S. and may be easier or more difficult to satisfy and are subject to change. For example, the European Union (the EU) recently published new regulations that will result in greater regulation of medical devices and IVDs. This new IVD regulation (new IVD Regulation) is significantly different from the European directive for In vitro diagnostic products (IVD Directive) that it replaces in that it will ensure that the new requirements apply uniformly and on the same schedule across the member states, include a risk-based classification system and increase the requirements for conformity assessment.

The CE registration for Uman’s Nf-L ELISA assay kit was approved in March 2014 under the IVD Directive. Under the IVD Directive the assay is classified as a general IVD product, class I and required self-certification with no involvement of a notified body/authority. Under the new IVD Regulation, which must be fully implemented by May 2022, the requirements increase and involve assessment by a notified body. Uman’s Nf-L ELISA assay kit is classified as class B product. The new requirements include an ISO 13485 certification of the quality system (which Uman received July 2018) and increased technical evidence and follow-up of performance of the specific product (e.g. clinical evidence and post-market activities). The work to meet the new technical requirements is on-going. An internal GAP-analysis is to be performed and work to eliminate the GAPs performed. When completed, the available technical documentation will be assessed by an external consultant. When all requirements are met, a notified body will be contracted and the certification initiated.

Other Governmental Regulation

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (OSHA), has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials that we may use during our research.

Employees and Human Capital

As of December 31, 2020, we had 314 full-time employees, of which 118 work in sales, sales support, field service, and marketing, 74 work in engineering and research and development, 72 work in manufacturing and operations and 50 work in general and administration. Of our 314 full-time employees, 273 were located in the United States and 41 were located in ten foreign countries. None of our employees are represented by a labor union or subject to a collective bargaining agreement. Historically, we have experienced a turnover rate that is lower than the industry average and attribute that to our unique culture that stresses the impact our work has on the eradication of human diseases including Alzheimer’s, cancer and COVID. We invest in creating a diverse, inclusive and safe work environment where our employees can deliver their workplace best every day.

Our success depends upon our ability to attract and retain highly qualified management and technical employees. Talent management is critical to our ability to execute our long-term growth strategy, including providing career growth, on-the-job learning opportunities and competitive compensation. We are committed to an inclusive culture which values equality, opportunity and respect. In support of our inclusive culture, we sponsor an internal Diversity, Equity and Inclusion Committee comprised of employees and executives, provide respectful workplace training to strengthen employee understanding and consciously strive to recruit a diverse talent pool across all levels of the organization. As of December 31, 2020, approximately 45% of our employees were women and approximately 30%

were non-white. We are focused on the engagement and empowerment of our employees through the demonstration of our foundational values, which we refer to as AT&T3: Accountability, Trust, Teamwork and Transparency.

Workforce Compensation and Pay Equity

We provide robust compensation and benefits programs to help meet the needs of our employees. We provide our full-time employees with highly competitive salaries, as well a bonus and/or commission plan, a matching 401(k) Plan, healthcare and insurance benefits, paid time off and family leave. We also provide all of our employees with targeted equity-based grants with vesting conditions designed to facilitate retention through the opportunity to benefit financially from our growth and profitability.

Company Culture

We expect all of our employees and contractors to observe the highest levels of business ethics, integrity, mutual respect, tolerance and inclusivity. Our employee handbook and Corporate Code of Conduct and Ethics set forth policies reflecting these values and also provides direction for registering complaints in the event of any violation of our policies. An “open door” policy is maintained at all levels of the organization and any form of retaliation against an employee is strictly prohibited.

Employee Engagement and Wellness

The success of our business is fundamentally connected to the physical and mental well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees and contractors. We provide our employees with a wide range of benefits, including benefits directed to their health, safety and long-term financial security. In response to the COVID-19 pandemic, we have implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes allowing our employees to work remotely as appropriate, while implementing significant safety measures designed to protect the health of all those working in and entering our facilities.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 2007 under the name “Digital Genomics, Inc.” In August 2007, we changed our name to “Quanterix Corporation.” Our principal executive offices are located at 900 Middlesex Turnpike, Billerica, Massachusetts 01821, and our telephone number is (617) 301-9400.

Information Available on the Internet

Our Internet website address is www.quanterix.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). We make these reports available through the “Investors—Financial Information—SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. You can also review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and carefully consider the risks and uncertainties described in more detail below, which includes a more complete discussion of these risks.

●	We have incurred annual losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

●	Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

●	We are an early, commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance.

●	If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.

●	Sales of our assay for the neurological biomarker Nf-L have become increasingly important to our business, and any significant decrease in sales of that assay could have a material adverse effect on our business.

●	We are subject to extensive regulatory requirements in connection with the EUAs that we have received from the FDA for our COVID-19 antibody and antigen tests. If we fail to comply with these requirements, or if the FDA otherwise determines that the conditions no longer warrant such authorization, we will be unable to market these products pursuant to this authorization and our business may be harmed.

●	The termination of an EUA, the failure of our tests to gain market acceptance or our inability to match advances in competing products for COVID-19 could adversely impact our business.

●	Epidemic diseases, such as COVID-19, could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and result in reduced demand from our customers, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

●	Release of the remaining funding under the contract with the NIH under the RADx program is based on the achievement of certain milestones, and there is no assurance that we can meet all of the milestones on a timely basis, if at all.

●	Our long-term results depend upon our ability to improve existing products and introduce and market new products successfully.

●	Undetected errors or defects in our products could harm our reputation, decrease market acceptance of our products or expose us to product liability claims.

●	We may seek to enter into strategic collaborations and licensing arrangements with third parties, but we may not be successful in establishing or maintaining such arrangements.

●	We expect to generate a substantial portion of our revenue internationally in the future and can become further subject to various risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

●	We have limited experience in marketing and selling our products, and if we are unable to successfully commercialize our products, our business and operating results will be adversely affected.

●	We may experience manufacturing problems or delays, or backlogs in deliveries, that could limit the growth of our revenue or increase our losses.

●	We rely on a single contract manufacturer to manufacture and supply our Simoa HD instruments and rely on a different single contract manufacturer to manufacture and supply our Simoa SR-X. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.

●	If the FDA determines that our products are medical devices or if we seek to market our products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s) and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.

●	If we do not comply with governmental regulations applicable to our CLIA-certified laboratory, we may not be able to continue our operations.

●	If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed.

●	The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.

●	If we or any of our partners are sued for infringing intellectual property rights of third parties, it would be costly and time-consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Risks Related to Our Financial Condition

We have incurred annual losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

We incurred net losses of $31.5 million, $40.8 million and $31.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $247.8 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect that our losses will continue at least through the next 24 months as we plan to invest significant additional funds toward expansion of our commercial organization and the development of our technology. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenses make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10-K, the market acceptance of our products, future product development and our market penetration and margins.

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

Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly and annual operating results include:

●	adoption of our Simoa technology platforms and products by customers;
●	the timing of customer orders to purchase our products and services;
●	the rate of utilization of consumables by our customers;
●	receipt and timing of revenue for services provided in our Simoa Accelerator Laboratory;
●	the timing of the introduction of new products, product enhancements and services; and
●	the receipt and timing of revenue from collaborations, if any.

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

We believe that our existing cash and cash equivalents as of December 31, 2020, together with our cash generated from commercial sales, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we may need to raise substantial additional capital to:

●	expand our sales and marketing efforts to further commercialize our products;
●	strategically acquire companies or technologies that may be complementary to our business;
●	expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the FDA to be medical devices or otherwise subject to additional regulation by the FDA;
●	seek PMA or 510(k) clearance from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition (see “Risk Factors—If the FDA determines that our products are medical devices or if we seek to market our products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s) and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.” and “Business—Government Regulation” for further information about the FDA approvals that we may be required to seek and obtain in that circumstance);
●	hire additional personnel and continue to expand our employee headcount;
●	enter into collaboration arrangements, if any, or in-license other products and technologies;
●	add operational, financial and management information systems; and
●	continue to incur increased costs as a result of operating as a public company.

Our future funding requirements will depend on many factors, including:

●	market acceptance of our products;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	the cost of our research and development activities;
●	our ability to enter into collaborations in the future, and the success of any such collaborations;
●	the cost and timing of potential regulatory clearances or approvals that may be required in the future for our products; and
●	the effect of competing technological and market developments.

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

As of December 31, 2020, we had federal net operating loss (NOLs) carryforwards to offset future taxable income of approximately $199.3 million, which begin to expire in 2021, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have already experienced ownership changes as defined under Section 382 of the Code. Depending on the timing of any future utilization of our NOLs, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our success depends on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Continued market acceptance of our Simoa technology platforms will depend on many factors, including our ability to convince potential customers that our technology is an attractive alternative to other available technologies. Historically, a significant part of our sales and marketing efforts has been directed at demonstrating the advantages of our technology to industry leaders and encouraging such leaders to publish or present the results of their evaluation of our system. If we are unable to continue to motivate leading researchers to use Simoa technology, or if such researchers are unable to achieve or unwilling to publish or present significant experimental results using our systems, acceptance and adoption of our systems may be slowed and our ability to increase our revenue would be adversely affected.

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

●	our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our Simoa technology platforms;
●	the time and cost of maintaining and growing a specialized sales, marketing and service force; and
●	our sales, marketing and service force may be unable to execute successful commercial activities.

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

Neurology has been one of our primary focus areas for commercialization of our Simoa technology and the services that we provide to our customers. Sales from neurological-related biomarkers, Nf-L in particular, have become an increasingly important part of our business. We estimate that revenue from services and sales of consumables relating to Nf-L represented approximately 8% of our total revenue for the fiscal year ended December 31, 2020. There can be no assurance that we will continue to derive meaningful revenues from the sale of our Nf-L assay, from services related to that assay or from sales of instruments driven by customers desiring access to the Nf-L assay. The adoption by our customers of competitive technologies for detecting biomarkers of neurodegenerative conditions, could negatively impact our revenues and have a material adverse effect on our business.

WP2 with the NIH under the RADx program could expose us to unique risks and costs.

The NIH launched the RADx program to expedite development, commercialization, and implementation of technologies for COVID-19 testing to help increase testing in the United States. On September 29, 2020, we entered into WP2 with the NIH under the RADx program. The contract, which has a total award value of $18.2 million, will accelerate the continued development, scale-up and deployment of our novel SARS-CoV-2 antigen test. Initial early feasibility of this test was funded in part through WP1, in which we were granted approximately $2.0 million in June 2020. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 is based on the achievement of certain milestones, and there is no assurance that we can meet all the milestones on a timely basis, if at all. If we do not meet all the milestones, we will not be able access the full $18.2 million in funding under the contract.

In addition, other factors that could materially adversely affect our revenue stemming from WP2 include:

●	budgetary constraints affecting U.S. government spending generally, or the NIH in particular;
●	changes in U.S. government or the NIH fiscal policies or available funding, including due to Congressional appropriations;
●	changes in U.S. government or the NIH programs, requirements or priorities;
●	adoption of new laws or regulations;
●	technological developments;
●	U.S. government shutdowns, threatened shutdowns or budget delays;
●	competition and consolidation in our industry; and
●	general economic conditions.

These or other factors could cause the NIH to reduce its funding or future activities under WP2, which could have a material adverse effect on the revenue generated by this contract.

WP2 also contains certain provisions from the Federal Acquisition Regulations (FAR), some of which are customary or legally required, that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts. For example, WP2 contains provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. In addition, WP2 contains additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include mandatory internal control systems and policies, mandatory socioeconomic compliance requirements, environmental compliance requirements and intellectual property provisions. If we fail to maintain compliance with these requirements, we may be subject to potential contract or False Claims Act liability and to termination of the contract.

In addition, we may be required to enter into agreements with third parties, including suppliers, consultants and other third-party contractors in order to satisfy our contractual obligations pursuant to this contract with the NIH. Negotiating and entering into such arrangements can be time-consuming and we may not be able to reach agreement with such third parties. Any such agreement must also be compliant with the terms of WP2. Any delay or inability to enter into such arrangements or entering into such arrangements in a manner that is non-compliant with the terms of our contract, may result in violations of our contract and/or delays in the release of funding.

Epidemic diseases, such as COVID-19, could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and result in reduced demand from our customers, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, such as COVID-19. Potential impacts to our business include disruptions or restrictions on our employees’ and customers’ ability to travel, temporary closures of the facilities of our suppliers or customers, delays in installation of instruments, and delays in shipments to and from affected countries. Any such travel restrictions and business closures could adversely impact our operations locally and worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. Any material disruption of our employees, distributors, suppliers or customers in impacted countries could impact our global sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

Some of the components used in our products are labeled for “research use only” and may have to undergo additional testing before they could be used in a product intended for clinical use.

Some of the materials that are used in our consumable products, including certain reagents, are purchased from suppliers with a restriction that they be used for RUO. While we have focused initially on the life sciences research market, part of our future business strategy is to expand our product line, either alone or in collaboration with third parties, to encompass systems and products that can be used for clinical purposes. Whether or not we continue to use the same RUO materials that we currently use, or obtain similar materials that are not labeled with the RUO restriction, we or a collaborator may be required to demonstrate that the use of our system and products as a clinical test complies with all applicable requirements. In addition, if the supplier of any material or component used in a clinical test were changed, it would require confirmation through additional testing that the change does not adversely affect the reliability of the test. Any such additional testing may be expensive and time-consuming and delay the introduction of new products based on our technology.

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

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

●	correctly identify customer needs and preferences and predict future needs and preferences;
●	allocate our research and development funding to products with higher growth prospects;
●	anticipate and respond to our competitors’ development of new products and technological innovations;
●	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;
●	successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
●	convince customers to adopt new technologies.

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

Our business strategy includes the development of new assays for our Simoa instruments. New assays require significant research and development and a commitment of significant resources prior to their commercialization. Our technology is complex, and we cannot be sure that any assays we may intend to develop will be developed successfully, be proven to be effective, offer improvements over currently available tests, meet applicable standards, be produced in commercial quantities at acceptable costs or be successfully marketed. Moreover, development of particular assays may require licenses or access to third-party intellectual property which may not be available on commercially reasonable terms, or at all. In addition, we believe that our future success will depend, in part, on our ability to develop and commercialize multiplex assays that can simultaneously measure multiple biomarkers, particularly for oncology indications. While we have developed, validated and commercialize a 10-plex assay for the SP-X using our Simoa planar array technology, the most robust multiplex assay that we have commercially launched to date using our Simoa bead-based technology is a 6-plex assay. If we do not successfully develop new assays for our Simoa instruments, including multiplex assays with the ability to detect an increased number of biomarkers in a single sample, we could lose revenue opportunities with existing or future customers.

If we do not successfully manage the development and launch of new products, our financial results could be adversely affected.

We face risks associated with launching new products. If we encounter development or manufacturing challenges or discover errors during our product development cycle, the product launch dates of new products may be delayed. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new products could adversely affect our business or financial condition.

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

We may seek to enter into additional strategic collaborations and licensing arrangements with third parties, but we may not be successful in establishing or maintaining such arrangements.

We may seek to enter into additional strategic collaborations and licensing agreements with third parties to develop products based on our Simoa technology, such as for certain IVD purposes. However, there is no assurance that we will be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming, and discussions may not lead to collaborations or licenses on favorable terms, if at all. Even if we establish such relationships, such as our license agreement with Abbott, if our partners do not prioritize and commit sufficient resources to develop and sell products based on our Simoa technology, they may never result in the successful development or commercialization of products based on our Simoa technology.

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

For the years ended December 31, 2020, 2019, and 2018, approximately 48%, 50% and 43%, respectively, of our product revenue was generated from customers located outside of North America. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

●	required compliance with existing and changing U.S. or foreign regulatory requirements and laws;
●	difficulties and costs of staffing and managing foreign operations;
●	a shortage of high-quality salespeople and distributors;
●	pricing pressure that we may experience internationally;
●	difficulties in maintaining consistency with our internal guidelines;
●	difficulties in enforcing our intellectual property rights and in defending against third-party threats and intellectual property enforcement actions against us or any of our distributors, suppliers or collaborators;
●	reduced or varied protection for intellectual property rights in some countries;
●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, such as the General Data Protection Regulation (the GDPR), labor laws and anti-competition regulations;
●	export or import restrictions;

●	laws and business practices favoring local companies;
●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;
●	foreign currency exchange rate fluctuations;
●	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity; and
●	political and economic instability;
●	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;
●	the imposition of new trade restrictions; and
●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

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

We are subject to the U.S. Foreign Corrupt Practices Act (the FCPA), which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell our products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar antibribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We have limited experience in complying with these laws and in developing procedures to monitor compliance with these laws by our agents. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

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

We have limited experience marketing and selling our products. We currently sell all our products for research use only, through our direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major foreign markets. The future sales of our products will depend in large part on our ability to effectively market and sell our products, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We may also enter into additional distribution arrangements in the future. Because we have limited experience in marketing and selling our products, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force, our business and operating results will be adversely affected.

We rely on a single contract manufacturer to manufacture and supply our Simoa HD-X instrument and rely on a different single contract manufacturer to manufacture and supply our Simoa SR-X instrument. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.

We currently rely on a single contract manufacturer, STRATEC, an analytical and diagnostic systems manufacturer located in Germany, to manufacture and supply all of our Simoa HD-X instruments. In addition, we currently rely on a single contract manufacturer, Paramit, a contract manufacturer located in California, to manufacture and supply all of our SR-X instruments. Since our contract with STRATEC does not commit them to supply quantities beyond the amounts included in our forecasts and our contract with Paramit does not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were not able to supply instruments, our business would be harmed.

In the event it becomes necessary to utilize a different contract manufacturer for the HD-X instrument or the SR-X, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new supplier as well as preparing such new supplier to meet the logistical requirements associated with manufacturing our units, and our business would suffer. We may also experience additional costs and delays in the event we need access to or rights under any intellectual property of STRATEC.

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

We may experience manufacturing problems or delays, or backlogs in deliveries, that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations that would result in delays or shortfalls in our production, backlogs in deliveries, or delays or shortfalls caused by our outsourced manufacturing suppliers, by other third-party suppliers who manufacture components for our products or because of a significant unforecasted increase in demand for our products. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.

We rely on a limited number of suppliers or, in some cases, one supplier, for some of our materials and components used in our consumable products and our SP-X instrument, and may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

We rely on limited or sole suppliers for certain reagents and other materials and components that are used in our consumable products and in our SP-X instrument. While we periodically forecast our needs for such materials and enter into standard purchase orders with them, we do not have long-term contracts with many of these suppliers. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our operations could occur if we encounter delays or difficulties in securing these materials, or if the quality of the materials supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to qualify a new supplier and ensure that the new materials provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.

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

Many of our current competitors have competitive advantages over us, including:

●	greater name and brand recognition;
●	substantially greater financial and human resources;
●	broader product lines;
●	larger sales forces and more established distributor networks;
●	substantial intellectual property portfolios;

●	larger and more established customer bases and relationships; and
●	better established, larger scale, and lower cost manufacturing capabilities.

We believe that the principal competitive factors in all of our target markets include:

●	accuracy, including sensitivity and specificity, and reproducibility of results;
●	cost of instruments and consumables;
●	reputation among customers;
●	innovation in product offerings;
●	flexibility and ease of use; and
●	compatibility with existing laboratory processes, tools and methods.

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

We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses, such as our 2018 acquisition of Aushon and our 2019 acquisition of Uman. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

●	minimize the disruption and distraction of our management and other employees, including our sales force, in connection with the integration of any acquired business, product or technology;
●	minimize disruption in relationships with customers, distributors or suppliers as a result of such a transaction;
●	avoid acquisition of unanticipated liabilities related to acquired companies;
●	maintain and increase sales of our existing products;
●	establish or manage the transition of the manufacture and supply of any acquired product;
●	identify and add the necessary sales, marketing, manufacturing, regulatory and other related personnel, capabilities and infrastructure that are required to successfully integrate any acquired business, product or technology;
●	manage the transition and migration of acquired personnel and all commercial, financial, legal, regulatory and other pertinent information relating to any acquired business, product or technology;

●	comply with legal, regulatory and contractual requirements applicable to any acquired business, product or technology; and
●	maintain and extend intellectual property protection for any acquired product or technology.

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

We have focused initially on the life sciences research market. This includes offering products for use by laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, other than our COVID assays for which we have received EUAs, our products are labeled as “Research Use Only” and are not intended for diagnostic uses. While we have focused initially on the life sciences research market and RUO products only, our future strategy includes expanding our product line to encompass products that are intended to be used for the diagnosis of disease, either alone or in collaboration with third parties. Such IVD products, once developed and offered, will be subject to regulation by the FDA, or comparable international agencies, as medical devices including requirements for regulatory clearance or approval of such products before they can be marketed.

The process of obtaining regulatory clearances to market a medical device can be costly and time consuming, and we or our collaborators may not be able to obtain these clearances or approvals on a timely basis, if at all. In general, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved PMA, unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. Pursuant to amendments to the statute in 2012, a manufacturer can also submit a petition for a direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

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

If we or our collaborators are required to obtain a PMA or 510(k) clearance for products based on our technology, we or they would be subject to a substantial number of additional requirements for medical devices, including establishment registration, device listing, Quality Systems Regulations (QSRs), which cover the design, testing, production, control, quality assurance, labeling, packaging, servicing, sterilization (if required), and storage and shipping of medical devices (among other activities), product labeling, advertising, recordkeeping, post-market surveillance, post-approval studies, adverse event reporting, and correction and removal (recall) regulations. One or more of the products we or a collaborator may develop using our technology may also require clinical trials in order to generate the data required for a PMA. Complying with these requirements may be time-consuming and expensive. We or our collaborators may be required to expend significant resources to ensure ongoing compliance with the FDA regulations and/or take satisfactory corrective action in response to enforcement action, which may have a material adverse effect on the ability to design, develop, and commercialize products using our technology as planned. Failure to comply with these requirements may subject us or a collaborator to a range of enforcement actions, such as warning letters, injunctions, civil monetary penalties, criminal prosecution, recall and/or seizure of products, and revocation of marketing authorization, as well as significant adverse publicity. If we or our collaborators fail to obtain, or experience significant delays in obtaining, regulatory approvals for IVD products, such products may not be able to be launched or successfully commercialized in a timely manner, or at all.

LDTs are a subset of IVD tests that are designed, manufactured and offered as services by high complexity clinical laboratories and used within a single laboratory. The FDA maintains that LDTs are medical devices and has for the most part exercised enforcement discretion for most LDTs. A significant change in the way that the FDA regulates any LDTs that we, our collaborators or our customers develop using our technology could affect our business. The FDA has considered the appropriate way to regulate such tests, but after publishing several draft guidances and holding a number of public hearings and workshops, no final guidance has been issued. However, if the FDA requires laboratories to undergo premarket review and comply with other applicable FDA requirements in the future, the cost and time required to commercialize an LDT will increase substantially, and may reduce the financial incentive for laboratories to develop LDTs, which could reduce demand for our instruments and our other products.

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

We are subject to extensive regulatory requirements in connection with the EUAs that we have received from the FDA for our COVID-19 antibody and antigen tests. If we fail to comply with these requirements, or if the FDA otherwise determines that the conditions no longer warrant such authorization, we will be unable to market these products pursuant to this authorization and our business may be harmed.

We have received EUAs from the FDA authorizing us to market our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test and our Simoa SARS-CoV-2 N Protein Antigen Test, each of which is run on our HD-X instrument. These EUAs allow us to market and sell these products without the need to obtain premarket clearance or approval under the FDA’s standard review pathways for the duration of the COVID-19 public health emergency. The FDA has also established certain conditions which must be met in order to maintain authorization under these EUAs. The requirements can be unclear and are subject to change.

The FDA has the authority to issue an EUA during a public health emergency if it determines, based on the totality of the scientific evidence, that it is reasonable to believe that the product may be effective, that the known and potential benefits of a product outweigh the known and potential risks, that there is no adequate, approved and available alternative, and if certain other regulatory criteria are met. These standards for marketing authorization are lower than if the FDA had reviewed these tests under its traditional marketing authorization pathways, and we cannot assure you that our tests would be cleared or approved under those more extensive clearance and approval standards. Moreover, the FDA’s policies regarding EUAs can change unexpectedly, and the FDA may revoke an EUA when it determines that the underlying health emergency no longer exists or warrants such authorization or if problems are identified with the authorized product. We cannot predict how long our authorizations will remain in place. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Changes to FDA regulations or requirements could require changes to our authorized tests, necessitate additional measures or make it impractical or impossible for us to market our tests at all.

In addition, even though we have received these EUAs, these tests may not gain broad market acceptance among customers, including physicians, healthcare payors, users and others in the medical community. The commercial success of our COVID-19 tests will initially be dependent upon physicians and healthcare providers adopting our test kits, which will be informed, in part, by the convenience and accuracy of our tests. Furthermore, the COVID-19 diagnostic testing market is susceptible to rapid technological developments and we may not be able to match new technological advances, which might render our COVID-19 test kits uncompetitive or obsolete. If we are unable to match technological improvements in competitive products or effectively respond to the needs of our customers and users, the demand for our COVID-19 test kits could be reduced.

The termination of the emergency conditions under which EUAs are permitted, the rescission of an EUA, the failure of our tests to gain market acceptance or our inability to match advances in competing products could adversely impact our business.

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

In addition, on May 25, 2017, the Medical Devices Regulation (2017/745 or “MDR”) entered into force. Following its entry into application on May 26, 2020, the MDR introduced substantial changes to the obligations with which medical device manufacturers must comply in the EU. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the EU Medical Devices Regulation repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area (EEA) Member States, the regulations are directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA Member States and are intended to eliminate current differences in regulation of medical devices among EEA Member States. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The new regulations among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
●	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
●	strengthen rules for the assessment of certain high-risk devices which may have to undergo an additional check by experts before they are placed on the market.

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

The operation of our Clinical Laboratory Improvement Amendments (CLIA) certified laboratory is subject to regulation by numerous federal, state and local governmental authorities in the United States. This laboratory holds a CLIA certificate of compliance and is licensed by the Commonwealth of Massachusetts and the State of Maryland, and we may obtain other state licenses if required in the future. Failure to comply with federal or state regulations or changes in those regulatory requirements could result in a substantial curtailment or even prohibition of the operations of our laboratory and could have an adverse effect on our business. CLIA is a federal law that regulates clinical laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention or treatment of disease. To maintain CLIA certification, laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make unannounced inspections of these laboratories. If we were to lose our CLIA certification or any required state licenses, whether as a result of a revocation, suspension or limitation, it could have a material adverse effect on our business.

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

The ability of us, our customers or our collaborators to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from government health programs, private health insurers and other third-party payors. In the United States, the principal decisions about reimbursement for new technologies are often made by the Centers for Medicare and Medicaid Services (CMS). Private payors often follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payments for particular products and procedures. We cannot be sure that coverage will be available for any diagnostic tests based on our technology, and, if coverage is available, the level of payments. Reimbursement may impact the demand for those tests. If reimbursement is not available or is available only to limited levels, any tests for which marketing authorization is received may not be able to be successfully commercialized.

Current and future legislation may increase the difficulty and cost to obtain marketing approval of and commercialize any products based on our technology and affect the prices that may be obtained.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the ACA, became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Both Congress and former President Trump expressed their intention to repeal or repeal and replace the ACA, and as a result certain sections of the ACA have not been fully implemented or were effectively repealed. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels and the number of insured individuals, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

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

In addition, the European Parliament and the Council of the European Union adopted the GDPR in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. While we have taken steps to comply with the GDPR, including such as reviewing our security procedures and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful.

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

We cannot assure investors that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to be granted. It is possible that, for any of our patents that have granted or that may grant in the future, others will design around our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or to such patents being interpreted narrowly or otherwise in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:

●	We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or granted patents;
●	We or our licensors might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the United States Patent and Trademark Office (USPTO) that could result in substantial cost to us. No assurance can be given that our patent applications or granted patents (or those of our licensors) will have priority over any other patent or patent application involved in such a proceeding;
●	Others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies;
●	It is possible that our owned or licensed pending patent applications will not result in granted patents, and even if such pending patent applications grant as patents, they may not provide a basis for intellectual property protection of commercially viable products, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;
●	We may not develop additional proprietary products and technologies that are patentable;
●	The patents of others may have an adverse effect on our business; and
●	While we apply for patents covering our products and technologies and uses thereof, as we deem appropriate, we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate coverage over our products and protection against our competitors’ products, our competitive position could be adversely affected, as could our business.

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

Some of our owned and in-licensed intellectual property has been discovered through government funded programs and thus is subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we own and have in-licensed have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. For example, some of the issued U.S. patents we own and all of the intellectual property rights licensed to us under our license agreement with Tufts have been generated using U.S. government funds. As a result, the U.S. government has certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980 (the Bayh-Dole Act). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government, elect title, and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturing may limit our ability to license the applicable patent rights on an exclusive basis under certain circumstances.

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

Our Simoa bead-based technology is licensed exclusively to us from Tufts University. We do not own the patents that underlie this license. Our rights to use this technology and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of the license. Our principal obligations under our license agreement with Tufts are as follows:

●	royalty payments;
●	milestone payments;
●	annual maintenance fees;
●	using commercially reasonable efforts to develop and sell a product using the licensed technology and developing a market for such product;
●	paying and/or reimbursing fees related to prosecution, maintenance and enforcement of patent rights; and
●	providing certain reports.

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

Licensing of intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

Our success also depends on our ability to develop, manufacture, market and sell our products and perform our services without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing products and services. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors have claimed, and may claim in the future, that our products and/or services infringe their intellectual property rights and have suggested, and may suggest in the future, that we enter into license agreements. Any such claims made to date are, we believe, without merit.

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

●	seek to obtain licenses that may not be available on commercially reasonable terms, if at all;
●	abandon any infringing product or redesign our products or processes to avoid infringement;
●	pay substantial damages including, in an exceptional case, treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third-party’s rights;
●	pay substantial royalties or fees or grant cross-licenses to our technology; or
●	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

The America Invents Act (the AIA) was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

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

While our current products do not contain any software tools licensed by third-party authors under “open source” licenses, we may choose to use open source software in future products. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses may contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents that have issued, or may issue, from our owned or in-licensed patent applications;
●	we might not have been the first to make the inventions covered by a pending patent application that we own or license;
●	we might not have been the first to file patent applications covering an invention;
●	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
●	pending patent applications that we own or license may not lead to issued patents;
●	patents, if issued, that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
●	we may not be able to obtain and/or maintain necessary or useful licenses on reasonable terms or at all;
●	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
●	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operations.

Risks Related to Our Common Stock and Being a Public Company

We expect that our stock price may fluctuate significantly.

The market price of shares of our common stock has been and could continue to be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	actual or anticipated fluctuations in our financial condition and operating results;
●	announcements by us, our partners or our competitors of new products, significant contracts, strategic partnerships, joint ventures, collaborations, acquisitions, commercial relationships or capital commitments;

●	competition from existing products or new products that may emerge;
●	failure to meet or exceed financial estimates and projections of the investment community or that we may provide to the public;
●	issuance of new or updated research or reports by securities analysts or recommendations for our stock;
●	positive or adverse regulatory announcements;
●	disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
●	commencement of, or our involvement in, litigation;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	conditions in our markets;
●	manufacturing disputes or delays;
●	any future sales of our common stock or other securities;
●	any change to the composition of our board of directors or key personnel;
●	general economic conditions and slow or negative growth of our markets;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional debt or equity financing efforts; and
●	other factors described in this Risk Factors section of this Annual Report on Form 10-K.

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

As of December 31, 2020, our executive officers and directors, and entities affiliated with our executive officers and directors, owned or controlled approximately 17.4% of our outstanding common stock. Accordingly, our executive officers, directors and principal stockholders have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

We have never paid dividends on our capital stock, and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our indebtedness with Hercules Capital Inc. (Hercules) (formally known as Hercules Technology Growth Capital, Inc.) prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from an investment in our common stock if the price of our common stock increases.

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

Our restated certificate of incorporation, restated by-laws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	authorizing our board of directors to issue up to 5,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine;
●	specifying that special meetings of our stockholders can be called only by our board of directors and that our stockholders may not act by written consent;
●	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
●	providing that directors may be removed only for cause;
●	providing that our board of directors may create new directorships and that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	establishing that our board of directors is divided into three classes—Class I, Class II, and Class III—with each class serving staggered three-year terms;
●	providing that our board of directors may amend our restated by-laws without stockholder approval; and
●	requiring a super-majority of votes to amend certain of the above-mentioned provisions.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards not later than the relevant dates on which adoption of such standards is required for non-public companies. As a result of this election, the timeline to comply with certain accounting standards will in many cases be delayed as compared to other public companies who are not eligible to have made or have not made this election. As a result, investors may view our financial statements as not comparable to other public companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) December 31, 2022; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

In addition, as a public company we incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, which we expect to occur during our current fiscal year, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, effective with our Annual Report for the fiscal year ending December 31, 2021. To achieve timely compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting, which was both costly and challenging. The process of obtaining the attestation report from our independent registered public accounting firm will be significantly more costly and will require the devotion of significant management attention and resources. We will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We currently lease approximately 91,600 square feet of office, laboratory, and manufacturing space at our headquarters in Billerica, Massachusetts. The premises covered by this lease serve as our principal office and laboratory space. The initial term of the lease is 11 years and five months beginning on April 1, 2019, and we have the option to extend the lease for two additional five-year periods. We believe that this office, laboratory and manufacturing space will be sufficient to meet our needs for the foreseeable future.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “QTRX.”

Stockholders

As of March 1, 2021, there were approximately 39 stockholders of record of the 36,267,609 outstanding shares of common stock.

Unregistered Sales of Securities

There were no unregistered sales of equity securities during the fourth quarter ended December 31, 2020.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. SELECTED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes and the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2020, 2019, and 2018 and the balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Note that the results for the year ended December 31, 2018 include activity related to the acquisition of Aushon, which occurred on January 1, 2018, and the results for the year ended December 31, 2019 include activity from the acquisition of Uman, which was finalized on August 1, 2019. The statement of operations data for the years ended December 31, 2017 and 2016, and the selected balance sheet data as of December 31, 2018, 2017, and 2016 is derived from audited financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future.

Consolidated statement of operations data (in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Total revenue	$86,377	$56,734	$37,632	$22,874	$17,585
Cost of revenue	38,195	29,898	19,684	12,887	9,837
Gross profit	48,182	26,836	17,948	9,987	7,748
Research and development	20,174	16,190	15,805	16,304	16,993
Selling, general and administrative	59,592	52,246	33,693	19,688	12,466
Total operating expenses	79,766	68,436	49,498	35,992	29,459
Loss from operations	(31,584)	(41,600)	(31,550)	(26,005)	(21,711)
Interest income (expense), net	(273)	627	46	(951)	(1,298)
Other expense, net	(49)	(10)	(7)	(63)	(164)
Loss before income taxes	(31,906)	(40,983)	(31,511)	(27,019)	(23,173)
Income tax benefit (provision)	376	187	(25)	—	—
Net loss	(31,530)	(40,796)	(31,536)	(27,019)	(23,173)
Accretion and accrued dividends on redeemable convertible preferred stock	—	—	—	(4,166)	(4,445)
Net loss attributable to common stockholders	$(31,530)	$(40,796)	$(31,536)	$(31,185)	$(27,618)
Net loss per share attributable to common stockholders, basic and diluted	$(1.07)	$(1.63)	$(1.43)	$(8.30)	$(12.89)
Weighted-average common shares outstanding	29,589	25,091	21,994	3,757	2,143

Consolidated balance sheet data (in thousands)

	As of December 31,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$181,584	$109,155	$44,429	$79,682	$29,671
Total assets	$271,045	$169,951	$67,611	$91,779	$37,117
Total long term debt	$7,673	$7,587	$7,623	$9,382	$10,243
Total redeemable convertible preferred stock	$—	$—	$—	$—	$128,585
Total stockholders’ deficit	$206,125	$128,658	$41,065	$65,866	$(115,109)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

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

We currently sell most of our products for life science research, primarily to laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, Brazil, China, Czech Republic, India, Israel, Japan, Lebanon, Mexico, Qatar, Saudi Arabia, Singapore, South Korea and Taiwan.

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

We commercially launched our first immunoassay platform, the Simoa HD-1, in January 2014. The HD-1 is based on our bead-based technology, and assays run on the HD-1 are fully automated. We initiated commercial launch of the SR-X instrument in December 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-1 in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of applications. In July 2019, we launched the Simoa HD-X, an upgraded version of the Simoa HD-1, which replaces the HD-1. The HD-X has been designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. We began shipping and installing HD-X instruments at customer locations in 2019. As the installed base of the Simoa instruments increases, total consumables revenue overall is expected to increase. We believe that consumables revenue should be subject to less period-to-period fluctuation than our instrument sales revenue, and will become an increasingly important contributor to our overall revenue.

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

On September 29, 2020, we entered the Abbott License Agreement with Abbott. Pursuant to the terms of the Abbott License Agreement, we granted Abbott a non-exclusive, worldwide, royalty-bearing license, without the right to sublicense, under our bead-based single molecule detection patents in the field of IVD. Abbott paid an initial license fee of $10.0 million in connection with the execution of the Abbott License Agreement, which was recognized as license revenue for the year ended December 31, 2020. Abbott has also agreed to pay us milestone fees subject to the achievement by Abbott of certain development, regulatory and commercialization milestones and low single digit royalties on net sales of licensed products.

We are subject to ongoing uncertainty concerning the COVID-19 pandemic, including its length and severity and its effect on our business. During the first and second quarters of 2020, we implemented a resiliency plan focused on the health and safety of our employees and maintaining continuity of our operations. We have seen an impact on instrument revenue due to limitations on our ability to access certain customer sites and complete instrument installations, as well as an impact on consumables revenue from interruptions in certain customer laboratories. We expect these COVID-19 related challenges to continue until these customers return to normal operations.

In view of the pandemic, we have adjusted our operations to expand capacity in our Accelerator Laboratory to support customers whose operations have been disrupted and to sustain clinical trials. We also determined that our cytokine assay technology provides researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19, and began developing a SARS- CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay, and prototyping a high-definition multiplex SARS-CoV-2 serology assay. In December 2020, the FDA issued an EUA for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test, and in January 2021, the FDA issued an EUA for our Simoa SARS-CoV-2 N Protein Antigen Test, each of which is run on our HD-X instrument. We currently intend to pursue authorization for additional sample types, including nasal swabs, saliva, and capillary dried blood obtained from a fingerstick. Preliminary clinical research studies suggest the viral antigen may be readily detectable in asymptomatic and pre-symptomatic patients, and we are exploring extending the test to screening applications, home-based sample collection and pooling to enable larger scale testing.

In September 2020, we entered into WP2 with the NIH under the RADx program. This contract, which has a total award value of $18.2 million, is intended to accelerate the continued development, scale-up and deployment of our novel SARS-CoV-2 antigen test. Initial early feasibility of this test was funded in part through WP1 we were granted in June 2020. WP2 supports clinical validation of the test in support of the EUA submissions with the FDA, and provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Contract funding is subject to achievement of pre-defined milestones and the contract period runs through September 2021.

The COVID-19 situation remains dynamic and there remains significant uncertainty as to the length and severity of the pandemic, the actions that may be taken by government authorities, the impact to the business of our customers and suppliers, the long-term economic implications and other factors identified in “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impact to our business, financial condition, and operating results.

As of December 31, 2020, we had cash and cash equivalents of $181.6 million. Since inception, we have incurred annual net losses. Our net loss was $31.5 million, $40.8 million, and $31.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $247.8 million and stockholders' equity of $206.1 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

●	expand our sales and marketing efforts to further commercialize our products;
●	strategically acquire companies or technologies that may be complementary to our business;
●	expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the FDA to be medical devices or otherwise subject to additional regulation by the FDA;
●	seek PMA or 510(k) clearance from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition;
●	hire additional personnel and continue to grow our employee headcount;
●	enter into collaboration arrangements, if any, or in-license other products and technologies;
●	add operational, financial and management information systems; and
●	continue to incur increased costs as a result of operating as a public company.

Financial Operations Overview

Revenue

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606 - Revenue from Contracts with Customers (ASC 606), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

Once a contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (SSP) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

We generate product revenue primarily from sales of our HD-X, HD-1, SR-X, and SP-X instruments and related reagents and other consumables. We currently sell our products for RUO applications and our customers are primarily laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Sales of our consumables have consistently increased due to an increasing number of instruments being installed in the field, all of which require certain of our consumables to run customers’ specific tests. Consumable revenue consists of sales of complete assays which are developed internally by us, plus sales of “homebrew” kits which contain all the elements necessary to run tests with the exception of the specific antibodies utilized which are separately provided by the customer.

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

Grants received by us that do not require the transfer of goods or services to a customer are accounted for by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance (IAS 20). Under IAS 20, we recognize revenue as the matching expense or asset is incurred or capitalized.

Cost of Products, Services and Collaboration Revenue

Cost of goods sold for products consists of HD-X, HD-1, and SR-X instrument costs from the manufacturer. Cost of goods sold for SP-X consists of costs based on the internal assembly of this item. Raw material part costs, associated freight, shipping and handling costs, contract manufacturer costs, salaries, personnel costs, royalties, stock-based compensation, overhead and other direct costs related to those sales are classified as cost of goods sold for products.

Cost of goods sold for services consists of salaries and other personnel costs, royalties, stock-based compensation and facility costs associated with operating the Accelerator Laboratory on behalf of customers, in addition to costs related to warranties and other costs of servicing equipment at customer sites. Additionally, we incur costs related to cost of goods sold under the NIH RADx program.

Cost of collaboration revenue consists of royalty expense due to third parties from revenue generated by collaboration or license deals.

Research and Development Expenses

Research and development expenses consist of salaries and other personnel costs, stock-based compensation, research supplies, third-party development costs for new products, materials for prototypes, and allocated overhead costs that include facility and other overhead costs. We have made substantial investments in research and development since our inception, and plan to continue to make substantial investments in the future. Our research and development efforts have focused primarily on the tasks required to support development and commercialization of new and existing products. We believe that our continued investment in research and development is essential to our long-term competitive position and expect these expenses to increase in future periods. Additionally, costs incurred related to grant revenue are recorded as research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and other personnel costs, and stock-based compensation for our sales and marketing, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services. We expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect to incur additional expenses as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq Stock Market, additional insurance expenses, and expenses related to investor relations activities and other administrative and professional services.

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

We adopted ASC 606 on January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2020 and 2019 reflect the application of ASC 606 guidance.

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

Collaboration and License Revenue

We may enter into agreements to license the intellectual property and know-how associated with its instruments in exchange for license fees and future royalties (as described below). The license agreements provide the licensee with a right to use the intellectual property with the license fee revenues recognized at a point in time as the underlying license is considered functional intellectual property. We have recognized revenues from a sales- or usage based royalties related to our licensing technology and intellectual property.

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

Disaggregated Revenue

When disaggregating revenue, we considered all of the economic factors that may affect revenues. The following tables disaggregate our revenue from contracts with customers by revenue type:

	Year Ended
	December 31, 2020
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$8,680	$4,332	$3,594	$16,606
Consumable and other products	14,305	10,854	2,252	27,411
Totals	$22,985	$15,186	$5,846	$44,017

Service and other revenues
Service-type warranties	$3,171	$1,543	$207	$4,921
Research services	15,011	2,225	737	17,973
Other services	700	435	100	1,235
Totals	$18,882	$4,203	$1,044	$24,129

Collaboration and license revenue
Collaboration and license revenue	$11,685	$124	$—	$11,809
Totals	$11,685	$124	$—	$11,809

	Year Ended
	December 31, 2019
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$6,250	$5,243	$3,393	$14,886
Consumable and other products	14,148	9,674	1,783	25,605
Totals	$20,398	$14,917	$5,176	$40,491

Service and other revenues
Service-type warranties	$3,139	$1,323	$171	$4,633
Research services	8,845	704	456	10,005
Other services	825	565	31	1,421
Totals	$12,809	$2,592	$658	$16,059

Collaboration and license revenue
Collaboration and license revenue	$167	$17	$—	$184
Totals	$167	$17	$—	$184

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

Variable consideration in our contracts primarily relates to (i) sales- and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (ii) certain non-fixed fee research services contracts. ASC 606 provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- or usage-based royalty will be recognized in the period the underlying transaction occurs. We have recorded sales- or usage-based royalty revenue for the year ended December 31, 2020 and 2019 related to the intellectual property licensed by Uman. We recognize revenues from sales-

or usage based royalty revenue at the later of when the sales or usage occurs; and the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated.

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of December 31, 2020 is $6.0 million. Of the performance obligations not yet satisfied or are partially satisfied, $5.4 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $5.4 million principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company. During the year ended December 31, 2020, we recognized $1.2 million of previously deferred revenue as a result of entering into a license agreement with a diagnostics company (see Note 13).

We have classified the balance of capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of December 31, 2020 and classified the expense as a component of cost of goods sold and selling, general and administrative expense over the estimated life of the contract. We consider potential impairment in these amounts each period.

ASC 606 provides entities with certain practical expedients and accounting policy elections to minimize the cost and burden of adoption.

We exclude from the transaction price any amounts collected from customers related to sales and other similar taxes.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component for the years ended December 31, 2020 and 2019.

We have elected to account for the shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

Grant Revenue

We recognize grant revenue as we perform services under the arrangement when the funding is committed. Revenues and related research and development expenses are presented gross in the consolidated statements of operations as we have determined we are the primary obligor under the arrangement relative to the research and development services.

Accounting for grants does not fall under ASC 606, as the grantor will not benefit directly from our expansion or product development. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities, we have accounted for grants by analogy to IAS 20.

Our grants contain both monetary amounts granted related to assets and monetary amounts granted related to income, which are grants other than those related to assets. The grants related to assets are for the expansion and increase of manufacturing capacity. The grants related to income are for additional research and development, as well as other non-asset related scale up costs. We determined it was appropriate to account for each monetary grant amount under the appropriate accounting treatment outlined in IAS 20.

Under IAS 20, grants related to assets shall be presented in the consolidated balance sheets either by recognizing the grant as deferred income (which is recognized in the consolidated statements of operations on a systematic basis over the useful life of the asset), or by deducting the grant in calculating the carrying amount of the asset (which is recognized in the consolidated statements of operations over the life of the depreciable asset as a reduced depreciation expense). Both methods are acceptable under IAS 20. We have elected to record grants related to assets as a deduction in calculating the carrying value of the asset.

Under IAS 20, grants related to income are presented as part of the consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under IAS 20. We have elected to record grants related to income separately on the consolidated statements of operations as grant revenue. The related expenses are recorded within operating expenses and not deducted.

On June 22, 2020, we entered into WP1 under the NIH’s RADx program to assess the feasibility of a novel SARS-CoV-2 antigen detection test using our Simoa technology. During the year ended December 31, 2020 we recognized $2.0 million of grant revenue and incurred $1.0 million in research and development expense related to WP1. WP1 is complete as of December 31, 2020.

On September 29, 2020, we entered into WP2 with the NIH under its RADx program. The contract, which has a total award value of $18.2 million, accelerates the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using our Simoa technology. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 is based on the achievement of certain milestones, and there is no assurance that we can meet all the milestones on a timely basis, if at all. If we do not meet all the milestones, we will not be able access the full $18.2 million in funding under the contract. During the year ended December 31, 2020 we recognized $4.4 million in grant revenue and incurred $2.6 million in research and development expense related to WP2.

The following table summarizes the activity under WP2 as of December 31, 2020 (in thousands):

Total grant revenue from research and development activities	$4,362
Total proceeds used for assets	826
Total deferred proceeds for assets	2,478
Total deferred grant revenue	304
Total recognized	$7,970

Total recognized	$7,970
Total amount accrued	(2,968)
Total cash received	$5,002

Total proceeds received	$5,002
Total proceeds reasonably assured	13,198
Total WP2 grant amount	$18,200

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Stock-based compensation awards have historically consisted of stock options and restricted stock. Prior to the adoption of Accounting Standards Update (ASU) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting period for changes in the fair value of the awards. We adopted ASU 2018-07 on January 1, 2020. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. There were no material non-employee awards outstanding during the years ended December 31, 2020, 2019, and 2018.

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

The fair value of stock options granted to employees and non-employees is estimated on the grant date using the Black-Scholes option-pricing model, based on the assumptions noted in the following table:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.4% - 1.7%	1.4% - 2.6%	2.6% - 3.0%
Expected dividend yield	None	None	None
Expected term (in years)	6.0	6.0	5.9
Expected volatility	43.9% - 49.2%	33.5% - 39.7%	32.4% - 36.8%

Using the Black-Scholes option-pricing model, the weighted-average grant date fair value of options granted for the years ended December 31, 2020, 2019, and 2018 was $12.66, $9.09, and $7.19 per share, respectively. Expected volatility was calculated based on proportional weighting of reported volatility data for a representative group of guideline publicly traded companies for which historical information was available, as well as our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. We estimate the expected life of options granted to employees utilizing the simplified method which calculates the expected life of an option as the average of the time to vesting and contractual life of the options. The expected life is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. We use the simplified method due to the lack of historical exercise data and the plain nature of the stock options. We use the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on common stock.

For the years ended December 31, 2020, 2019, and 2018 stock-based compensation expense was $10.1 million, $6.4 million, and $4.9 million, respectively.

The table below summarizes the stock-based compensation expense recognized in our statements of operations by classification (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of product revenue	$189	$86	$55
Cost of service and other revenue	311	238	173
Research and development	1,129	718	513
General and administrative	8,470	5,346	4,143
Total	$10,099	$6,388	$4,884

As of December 31, 2020, we had $21.3 million of total unrecognized stock-based compensation costs which we expect to recognize over a weighted-average period of 4.7 years.

Prior to our initial public offering (IPO) in December 2017, the fair value of our common stock underlying our stock options was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying granted stock options, our board of directors considered, among other things, the most recent valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of		$	%
	2020	revenue	2019	revenue		change	change
Product revenue	$44,017	52%	$40,491	72%		$3,526	9%
Service and other revenue	24,129	28%	16,059	28%		8,070	50%
Collaboration and license revenue	11,809	14%	184	—%		11,625	6,318%
Grant revenue	6,422	6%	—	—%		6,422	100%
Total revenue	86,377	100%	56,734	100%		29,643	52%
Cost of goods sold:
Cost of product revenue	25,950	30%	20,900	37%		5,050	24%
Cost of service revenue	11,245	13%	8,998	16%		2,247	25%
Cost of collaboration and license revenue	1,000	1%	—	—%		1,000	100%
Total costs of goods sold, services, and licenses	38,195	44%	29,898	53%		8,297	28%
Gross profit	48,182	56%	26,836	47%		21,346	80%
Operating expenses:
Research and development	20,174	23%	16,190	29%		3,984	25%
Selling, general, and administrative	59,592	69%	52,246	92%		7,346	14%
Total operating expense	79,766	92%	68,436	121%		11,330	17%
Loss from operations	(31,584)	(37)%	(41,600)	(73)%		10,016	24%
Interest income (expense), net	(273)	—%	627	1%	`	(900)	(144)%
Other expense, net	(49)	—%	(10)	—%		(39)	(390)%
Loss before income taxes	(31,906)	(37)%	(40,983)	(72)%		9,077	22%
Income tax benefit	376	—%	187	—%		189	101%
Net loss	$(31,530)	(37)%	$(40,796)	(72)%		$9,266	23%

Revenue

Revenue increased by $29.6 million, or 52%, to $86.4 million for the year ended December 31, 2020 as compared to $56.7 million for the year ended December 31, 2019. Product revenue consisted of sales of instruments totaling $16.6 million and sales of consumables and other products of $27.4 million for the year ended December 31, 2020. Product revenue consisted of sales of instruments totaling $14.9 million and sales of consumables and other products totaling $25.6 million for the year ended December 31, 2019. Average sales prices of instruments and consumables did not change materially for the year ended December 31, 2020 as compared with the year ended December 31, 2019. The increase in product revenue of $3.5 million was due to the sale of more instruments for the year ended December 31, 2020 and increased sales of consumables. The installed base of instruments increased from December 31, 2019 to December 31, 2020, and as these additional instruments were used by customers, the consumables sales increased. The increase in service and other revenue of $8.1 million was primarily due to increased services performed in our Accelerator Laboratory; more customers use these services, and existing customers use these services more frequently. In addition, an increase in purchased warranties contributed to the service and other revenue increase. Collaboration and license revenue for the year ended December 31, 2020 of $11.8 million was related to entering into the Abbott License Agreement, and from existing contracts related to licensing technology and intellectual property. Collaboration and license revenue for the year ended December 31, 2019 of $0.2 million was related to licensing technology and intellectual property. Grant revenue of $6.4 million for the year ended December 31, 2020 consisted of revenue related to WP1 and WP2. We did not have any grant revenue during the year ended December 31, 2019.

Cost of Goods Sold and Services

Cost of product revenue increased by $5.1 million, or 24%, to $26.0 million for the year ended December 31, 2020 as compared to $20.9 million for the year ended December 31, 2019. The increase was primarily due to our product revenue increase, as well as a full year of costs incurred from the amortization of the Uman acquisition-related inventory valuation adjustment and acquired intangibles for the year ended December 31, 2020, as compared to only six months of these costs during the year ended December 31, 2019. Cost of service revenue increased to $11.2 million for the year ended December 31, 2020 from $9.0 million for the year ended December 31, 2019. The increase was primarily due to higher utilization of the Accelerator Laboratory, plus increased personnel costs from the build out of our field service and Accelerator organization. Cost of collaboration and license revenue of $1.0 million resulted from the licensing of certain technology and intellectual property to Abbott during the year ended December 31, 2020. No cost of collaboration and license revenue was incurred during the year ended December 31, 2019. Overall cost of goods sold and services as a percentage of revenue decreased to 44% of total revenue for the year ended December 31, 2020 as compared to 53% for the year ended December 31, 2019, primarily as a result of the significant increase in collaboration and license revenue.

Research and Development Expense

Research and development expense increased by $4.0 million, or 25%, to $20.2 million for the year ended December 31, 2020 as compared to $16.2 million for the year ended December 31, 2019. The increase was primarily due to compensation, development, materials, and other expenses related to work under WP1 and WP2 incurred during the year ended December 31, 2020.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $7.3 million, or 14%, to $59.6 million for the year ended December 31, 2020 as compared to $52.2 million for the year ended December 31, 2019. The increase was primarily due to headcount additions in various departments as we build out our organization to support growth.

Interest Income (Expense), Net and Other Expense, Net

Interest income (expense), net and other expense, net decreased by $0.9 million for the year ended December 31, 2020 as compared to the same period in 2019, primarily due to the unfavorable impact of COVID-19 on the interest rates of our cash equivalents during the year ended December 31, 2020.

Income Tax Benefit

Income tax benefit was $0.4 million for the year ended December 31, 2020 as compared to $0.2 million for the same period in 2019. The change is primarily due to the increase in the tax benefit recorded on the operating results of our foreign subsidiaries.

Comparison of the Years Ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of		$	%
	2019	revenue	2018	revenue		change	change
Product revenue	$40,491	72%	$23,365	62%		$17,126	73%
Service and other revenue	16,059	28%	12,117	32%		3,942	33%
Collaboration and license revenue	184	—%	2,150	6%		(1,966)	(91)%
Grant revenue	—	—%	—	—%		—	—%
Total revenue	56,734	100%	37,632	100%		19,102	51%
Cost of goods sold:
Cost of product revenue	20,900	37%	12,729	34%		8,171	64%
Cost of service revenue	8,998	16%	6,955	18%		2,043	29%
Total costs of goods sold, services, and licenses	29,898	53%	19,684	52%		10,214	52%
Gross profit	26,836	47%	17,948	48%		8,888	50%
Operating expenses:
Research and development	16,190	29%	15,805	42%		385	2%
Selling, general, and administrative	52,246	92%	33,693	90%		18,553	55%
Total operating expense	68,436	121%	49,498	132%		18,938	38%
Loss from operations	(41,600)	(73)%	(31,550)	(84)%		(10,050)	(32)%
Interest income, net	627	—%	46	—%	`	581	1,263%
Other expense, net	(10)	—%	(7)	—%		(3)	(43)%
Loss before income taxes	(40,983)	(72)%	(31,511)	(84)%		(9,472)	(30)%
Income tax benefit (provision)	187	—%	(25)	—%		212	848%
Net loss	$(40,796)	(72)%	$(31,536)	(84)%		$(9,260)	(29)%

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

Interest Income, Net and Other Expense, Net

Interest income, net and other expense, net increased by $0.6 million for the year ended December 31, 2019 as compared to the same period in 2018, primarily due to the interest income earned on cash equivalents, which increased due to our “at-the-market” and underwritten public offerings completed during 2019.

Income Tax Benefit (Provision)

Income tax benefit was $0.2 million for the year ended December 31, 2019 as compared to a provision of less than $0.1 million for the same period in 2018. The increase is primarily due to certain state and international taxes in 2019, which we did not have in the prior year.

Liquidity and Capital Resources

Since our inception, we have incurred annual net losses and negative cash flows from operations. We incurred net losses of $31.5 million, $40.8 million and $31.5 million and used $23.4 million, $26.2 million and $28.7 million of cash from our operating activities for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $247.8 million.

As of December 2020, we had cash and cash equivalents of $181.6 million and no additional amounts were available to borrow under our debt facility.

On February 3, 2021, we received approximately $269.6 million in net proceeds related to an underwritten public offering.

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

On March 19, 2019, we entered into a Sales Agreement for an “at-the-market offering” arrangement with Cowen and Company, LLC (Cowen), which allowed us to issue and sell shares of common stock pursuant to a shelf registration statement for total gross sales proceeds of up to $50.0 million from time to time through Cowen, acting as our agent. During the year ended December 31, 2019, we sold an aggregate of 2,186,163 shares of common stock pursuant to this agreement resulting in $49.7 million in gross proceeds and $48.0 million in net proceeds. On August 6, 2020, we delivered written notice to Cowen to terminate the Sales Agreement, which termination the parties agreed to make immediately effective.

On August 8, 2019, we entered into an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC, or Leerink, as representatives of the several underwriters, relating to an underwritten public offering of 2,732,673 shares of common stock at a public offering price of $25.25 per share. We received $69.0 million in gross proceeds and $64.5 million in net proceeds.

On August 6, 2020, we entered into an underwriting agreement with Leerink and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of 3,048,774 shares of common stock at a public offering price of $32.00 per share. We received $97.6 million in gross proceeds and $91.4 million in net proceeds.

On February 3, 2021, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Leerink and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of 4,107,142 shares of common stock at a public offering price of $70.00 per share. We received $287.5 million in gross proceeds and approximately $269.6 million in net proceeds.

Loan Facility with Hercules

On April 14, 2014, we executed a Loan Agreement with Hercules, as subsequently amended, most recently in April 2019. The Loan Agreement provided a total debt facility of $10.0 million, which is secured by substantially all of our assets. At closing, we borrowed $5.0 million in principal and had the ability to draw the additional $5.0 million over the period from November 1, 2014 to March 31, 2015. The interest rate on this term loan was variable based on a calculation of 8% plus the prime rate less 5.25%, with a minimum interest rate of 8%. Interest was to be paid monthly beginning the month following the borrowing date. Principal payments were scheduled to begin on September 1, 2015, unless we achieved certain milestones which would have extended this date to December 1, 2015 or March 1, 2016. In connection with the execution of the Loan Agreement, we issued Hercules a warrant to purchase up to 173,428 shares of our Series C Preferred Stock at an exercise price of $3.3299 per share. Upon closing of the IPO, this warrant was automatically converted into a warrant to purchase up to 53,960 shares of our common stock at an exercise price of $10.70 per share.

In August 2018, we signed Amendment 5 to the Loan Agreement, which extended the interest only payment period through March 1, 2020 and also extended the loan maturity date to March 1, 2020. We accounted for the August 2018 amendment as a modification pursuant to ASC 470-50 and determined that no material change occurred as a result of the modification. In addition, the amendment deferred the payment of principal until the maturity date. We paid $0.1 million in end of term payments related to Amendment 5 during the year ended December 31, 2020.

In October 2018, we signed Amendment 6 to the Loan Agreement, which amended the Loan Agreement's collateral clause to exclude the $1 million certificate of deposit associated with the lease on our new headquarters in Billerica, Massachusetts. The Loan Agreement and amendments contain end of term payments and are recorded in the debt accounts. We paid $0.5 million in end of term payments related to Amendment 6 during the year ended December 31, 2018.

On April 15, 2019, we entered into Amendment 7 to the Loan Agreement, which extended the interest only payment period through July 1, 2021 and also extended the loan maturity date to October 1, 2021. We are required to pay the loan principal in five equal monthly installments starting July 1, 2021 with the final principal payment to be made on October 1, 2021.

On July 2, 2019, 66,041 warrants were exercised by Hercules on a net, non-cash, basis. Per the terms of the warrant agreement, we issued 45,690 shares of common stock as a result of the net exercise. The Loan Agreement and amendments contain end of term payments and are recorded in the debt accounts. No end of term payments were paid in the year ended December 31, 2019. We paid $0.1 million in end of term payments related to Amendment 5 during the year ended December 31, 2020.

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

Debt principal repayments, including the end of term fees, due as of December 31, 2020 are (in thousands):

Years ending December 31,
2021	$7,738
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

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(23,365)	$(26,187)	$(28,721)
Net cash used in investing activities	(626)	(25,376)	(5,454)
Net cash provided by (used in) financing activities	96,236	116,197	(78)
Net increase (decrease) in cash and cash equivalents	$72,245	$64,634	$(34,253)

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

Net cash used in operating activities was $23.4 million during the year ended December 31, 2020. Net cash used in operating activities primarily consisted of net loss of $31.5 million offset by non-cash charges of $10.1 million of stock-based compensation expense and $4.3 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $7.5 million was primarily due to an increase in an increase in accounts receivable of $6.2 million, an increase in inventory of $5.1 million, and an increase in prepaid expenses and other assets of $3.9 million, offset by a decrease in accrued compensation and benefits and other accrued expenses of $6.2 million.

Net cash used in operating activities was $26.2 million during the year ended December 31, 2019. Net cash used in operating activities primarily consisted of net loss of $40.8 million offset by non-cash charges of $6.4 million of stock-based compensation expense, $3.0 million of depreciation and amortization expense, and $0.6 of inventory valuation adjustment amortization. Cash provided as a result of changes in operating assets and liabilities of $4.4 million was primarily due to a $9.8 million increase in other non-current liabilities related to our lease, offset by an increase in accounts receivable of $3.4 million, and an increase in inventory of $3.4 million.

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

We used $0.6 million of cash in investing activities during the year ended December 31, 2020 consisting of $3.9 million in additions to property and equipment, offset by $3.3 million in grant proceeds related to assets acquired under WP2.

We used $25.4 million of cash in investing activities during the year ended December 31, 2019. The significant increase was related to the cash portion of the Uman acquisition, as well as the leasehold improvements for our headquarters, which is a component of our lease agreement.

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

Financing activities provided $96.2 million of cash during the year ended December 31, 2020, primarily from net proceeds of our underwritten public offering during the third quarter of 2020.

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

Capital Resources

We have not achieved profitability on an annual basis since our inception, and we expect to continue to incur net losses in the future. We also expect that our operating expenses will increase as we continue to increase our marketing efforts to drive adoption of our commercial products. Additionally, as a public company, we have incurred and will continue to incur significant audit, legal and other expenses that we did not incur as a private company. Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, debt service and general corporate expenses.

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

●	market acceptance of our products;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	the cost of our research and development activities;
●	our ability to enter into collaborations in the future, and the success of any such collaborations;
●	the cost and timing of potential regulatory clearances or approvals that may be required in the future for our products; and
●	the effect of competing technological and market developments.

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

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings. On November 6, 2020, we filed an automatically effective shelf registration statement with the SEC. Each issuance of securities under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of securities to be issued.  The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors. This registration statement will expire on November 6, 2023, three years after its date of effectiveness.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Contractual Obligations, Commitments and Contingencies

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments due by period
		2022	2024	2026
		through	through	and
(in thousands)	2021	2023	2025	thereafter	Total
Contractual Obligations:(1)
Operating lease obligations	$3,388	$6,981	$7,212	$18,548	$36,129
Principal payments and end of term fees on the term loan	7,738	—	—	—	7,738
Total	$11,126	$6,981	$7,212	$18,548	$43,867
(1)	See “Development and Supply Agreement” for additional contractual obligations.

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

Loan Facility with Hercules

On April 14, 2014, we executed a Loan Agreement with Hercules, as subsequently amended, most recently in April 2019. The Loan Agreement provided a total debt facility of $10.0 million, which is secured by substantially all of our assets. At closing, we borrowed $5.0 million in principal and had the ability to draw the additional $5.0 million over the period from November 1, 2014 to March 31, 2015. The interest rate on this term loan was variable based on a calculation of 8% plus the prime rate less 5.25%, with a minimum interest rate of 8%. Interest was to be paid monthly beginning the month following the borrowing date. Principal payments were scheduled to begin on September 1, 2015, unless we achieved certain milestones which would have extended this date to December 1, 2015 or March 1, 2016. In connection with the execution of the Loan Agreement, we issued Hercules a warrant to purchase up to 173,428 shares of our Series C Preferred Stock at an exercise price of $3.3299 per share. Upon closing of the IPO, this warrant was automatically converted into a warrant to purchase up to 53,960 shares of our common stock at an exercise price of $10.70 per share.

Leases

On January 1, 2020, we adopted ASC Topic 842 – Leases (ASC 842) using the optional transition method allowing entities to recognize a cumulative effect adjustment to the opening balance sheet without restating comparative prior periods presented. ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. Lessees will continue to differentiate between finance leases and operating, and classification will impact expense recognition.

We elected the following practical expedients for all lease asset classes, which must be elected as a package and applied consistently to all of its leases at the transition date: i) we did not reassess whether any expired or existing contracts are or contain leases; ii) we did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840, Leases (ASC 840), are classified as operating leases); and iii) we did not reassess initial direct costs for any existing leases.

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. We have elected the practical expedient not to recognize leases on the balance sheet with a term of twelve months or less. Our leases consist of office and lab space and office equipment. All of our leases are classified as operating, and options to renew a lease are only included in the lease term to the extent those options are reasonably certain to be exercised. Additionally, we elected to apply the practical expedient not to separate lease and nonlease components for all leases.

Operating lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. The rate implicit in lease contracts is typically not readily determinable and, as a result, we utilize its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to us is estimated using a synthetic credit rating analysis since we do not currently have a rating agency-based credit rating.

The adoption of ASC 842 resulted in the recognition of operating lease ROU assets and operating lease liabilities of $12.2 million and $22.8 million, respectively, on our consolidated balance sheet, with the difference between the ROU asset and lease liability primarily attributable to unamortized lease incentives and deferred rent related to the lease for our corporate headquarters at 900 Middlesex Turnpike in Billerica, Massachusetts (the 900 Middlesex Turnpike Lease).

We currently lease approximately 91,600 square feet of office, laboratory, and manufacturing space at our headquarters in Billerica, Massachusetts. The premises covered by this lease serves as our principal office and laboratory space effective the second quarter of 2019. The initial term of the lease is 11 years and five months beginning on April 1, 2019, and we have the option to extend the lease for two additional five-year periods.

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

Development and Supply Agreement

We do not have significant agreements, with the exception of the supply agreement with STRATEC for the purchase of supplies or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three to six months. STRATEC manufactured our HD-1 instrument and manufactures the HD-X that we commercialized in the second half of 2019. In 2013, we entered into the Supply Agreement with STRATEC which requires us to purchase a minimum number of commercial units over a seven-year period ending in May 2021. We could be obligated to pay a fee based on the shortfall of commercial units purchased compared to the required number. Based on the commercial units purchased as of December 31, 2020, we have satisfied our required minimum purchase amount per the supply agreement.

Also, if we terminate the Supply Agreement under certain circumstances and do not purchase up to a required number of commercial units, we would be required to issue warrants to purchase 93,341 shares of common stock at $0.003214 per share. We believe that we will not issue such warrants and therefore have not recorded any amounts related to the potential equity consideration.

In August 2011, we entered into the Development Agreement with STRATEC, pursuant to which STRATEC undertook the development of the HD-1 for manufacture and sale to us or a partner whom we designate. During the year ended December 31, 2016, the Development Agreement was amended to modify the deliverables related to the final milestone, to agree on instrument design changes to be implemented, and to reduce the minimum purchase commitment in the Supply Agreement. Additionally, the parties agreed on additional development services for a total fee of $1.5 million, which was payable when development is completed and of which $0.9 million was paid in 2018 and $0.6 million was paid in 2019. The total amount included the final milestone payment that was due under the terms of the original agreement.

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

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, the substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Canada, Europe, Japan and China. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2020 would not have been material.

To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $181.6 million as of December 31, 2020. These amounts were held primarily in cash on deposit with banks. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected.

As of December 31, 2020, the principal amount of our term debt outstanding with Hercules was $7.7 million. If overall interest rates had increased by 10% during the periods presented, our interest expense would have increased by approximately $0.1 million on an annualized basis.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2020.

(d)Attestation Report on Internal Control over Financial Reporting. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The consolidated financial statements are included beginning on page F-1 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1		Amended and Restated Certificate of Incorporation		8-K	12/15/17	001-38319
3.2		Restated Bylaws		8-K	12/15/17	001-38319
4.1		Description of Securities		10-K	3/13/20	001-38319
4.2		Form of Common Stock Certificate		S-1	11/9/17	333-221475
4.	3	Fourth Amended and Restated Stockholders Agreement, dated as of June 2, 2017, by and among the Registrant and the stockholders named therein		S-1	11/9/17	333-221475
4.4		Fourth Amended and Restated Registration Rights Agreement, dated as of June 2, 2017, by and among the Registrant and the investors named therein		S-1	11/9/17	333-221475
4.5		Warrant Agreement, dated as of January 30, 2018, by and between the Registrant and Azul Divinal Consultoria Unipessoal LDA		10-K	3/19/18	001-38319
10.1.1+		2007 Stock Option and Grant Plan, as amended		S-1	11/9/17	333-221475
10.1.2+		Form of Incentive Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/17	333-221475
10.1.3+		Form of Non-qualified Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/17	333-221475
10.1.4+		Form of Restricted Stock Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/17	333-221475
10.2.1+		2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/17	333-221475

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.2.2+		Form of Stock Option Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/17	333-221475
10.2.3+		Form of Restricted Stock Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/17	333-221475
10.2.4+		Form of Restricted Stock Unit Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/17	333-221475
10.3+		Employment Agreement, dated January 1, 2015, by and between the Registrant and E. Kevin Hrusovsky		S-1	11/9/17	333-221475
10.4+		Letter Agreement, dated February 14, 2019, between Registrant and Amol Chaubal		10-Q	5/10/19	001-38319
10.5+		Letter Agreement, dated May 31, 2019, by and between the Registrant and John Fry		10-Q	8/6/19	001-38319
10.6+		Letter Agreement, dated August 8, 2014, by and between the Registrant and Mark T. Roskey, Ph.D.		S-1	11/9/17	333-221475
10.7+		Letter Agreement, effective as February 5, 2018, by and between the Registrant and Dawn Mattoon		10-Q	5/15/18	001-38319
10.8.1*		Exclusive License Agreement, dated June 18, 2007, between the Registrant and Tufts University, as amended on April 29, 2013		S-1	11/9/17	333-221475
10.8.2*		Second Amendment, dated August 22, 2017, to the Exclusive License Agreement between the Registrant and Tufts University		S-1	11/9/17	333-221475
10.8.3	@	Third Amendment, dated September 25, 2020, to the Exclusive License Agreement between the Registrant and Tufts University		10-Q	11/6/20	001-38319

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.9.1*	Supply and Manufacturing Agreement, dated September 14, 2011, between the Registrant and STRATEC Biomedical AG		S-1	11/9/17	333-221475
10.9.2	First Amendment to Supply and Manufacturing Agreement, dated October 17, 2013, between the Registrant and STRATEC Biomedical AG		S-1	11/9/17	333-221475
10.10.1*	STRATEC Development Services and Equity Participation Agreement, dated August 15, 2011, between the Registrant and STRATEC Biomedical Systems AG		S-1	11/9/17	333-221475
10.10.2*

First Amendment to STRATEC Development Services and Equity Participation Agreement and Second Amendment to Supply and Manufacturing Agreement, dated November 18, 2016, between the Registrant and STRATEC Biomedical AG

			S-1	11/9/17	333-221475
10.11*	Manufacturing Services Agreement, dated November 23, 2016, between the Registrant and Paramit Corporation		S-1	11/9/17	333-221475
10.12.1	Loan and Security Agreement, dated April 14, 2014, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		S-1	11/9/17	333-221475
10.12.2	Amendment No. 1 to Loan and Security Agreement, dated March 4, 2015, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		S-1	11/9/17	333-221475

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.12.3	Amendment No. 2 to Loan and Security Agreement, dated January 29, 2016, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		S-1	11/9/17	333-221475
10.12.4	Amendment No. 3 to Loan and Security Agreement, dated March 31, 2017, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		S-1	11/9/17	333-221475
10.12.5	Amendment No. 4 to Loan and Security Agreement, dated July 24, 2017, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		10-Q	11/7/18	001-38319
10.12.6	Amendment No. 5 to Loan and Security Agreement, dated August 30, 2018, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		10-Q	11/7/18	001-38319
10.12.7	Amendment No. 6 to Loan and Security Agreement, dated September 28, 2018, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		10-Q	11/7/18	001-38319
10.12.8	Amendment No. 7 to Loan and Security Agreement, dated April 15, 2019, by and between the Registrant and Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.)		8-K	4/15/19	001-38319
10.13+	Form of Indemnification Agreement		S-1/A	11/27/17	333-221475

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.14		Lease Agreement between SSI 900 Middlesex MA LP and the Registrant, dated October 2, 2018.		8-K	10/5/18	001-38319

10.15	@	Non-Exclusive License Agreement, dated September 29, 2020, by and between Abbott Laboratories and Quanterix Corporation.		8-K	10/5/20	001-38319
10.16+		Employment Agreement between Will Geist and the Company dated November 9, 2020.		8-K	11/18/20	001-38319
10.17+		2018 Non-Employee Director Compensation Policy		10-K	3/18/19	001-38319

21.1		Subsidiaries of Registrant	X
23.1		Consent of Ernst & Young LLP	X
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		Inline XBRL Instance Document.	X
101.SCH		Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF		Inline XBRL Taxonomy Extension Definition.	X
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions have been filed separately with the SEC.
@

Certain confidential portions of this exhibit have been omitted and replaced with “[***]”. Such identified information has been excluded from this exhibit because it is (i) not material and (ii) would likely cause competitive harm to the company if disclosed

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUANTERIX CORPORATION

Date: March 5, 2021	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. KEVIN HRUSOVSKY	Chairman, President and Chief Executive Officer and Director (principal executive officer)	March 5, 2021
E. Kevin Hrusovsky

/s/ AMOL CHAUBAL	Chief Financial Officer	March 5, 2021
Amol Chaubal	(principal financial officer and principal accounting officer)

/s/ KEITH L. CRANDELL	Director	March 5, 2021
Keith L. Crandell

/s/MARIJN DEKKERS	Director	March 5, 2021
Marijn Dekkers, Ph.D.

/s/ SARAH HLAVINKA	Director	March 5, 2021
Sarah Hlavinka

/s/ MARTIN MADAUS, PH.D.	Director	March 5, 2021
Martin Madaus, Ph. D.

/s/ PAUL MEISTER	Director	March 5, 2021
Paul M. Meister

/s/ DAVID WALT, PH.D.	Director	March 5, 2021
David R. Walt, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QUANTERIX CORPORATION

Years ended December 31, 2020, 2019, and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Quanterix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quanterix Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2020 due to the adoption of Accounting Standards Update No. 2016-02, Leases, and the related amendments, using the modified retrospective method.

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

Boston, Massachusetts

March 5, 2021

Quanterix Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$181,584	$109,155
Accounts receivable (less allowance for doubtful accounts of $370 and $162 as of December 31, 2020 and December 31, 2019, respectively; including $172 and $186 from related parties as of December 31, 2020 and December 31, 2019, respectively)	17,184	10,906
Inventory	14,856	10,463
Prepaid expenses and other current assets	5,981	2,137
Total current assets	219,605	132,661
Restricted cash	1,000	1,026
Property and equipment, net	13,912	12,047
Intangible assets, net	13,716	14,307
Goodwill	10,460	9,353
Right-of-use assets	11,995	—
Other non-current assets	357	557
Total assets	$271,045	$169,951
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $14 and $36 to related parties as of December 31, 2020 and December 31, 2019, respectively)	$6,799	$5,777
Accrued compensation and benefits	10,777	6,570
Other accrued expenses (including $1,377 and $0 to related parties as of December 31, 2020 and December 31, 2019, respectively)	4,845	2,498
Deferred revenue (including $90 and $55 with related parties as of December 31, 2020 and December 31, 2019, respectively)	5,421	4,697
Current portion of long term debt	7,673	75
Short term lease liabilities	1,234	—
Other current liabilities	3,054	216
Total current liabilities	39,803	19,833
Deferred revenue, net of current portion	577	466
Long term debt, net of current portion	—	7,587
Long term lease liabilities	21,891	—
Other non-current liabilities	2,649	13,407
Total liabilities	64,920	41,293
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of December 31, 2020 and December 31, 2019; issued and outstanding — 31,796,544 and 28,112,201 shares as of December 31, 2020 and December 31, 2019, respectively	32	28
Additional paid-in capital	451,433	345,027
Accumulated other comprehensive income (loss)	2,434	(153)
Accumulated deficit	(247,774)	(216,244)
Total stockholders’ equity	206,125	128,658
Total liabilities and stockholders’ equity	$271,045	$169,951

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Years Ended
	December 31,
	2020	2019	2018
Product revenue (including related party activity of $580, $720, and $294 for the years ended December 31, 2020, 2019, and 2018, respectively)	$44,017	$40,491	$23,365
Service and other revenue (including related party activity of $202, $118, and $149 for the years ended December 31, 2020, 2019, and 2018, respectively)	24,129	16,059	12,117
Collaboration and license revenue (including related party activity of $0, $0, and $2,150 for the years ended December 31, 2020, 2019, and 2018, respectively)	11,809	184	2,150
Grant revenue	6,422	—	—
Total revenue	86,377	56,734	37,632
Costs of goods sold:
Cost of product revenue (including related party activity of $205, $234, and $191 for the years ended December 31, 2020, 2019, and 2018, respectively)	25,950	20,900	12,729
Cost of services and other revenue (including related party activity of $52, $0, and $0 for the years ended December 31, 2020, 2019, and 2018, respectively)	11,245	8,998	6,955
Cost of collaboration and license revenue (including related party activity of $1,000, $0, and $0 for the years ended December 31, 2020, 2019, and 2018, respectively)	1,000	—	—
Total costs of goods sold, services, and licenses	38,195	29,898	19,684
Gross profit	48,182	26,836	17,948
Operating expenses:
Research and development (including related party activity of $268, $0, and $0 for the years ended December 31, 2020, 2019, and 2018, respectively)	20,174	16,190	15,805
Selling, general, and administrative (including related party activity of $36, $0, and $0 for the years ended December 31, 2020, 2019, and 2018)	59,592	52,246	33,693
Total operating expenses	79,766	68,436	49,498
Loss from operations	(31,584)	(41,600)	(31,550)
Interest income (expense), net	(273)	627	46
Other expense, net	(49)	(10)	(7)
Loss before income taxes	(31,906)	(40,983)	(31,511)
Income tax benefit (provision)	376	187	(25)
Net loss	$(31,530)	$(40,796)	$(31,536)
Net loss per share, basic and diluted	$(1.07)	$(1.63)	$(1.43)
Weighted-average common shares outstanding, basic and diluted	29,589,132	25,090,708	21,994,317

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(31,530)	$(40,796)	$(31,536)
Other comprehensive income (loss):
Cumulative translation adjustment	2,587	(153)	—
Total other comprehensive income (loss)	2,587	(153)	—
Comprehensive loss	$(28,943)	$(40,949)	$(31,536)

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(31,530)	$(40,796)	$(31,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,312	3,009	1,352
Inventory step-up amortization	722	611	—
Reduction in the carrying amounts of right-of-use assets	245	—	—
Stock-based compensation expense	10,099	6,388	4,884
Non-cash interest expense	86	89	170
Loss (gain) on disposal of fixed assets	171	140	(14)
Changes in operating assets and liabilities:
Accounts receivable	(6,240)	(3,365)	(983)
Prepaid expenses and other assets	(3,927)	289	(1,828)
Inventory	(5,119)	(3,447)	(1,603)
Other non-current assets	198	(21)	267
Accounts payable	649	621	1,318
Accrued compensation and benefits, other accrued expenses and other current liabilities	6,219	822	1,101
Contract acquisition costs	87	336	—
Operating lease liabilities	316	—	—
Other non-current liabilities	(488)	9,845	—
Deferred revenue	835	(708)	(1,849)
Net cash used in operating activities	(23,365)	(26,187)	(28,721)
Investing activities
Purchases of property and equipment	(3,930)	(10,847)	(1,518)
Acquisitions, net of cash acquired	—	(14,529)	(3,801)
Proceeds from RADx grant on assets purchased	3,304	—	—
Purchase of investments	—	—	(150)
Proceeds from sale of assets	—	—	15
Net cash used in investing activities	(626)	(25,376)	(5,454)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	—	(20)
Proceeds from stock options exercised	4,019	2,820	1,871
Sale of common stock in at-the-market offering, net	—	48,019	—
Sale of common stock in underwritten public offering, net	91,404	64,529	—
Proceeds from ESPP purchase	888	879	—
Payments on notes payable	(75)	(50)	(1,929)
Net cash provided by (used in) financing activities	96,236	116,197	(78)
Net increase (decrease) in cash and cash equivalents	72,245	64,634	(34,253)
Effect of foreign currency exchange rate on cash	158	118	—
Cash, restricted cash, and cash equivalents at beginning of period	110,181	45,429	79,682
Cash, restricted cash, and cash equivalents at end of period	$182,584	$110,181	$45,429
Supplemental cash flow information
Cash paid for interest	$625	$656	$606
Purchases of property and equipment included in accounts payable	$1,029	$164	$78
Purchases of property and equipment included in other non-current liabilities	$—	$7,572	$—
191,152 shares of common stock issued in connection with the acquisition of UmanDiagnostics AB	$—	$5,468	$—
Fair value of common stock warrants exercised and reclassified as shares of common stock	$—	$—	$196
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$181,584	$109,155	$44,429
Restricted cash	$1,000	$1,026	$1,000
Total cash, cash equivalents, and restricted cash	$182,584	$110,181	$45,429

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Stockholders’ Equity

				Accumulated
	Common	Common	Additional	other		Total
	stock	stock	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	capital	income (loss)	deficit	equity
Balance at December 31, 2017	21,707,041	$22	$210,196	$—	$(144,352)	$65,866
Exercise of common stock warrants	16,718	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	645,277	—	1,871	—	—	1,871
Common stock issuance offering costs	—	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	4,884	—	—	4,884
Net loss	—	—	—	—	(31,536)	(31,536)
Balance at December 31, 2018	22,369,036	$22	$216,931	$—	$(175,888)	$41,065
Cumulative effect of adoption of Accounting Standards Codification Topic 606	—	—	—	—	440	440
Exercise of common stock warrants	45,690	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	550,734	—	2,820	—	—	2,820
Sale of common stock in "at-the-market" offering, net	2,186,163	2	48,017	—	—	48,019
Sale of common stock in underwritten public offering, net	2,732,673	3	64,526	—	—	64,529
Issuance of shares for the acquisition of UmanDiagnostics AB	191,152	1	5,467	—	—	5,468
Stock-based compensation expense	—	—	6,388	—	—	6,388
Employee stock purchase plan	36,753	—	878	—	—	878
Accumulated other comprehensive income	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	(40,796)	(40,796)
Balance at December 31, 2019	28,112,201	$28	$345,027	$(153)	$(216,244)	$128,658
Exercise of common stock options and vesting of restricted stock	589,723	1	4,018	—	—	4,019
Sale of common stock in underwritten public offering, net	3,048,774	3	91,401	—	—	91,404
ESPP stock purchase	45,846	—	888	—	—	888
Stock-based compensation expense	—	—	10,099	—	—	10,099
Cumulative translation adjustment	—	—	—	2,587	—	2,587
Net loss	—	—	—	—	(31,530)	(31,530)
Balance at December 31, 2020	31,796,544	$32	$451,433	$2,434	$(247,774)	$206,125

See accompanying notes.

Quanterix Corporation

Notes to Consolidated Financial Statements

1. Organization and operations

Quanterix Corporation (NASDAQ: QTRX) (the Company) is a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. The Company’s platforms are based on its proprietary digital “Simoa” detection technology. The Company’s Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations and have been discovered using technologies such as mass spectrometry. These capabilities provide the Company’s customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. The Company is currently focusing on protein detection, but the Company’s Simoa platforms have also demonstrated applicability across other testing applications, including detection of nucleic acids and small molecules.

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

“At-the-market offering”

On March 19, 2019, the Company entered into a Sales Agreement (the Sales Agreement) with Cowen and Company, LLC (Cowen) with respect to an “at-the-market” offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent.

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

Underwritten public offering

On August 8, 2019, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC and SVB Leerink LLC (Leerink), as representatives of the several underwriters, relating to an underwritten public offering of approximately 2.7 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $69.0 million. The Company incurred $4.5 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $64.5 million.

On August 6, 2020, the Company entered into an underwriting agreement with Leerink and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 3.0 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $97.6 million. The Company incurred $6.2 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $91.4 million.

Liquidity

The Company has recognized annual losses from operations since inception and has an accumulated deficit of $247.8 million at December 31, 2020 and the Company incurred a net loss of $31.5 million, $40.8 million, and $31.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Prior to the Company’s Initial Public Offering (IPO) in December 2017, the Company had funded its operations principally from issuances of preferred stock, debt financings, grants, product and service sales and development and license agreements. At December 31, 2020, the Company had $181.6 million of unrestricted cash and cash equivalents. The Company expects the current cash balance will be sufficient to fund operations for a period of at least one year from the date the consolidated financial statements are issued. There can be no assurances, however, that no additional funding will be required or that additional funding will be available on terms acceptable to the Company, or at all.

2. Significant accounting policies

Principles of consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Quanterix Corporation, and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In making those estimates and assumptions, the Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. The Company’s significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, fair value of assets acquired and liabilities assumed in acquisitions, valuation allowances recorded against deferred tax assets, and valuation of inventory. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects consideration that the Company expects to be entitled to receive in exchange for these goods and services, incentives and taxes collected from customers, that are subsequently remitted to governmental authorities.

The Company adopted Accounting Standards Codification (ASC) Topic 606 Revenue from Contracts with Customers (ASC 606), on January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2020 and 2019 reflect the application of ASC 606 guidance, while the reported results for 2018 were prepared under ASC 605, Revenue Recognition.

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

Collaboration and license revenue

The Company may enter into agreements to license the intellectual property and know-how associated with its instruments in exchange for license fees and future royalties (as described below). The license agreements provide the licensee with a right to use the intellectual property with the license fee revenues recognized at a point in time as the underlying license is considered functional intellectual property. The Company has recognized revenues from sales- or usage based royalties related to the Company’s licensing technology and intellectual property. ASC 606 provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- or usage-based royalty will be recognized in the period the underlying transaction occurs. The Company has recorded sales- or usage-based royalty revenue for the years ended December 31, 2020 and 2019 related to the intellectual property licensed by Uman. The Company recognizes revenues from sales- or usage based royalty revenue at the later of when the sales or usage occurs; and the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type:

	Year Ended
	December 31, 2020
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$8,680	$4,332	$3,594	$16,606
Consumable and other products	14,305	10,854	2,252	27,411
Totals	$22,985	$15,186	$5,846	$44,017

Service and other revenues
Service-type warranties	$3,171	$1,543	$207	$4,921
Research services	15,011	2,225	737	17,973
Other services	700	435	100	1,235
Totals	$18,882	$4,203	$1,044	$24,129

Collaboration and license revenue
Collaboration and license revenue	$11,685	$124	$—	$11,809
Totals	$11,685	$124	$—	$11,809

	Year Ended
	December 31, 2019
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$6,250	$5,243	$3,393	$14,886
Consumable and other products	14,148	9,674	1,783	25,605
Totals	$20,398	$14,917	$5,176	$40,491

Service and other revenues
Service-type warranties	$3,139	$1,323	$171	$4,633
Research services	8,845	704	456	10,005
Other services	825	565	31	1,421
Totals	$12,809	$2,592	$658	$16,059

Collaboration and license revenue
Collaboration and license revenue	$167	$17	$—	$184
Totals	$167	$17	$—	$184

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

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of December 31, 2020 is $6.0 million. Of the performance obligations not yet satisfied or are partially satisfied, $5.4 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $5.4 million principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company. During the year ended December 31, 2020, the Company recognized $1.2 million of previously deferred revenue as a result of entering into a license agreement with a diagnostics company (see Note 13).

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Year Ended December 31, 2020
Balance at December 31, 2019	$5,163
Deferral of revenue	6,955
Recognition of deferred revenue	(6,120)
Balance at December 31, 2020	$5,998

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company. The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The changes in the balance of costs to obtain a contract are as follows (in thousands):

Year Ended December 31, 2020
Balance at December 31, 2019	$335
Deferral of costs to obtain a contract	506
Recognition of costs to obtain a contract	(593)
Balance at December 31, 2020	$248

The Company has classified the balance of capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of December 31, 2020 and classifies the expense as a component of cost of goods sold and selling, general and administrative expense over the estimated life of the contract. The Company considers potential impairment in these amounts each period.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component for the years ended December 31, 2020 and 2019.

The Company has elected to account for the shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

Grant revenue

The Company recognizes grant revenue as it performs services under the arrangement when the funding is committed. Revenues and related research and development expenses are presented gross in the consolidated statements of operations as the Company has determined it is the primary obligor under the arrangement relative to the research and development services.

Accounting for grants does not fall under ASC 606, as the grantor will not benefit directly from the Company’s expansion or product development. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company has accounted for grants by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance (IAS 20).

Grants to the Company contain both monetary amounts granted related to assets and monetary amounts granted related to income, which are grants other than those related to assets. The grants related to assets are for the expansion and increase of manufacturing capacity. The grants related to income are for additional research and development, as well as other non-asset related scale up costs.

Under IAS 20, grants related to assets shall be presented in the consolidated balance sheets either by recognizing the grant as deferred income (which is recognized in the consolidated statements of operations on a systematic basis over the useful life of the asset), or by deducting the grant in calculating the carrying amount of the asset (which is recognized in the consolidated statements of operations over the life of the depreciable asset as a reduced depreciation expense). Both methods are acceptable under IAS 20. The Company has elected to record grants related to assets as a deduction in calculating the carrying value of the asset.

Under IAS 20, grants related to income are presented as part of the consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under IAS 20. The Company has elected to record grants related to income separately on the consolidated statements of operations as grant revenue. The related expenses are recorded within operating expenses and not deducted.

On June 22, 2020, the Company entered into a workplan 1 award (WP1) with the National Institute of Health (NIH), under the Rapid Acceleration of Diagnostics (RADx) program to assess the feasibility of a novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. During the year ended December 31, 2020, the Company recognized $2.0 million of grant revenue and incurred $1.0 million in research and development expense related to WP1. WP1 is complete as of December 31, 2020.

On September 29, 2020, the Company entered into a workplan 2 award (WP2) with the NIH under its RADx program. WP2, which has a total award value of $18.2 million, accelerates the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 is based on the achievement of certain milestones, and there is no assurance that the Company can meet all the milestones on a timely basis, if at all. If the Company does not meet all of the milestones, it will not be able access the full $18.2 million in funding under the contract. During the year ended December 31, 2020 the Company recognized $4.4 million in grant revenue and incurred $2.6 million in research and development expense related to WP2.

The following table summarizes the activity under WP2 as of December 31, 2020 (in thousands):

Total grant revenue from research and development activities	$4,362
Total proceeds used for assets	826
Total deferred proceeds for assets	2,478
Total deferred grant revenue	304
Total recognized	$7,970

Total recognized	$7,970
Total amount accrued	(2,968)
Total cash received	$5,002

Total proceeds received	$5,002
Total proceeds reasonably assured	13,198
Total WP2 grant amount	$18,200

Business combinations

Under the acquisition method of accounting, the Company generally recognizes the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values recognized, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The excess consideration over the aggregate value of acquired tangible and intangible assets, net of liabilities recognized, is recorded as goodwill. These valuations require significant estimates and assumptions, especially with respect to intangible assets.

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

Cost of license revenue consists of license fees that are the direct results of cash payments received related to license agreements.

Research and development expenses

Research and development expenses, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs are charged to research and development expense as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. Expenses incurred related to grant funded activities are recorded in research and development expense.

Selling, general, and administrative expenses

Selling, general, and administrative expenses are primarily composed of compensation and benefits associated with sales and marketing, finance, human resources, and other administrative personnel, outside marketing, advertising, allocated facilities costs, legal expenses, and other general and administrative costs.

Net loss per share

Basic net loss per common share attributable to common stockholders is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares. For purposes of the diluted net loss per share calculations, unvested restricted common stock, common stock options, and warrants are considered to be potentially dilutive securities, but are excluded from the diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
	2020	2019	2018
Unvested restricted common stock and restricted stock units	518,387	409,929	361,468
Outstanding stock options	2,494,045	2,507,062	2,476,911
Outstanding common stock warrants	10,000	10,000	76,041
Total	3,022,432	2,926,991	2,914,420

As of December 31, 2020, 2019, and 2018 the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock to a vendor if a contract is terminated prior to a minimum purchase commitment being met. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

Cash and cash equivalents

Cash and cash equivalents consist of cash deposits and short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are carried at fair value based on quoted prices for identical assets. Cash and cash equivalents consist of the following (in thousands):

	As of
	December 31,
	2020	2019
Cash	$19,535	$6,406
Money market funds invested in U.S. Treasury obligations	162,049	102,749
Total cash and cash equivalents	$181,584	$109,155

Restricted cash and deposits

Restricted cash represents collateral for a letter of credit issued as security for the lease for the Company’s new headquarters. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from December 31, 2020.

As of both December 31, 2020 and 2019, the Company had $1.1 million in restricted cash and deposits related to amounts held for a line of credit, amounts held as a security deposit for the Company’s facility lease obligation, and a business registration application. As of both December 31, 2020 and 2019, $1.0 million of the $1.1 million was recorded on a separate line item as restricted cash. The remaining $0.1 million was included in noncurrent assets as of both December 31, 2020 and 2019.

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

The Company’s allowance for doubtful accounts activity for the years ended December 31, 2020, 2019, and 2018 was as follows (in thousands):

December 31, 2017	$—
Additions	36
Deductions	—
December 31, 2018	$36
Additions	160
Deductions	(34)
December 31, 2019	$162
Additions	493
Deductions	(285)
December 31, 2020	$370

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

Fair value measurements as of December 31, 2020 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$162,048	$162,048	$—	$—
	$162,048	$162,048	$—	$—

Fair value measurements as of December 31, 2019 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$102,749	$102,749	$—	$—
	$102,749	$102,749	$—	$—

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740 Income Taxes (ASC 740). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2020 and 2019, the Company did not have any significant uncertain tax positions.

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

Customers outside the United States represented 29% and 50% of the Company’s gross trade accounts receivable balance as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, one customer represented 19% of the Company’s aggregate accounts receivable. As of December 31, 2019, and 2018, no single customer represented 10% of the Company’s aggregate accounts receivable. During the year ended December 31, 2020 one customer represented 13% of the Company’s total revenue. For the years ended December 31, 2019 and 2018, no single customer represented 10% of the Company’s total revenue.

Stock-based compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Stock-based compensation awards have historically consisted of stock options and restricted stock. Prior to the adoption of Accounting Standards Update (ASU) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting period for changes in the fair value of the awards. The Company adopted ASU 2018-07 on January 1, 2020. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. There were no material non-employee awards outstanding during the years ended December 31, 2020, 2019, and 2018.

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

The fair value of stock options granted to employees and non-employees is estimated on the grant date using the Black-Scholes option-pricing model, based on the assumptions noted in the following table:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.4% - 1.7%	1.4% - 2.6%	2.6% - 3.0%
Expected dividend yield	None	None	None
Expected term (in years)	6	6.0	5.9
Expected volatility	43.9% - 49.2%	33.5% - 39.7%	32.4% - 36.8%

Using the Black-Scholes option-pricing model, the weighted-average grant date fair value of options granted for the years ended December 31, 2020, 2019, and 2018 was $12.66, $9.09, and $7.19 per share, respectively. Expected volatility was calculated based a proportional weighting of reported volatility data for a representative group of guideline publicly traded companies for which historical information was available, as well as the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. The Company estimates the expected life of options granted to employees utilizing the simplified method which calculates the expected life of an option as the average of the time to vesting and contractual life of the options. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method due to the lack of historical exercise data and the plain nature of the stock options. The Company uses the remaining contractual term for the expected life of non-employee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.

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

Recently Adopted

On January 1, 2020, the Company adopted ASC Topic 842, Leases (ASC 842) using the optional transition method allowing entities to recognize a cumulative effect adjustment to the opening balance sheet without restating comparative prior periods presented. ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. Lessees will continue to differentiate between finance leases and operating, and classification will impact expense recognition.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. The Company has elected the practical expedient not to recognize leases on the balance sheet with a term of twelve months or less. The Company’s leases consist of office and lab space and office equipment. All of the Company’s leases are classified as operating, and options to renew a lease are only included in the lease term to the extent those options are reasonably certain to be exercised. Additionally, the Company elected to apply the practical expedient not to separate lease and nonlease components for all leases.

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

The adoption of ASC 842 resulted in the recognition of operating lease ROU assets and operating lease liabilities of $12.2 million and $22.8 million, respectively, on the Company’s condensed consolidated balance sheet, with the difference between the ROU asset and lease liability primarily attributable to unamortized lease incentives and deferred rent related to its lease for its corporate headquarters at 900 Middlesex Turnpike in Billerica, Massachusetts (the 900 Middlesex Turnpike Lease).

On January 1, 2020, the Company adopted ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The adoption of ASU 2017-04 resulted in no material effect to the Company’s financial statements.

On January 1, 2020 the Company adopted ASU 2018-07. This standard simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The adoption of ASU 2018-07 did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In January of 2019, the Company adopted ASU 2016-01, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. For equity investments without readily determinable fair values that do not qualify for the practical expedient to estimate fair value using the net asset value per share or its equivalent, the Company has elected to measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. This election is made for each investment separately and is reassessed at each reporting period as to whether the investment continues to qualify for this election. Additionally, at each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for the Company beginning in the first quarter of 2022, with early adoption permitted. The Company does not expect impact of ASU 2016-13 to be material on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). This ASU addresses the accounting for implementation, setup and other upfront costs paid by a customer in a cloud computing or hosting arrangement. The guidance aligns the accounting treatment of these costs incurred in a hosting arrangement treated as a service contract with the requirements for capitalization and amortization costs to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The guidance can be adopted either retrospectively or prospectively. The Company is currently evaluating the expected impacts of ASU 2018-15.

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

3. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$5,265	$4,717
Work in process	3,306	2,573
Finished goods	6,285	3,173
Total	$14,856	$10,463

Inventory comprises commercial instruments, assays, and the materials required to manufacture assays.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	As of
	December 31,
	2020	2019
Laboratory and manufacturing equipment	$8,523	$5,391
Office furniture and equipment	1,556	1,403
Computers and software	1,504	1,103
Leasehold improvements	8,765	8,489
Total	$20,348	$16,386

Less: accumulated depreciation	(6,436)	(4,339)
Total	$13,912	$12,047

The Company incurred depreciation expense of $2.2 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively. The Company has instruments included in laboratory and manufacturing equipment, which are used internally by the Company. As of December 31, 2020, the laboratory and manufacturing equipment balance includes $3.4 million of cost and $1.8 million of accumulated depreciation related to these instruments. As of December 31, 2019, the laboratory and manufacturing equipment balance includes $2.8 million of cost and $1.2 million of accumulated depreciation related to these instruments.

5. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued inventory purchases	$527	$459
Accrued royalties	1,845	476
Accrued professional services	797	655
Accrued development costs	323	151
Accrued other	1,353	757
Total accrued expenses	$4,845	$2,498

Other non-current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Leasehold obligation incentive	$—	$7,572
Deferred rent	—	3,009
Deferred tax liabilities	2,649	2,825
Other	—	1
Total other non-current liabilities	$2,649	$13,407

6. Income taxes

The following table presents the components of loss before income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(29,896)	$(40,010)	$(31,436)
Foreign	(2,010)	(973)	(75)
	$(31,906)	$(40,983)	$(31,511)

The following table summarizes income tax benefit (provision) (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Current:
United States
Federal	$—	$—	$—
State	(13)	(20)	(18)
Foreign	(102)	(93)	—
Total current income tax provision	(115)	(113)	(18)
Deferred
United States
Federal	(8)	(3)	(2)
State	(3)	(1)	(5)
Foreign	502	304	—
Total deferred income tax benefit (provision)	491	300	(7)
Total income tax benefit (provision)	$376	$187	$(25)

During the years ended December 31, 2020, 2019, and 2018, the Company recorded an income tax benefit (provision) of $0.4 million, $0.2 million, and $(0.0) million, respectively.

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax rate differential	0.3%	—%	—%
State taxes, net of federal benefit	2.5%	3.2%	6.0%
Tax credits	1.6%	2.3%	2.7%
Share-based compensation	5.2%	2.3%	1.1%
Permanent items	(0.4)%	(0.9)%	(1.2)%
Deferred tax rate change	0.3%	(1.4)%	—%
Change in valuation allowance	(29.7)%	(24.6)%	(29.9)%
Other	0.4%	(1.4)%	0.2%
Effective income tax rate	1.2%	0.5%	(0.1)%

The effective tax rate of 1.2% differs from the U.S. Federal statutory rate of 21.0% primarily as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

During 2018, the Company acquired Aushon. The Company analyzed the transaction from an income tax perspective and adjusted the deferred tax assets and liabilities related to the Aushon acquisition. Of the total goodwill recorded, approximately $0.3 million is amortizable related to historical tax basis that Aushon had related to a prior acquisition.

During 2019, the Company acquired Uman, a Swedish entity. The Company analyzed the transaction from an income tax perspective and found that there was no tax deductible goodwill or other identifiable intangible assets related to the transaction.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$50,233	$43,814
Tax credits	5,101	5,518
Deferred revenue	2,167	1,247
Amortization	1,054	928
Stock-based compensation	1,956	973
Deferred rent	—	727
Lease incentive obligation	—	1,828
Lease liability	5,703	—
Other deferred tax assets	2,533	1,325
Total deferred tax assets	68,747	56,360
Less: valuation allowances	(63,609)	(54,137)
Net deferred tax assets	5,138	2,223
Deferred tax liabilities:
Right-of-Use Assets	(2,957)	—
Depreciation	(1,775)	(1,769)
Amortization acquired intangibles	(2,880)	(3,031)
Inventory	(64)	(212)
Goodwill	(49)	(31)
Other deferred tax liabilities	(61)	(5)
Net deferred tax liabilities	$(2,648)	$(2,825)

The Company’s change in its valuation allowance account with respect to the deferred tax asset is as follows (in thousands):

	2020	2019
Balance, beginning of year	$54,137	$44,033
Change in valuation allowance	9,472	10,104
Balance, end of year	$63,609	$54,137

The valuation allowance increased by $9.5 million during the year ended December 31, 2020, primarily as a result of the U.S. operating losses incurred, and research and development tax credit carryforwards generated during the year.

In determining the need for a valuation allowance, the Company has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative book loss position. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carryback net operating losses (NOLs), the existence of reversing taxable temporary differences, the availability of tax planning strategies, and forecasted future taxable income. At December 31, 2020, the Company maintains a full valuation allowance against its worldwide net deferred tax assets.

As of December 31, 2020, the Company had U.S. federal NOLs of approximately $199.3 million. U.S. federal NOLs generated through December 31, 2017 of approximately $108.5 million expire at various dates through 2037, and U.S. federal NOLs generated in the tax years beginning after December 31, 2017 of approximately $90.8 million do not expire. As of December 31, 2020, the Company had $133.7 million of state NOLs, some of which are indefinite lived and some that expire at various dates through 2040. As of December 31 2020, the Company had U.S. federal tax credit carryforwards of approximately $4.5 million that expire at various dates through 2040. As of December 31, 2020, the Company had U.S. state tax credit carryforwards of approximately $0.8 million that expire at various dates through 2040.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ownership change generally occurs if there is a cumulative change in its ownership by 5% stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under U.S. state tax laws. Under the TCJA, the use of federal NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income and NOLs arising in taxable years ending after December 31, 2017 may not be carried back (though any such NOLs may be carried forward indefinitely).

The Company may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in its share capital, some of which may be outside of the control of the Company. As a result, if the Company earns net taxable income, its ability to use its pre-change NOLs, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.

The Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted in the United States on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions do not have a significant impact on the Company’s financial results.

The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an ongoing basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as a component of its benefit (provision) for income taxes. For the years ended December 31, 2020, 2019, and 2018, the Company had no tax reserves accrued for uncertain tax positions and there were no accrued interest or penalties in the consolidated statements of operations.

The Company is subject to taxation in the United States as well as the Netherlands, Sweden, and China. At December 31, 2020, the Company is generally no longer subject to examination by taxing authorities in the United States for years prior to 2017. However, NOLs and credits in the United States may be subject to adjustments by taxing authorities in future years in which they are utilized. The Company’s foreign subsidiaries remain open to examination by taxing authorities from 2015 onward.

As of December 31, 2020, the Company’s foreign subsidiaries had immaterial undistributed earnings and the tax payable on the earnings that are indefinitely reinvested would be immaterial.

7. Common Stock, warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Common stock reserved

The Company reserved the following shares of common stock, on a common stock equivalent basis, for the exercise of warrants, the exercise of common stock options, and the vesting of restricted common stock.

	As of December 31,
	2020	2019
Common stock warrants	10,000	10,000
Common stock options and unvested restricted common stock	3,012,432	2,916,991
Shares reserved for future awards under compensation plans	1,559,108	882,715
	4,581,540	3,809,706

Warrants

The following table summarizes the Company’s outstanding warrants as of December 31, 2020, and 2019:

Weighted
	Issued and	Average
	exercisable	Exercise Price
As of December 31, 2019	10,000	$21.00
Issued	—	—
Exercised	—	—
Cancelled	—	—
As of December 31, 2020	10,000	$21.00

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

On July 2, 2019, 66,041 warrants were exercised by a holder on a net, non-cash, basis. Per terms of the warrant agreement, the Company issued 45,690 shares of common stock after giving effect to the holder’s net exercise.

Stock-based compensation

Share-based compensation expense for all stock awards consists of the following (in thousands):

	December 31,
	2020	2019	2018
Cost of product revenue	$189	$86	$55
Cost of service and other revenue	311	238	173
Research and development	1,129	718	513
Selling, general, and administrative	8,470	5,346	4,143
Total	$10,099	$6,388	$4,884

In June 2007, the Company adopted the 2007 Stock Option and Grant Plan (the 2007 Plan), under which it could grant incentive stock options, non-qualified options, restricted stock, and stock grants. In connection with the completion of the IPO, the Company terminated the 2007 Plan. As of December 31, 2020, 926,615 shares were outstanding and no shares were available for future grant under the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of up to 1,042,314 shares of common stock plus up to 2,490,290 shares of common stock represented by awards granted under the 2007 Plan that are forfeited, expire or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. As of December 31, 2020 and 2019, there were shares available for grant under the 2017 Plan of 710,839 and 270,143, respectively.

In addition, the 2017 Plan contains an "evergreen" provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in fiscal year 2019 and ending in fiscal year 2027. The annual increase in the number of shares shall be equal to the lowest of: 4% of the number of shares of common stock outstanding as of such date; and an amount determined by the Company’s Board of Directors or Compensation Committee. On January 1, 2021, the number of shares of common stock available for issuance under the 2017 plan was automatically increased by 1,273,501 shares.

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). As December 31, 2019, the 2017 ESPP allowed for the issuance of up to 612,572 shares of common stock. As of December 31, 2020, 848,269 shares were available for grant under the 2017 ESPP.

In addition, the 2017 ESPP contains an "evergreen" provision, which allows for an increase on the first day of each fiscal year beginning with fiscal year 2018. The increase in the number of shares shall be equal to the lowest of: 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 ESPP increased by 318,375 shares on January 1, 2021 due to this provision.

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

		Weighted-average	Remaining contractual	Aggregate intrinsic value
	Options	exercise price	life (in years)	(in thousands)
Outstanding at December 31, 2019	2,507,062	$14.41	7.58	$24,870
Granted	550,290	$28.39
Exercised	(407,687)	$9.85
Cancelled	(155,620)	$22.58
Outstanding at December 31, 2020	2,494,045	$17.73	7.27	$71,760
Vested and expected to vest at December 31, 2020	2,494,045	$17.73	7.27	$71,760
Exercisable at December 31, 2020	1,514,576	$12.54	6.42	$51,430

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the years ended December 31, 2020, 2019, and 2018 was $12.64, $9.09, and $7.19 per share, respectively. The expense related to stock options granted to employees was $5.4 million, $3.7 million, and $2.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The intrinsic value of stock options exercised was $10.4 million, $6.9 million, and $5.3 million, for the years ended December 31, 2020, 2019, and 2018, respectively. On December 7, 2020, the Company entered into an agreement with a non-employee director related to the extension of the exercise period, resulting in $0.5 million of stock-based compensation expense recorded in selling, general and administrative expense during the year ended December 31, 2020.

At December 31, 2020, there was $9.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the remaining weighted-average vesting period of 7.3 years.

Restricted stock awards

In December 2014, the Company issued 78,912 shares of restricted common stock to a director of the Company under the 2007 Plan. Under the terms of the agreement, shares of common stock issued are subject to a four year vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted stock awards were granted during the years ended December 31, 2020, 2019, or 2018. As of December 31, 2020, the Company had 39,806 shares of unvested restricted common stock with a weighted average grant date fair value of $3.12 per share.

The expense related to restricted stock awards granted to employees and non-employees was $0.0 million, $0.0 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

At December 31, 2020, there was no unrecognized compensation cost related to unvested restricted stock.

The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2020, 2019, and 2018, based on estimated fair values of the stock underlying the restricted stock awards on the day of vesting, was $0.0 million, $0.0 million and $2.4 million, respectively.

Restricted stock units

Restricted stock units (RSUs) represent the right to receive shares of common stock upon meeting specified vesting requirements. In the fiscal year ended December 31, 2020, the Company issued 334,665 RSUs to employees of the Company under the 2017 Plan. Under the terms of the agreements, 268,694 of the RSUs issued are subject to a four year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, 15,890 of the RSUs vested on December 31, 2020, 40,045 of the RSUs vest equally over three years on the anniversary of the vesting start date, 8,576 vested immediately upon grant, and 1,460 RSUs vest on May 31, 2021. A summary of RSU activity is as follows:

		Weighted-average
		grant date
		fair value
	Shares	per share
Unvested RSUs as of December 31, 2019	370,123	$20.48
Granted	334,665	$31.99
Vested	(182,036)	$20.13
Cancelled	(44,171)	$26.79
Unvested RSUs as of December 31, 2020	478,581	$28.08

The expense related to RSU awards granted to employees and non-employee directors was $4.2 million for the fiscal year ended December 31, 2020.

At December 31, 2020, there was $12.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

8. Leases

The Company is a lessee under leases of offices, lab spaces, and certain office equipment. Some of the Company’s leases include options to extend the lease, and these options are included in the lease term to the extent they are reasonably certain to be exercised.

900 Middlesex Turnpike Lease

The Company’s primary lease is the 900 Middlesex Turnpike Lease. On October 2, 2018, the Company entered into a 137-month operating lease for the Company’s new headquarters in Billerica, Massachusetts. The lease is for approximately 92,000 square feet of office and laboratory space and commenced on April 1, 2019. The lease contains a period of free rent and escalating monthly rent payments. As part of the lease, the Company was required to enter into a $1.0 million Letter of Credit drawable by the lessor under specifically outlined conditions, which will be subsequently reduced throughout the lease term. Pursuant to a work letter entered into in connection with the 900 Middlesex Turnpike Lease, the landlord contributed an aggregate of $8.2 million toward the cost of construction and tenant improvements for the building. Under the lease, the Company has the option to extend the lease for two successive five-year terms, and the renewal options are not reasonably certain to be exercised.

In applying the ASC 842 transition guidance, the 900 Middlesex Turnpike Lease remained classified as an operating lease and the Company recorded ROU assets of $12.2 million and lease liability of $22.7 million on the effective date. The difference between the ROU and the lease liability was driven by the Company derecognizing deferred rent of $3.0 million and the lease obligation incentive of $7.6 million. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the leases.

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

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2020:

Operating leases (in thousands)	For the year ended December 31, 2020
Lease Costs (1)
Operating lease costs	$2,663
Total lease cost	$2,663

Other information
Operating cash flows used for operating leases	$2,108
Weighted average remaining lease term (years)	9.8
Weighted average discount rate	9.73%

(1) Short-term lease costs and variable lease costs incurred by the Company for the year ended December 31, 2020 were considered immaterial.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases was $4.8 million, $3.3 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Note that the Company adopted ASC 842 effective January 1, 2020 using the required modified retrospective approach and utilizing the effective date as its date of initial application. Therefore, amounts disclosed pertaining to the years ended December 31, 2019 and 2018 are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under ASC 842.

As of December 31, 2020, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of lease liabilities (in thousands)	As of December 31, 2020
2021	$3,388
2022	3,466
2023	3,515
2024	3,577
2025 and thereafter	22,203
Total lease payments	$36,149
Less: imputed interest	13,024
Total operating lease liabilities	$23,125

9. Commitments and contingencies

License agreements

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tuft’s equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sub licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the years ended December 31, 2020, 2019, and 2018, the Company recorded royalty expense of $1.1 million, $1.0 million and $0.7 million, respectively, in cost of product revenue on the consolidated statements of operations. During the year ended December 31, 2020, the Company incurred $1.0 million in cost of collaboration and license revenue owed to Tufts related to sublicensing certain technology and intellectual property to Abbott Laboratories (Abbott) (see Note 13).

Other licenses

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non-exclusive, non-sublicenseable third party’s license provides the Company access to certain patents specifically for protein detection, and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid-single digit royalty. The Company is required to make mid-single digit royalty payments on net sales of products and services which utilize the licensed technology. The Company must pay the greater of calculated royalties on net sales or an annual minimum royalty of $50 thousand. In September 2019, all remaining patents related to the intellectual property expired and the license agreement terminated. As this agreement was terminated in 2019, the Company recorded no royalty expense during the year ended December 31, 2020. During the year ended December 31, 2019 and 2018, the Company recorded royalty expense of $0.8 million, and $0.4 million, respectively, in cost of product revenue on the consolidated statements of operations.

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

The Company’s supply agreement with STRATEC Biomedical required the Company to purchase a minimum number of commercial units over a seven-year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs plus a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of December 31, 2020 the Company has satisfied its required minimum purchase amount per the supply agreement. Also, if the Company terminates the supply agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the Supply Warrants as of December 31, 2020 and December 31, 2019 was insignificant as there was a low probability of the warrants being issued.

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

10. Notes payable

Loan agreement

On April 14, 2014, the Company executed a Loan Agreement with a lender, as subsequently amended, most recently in April 2019. As of December 31, 2020 and 2019, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on a calculation of the prime rate less 5.25% with a minimum interest rate of 8%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The Loan Agreement also contains prepayment penalties and an end of term charge. Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt.

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

Amendment 6 to loan agreement

In October 2018, the Company signed Amendment 6 to the Loan agreement, which amended the Loan Agreement’s collateral clause to exclude the $1.0 million certificate of deposit associated with the lease on the Company’s new headquarters in Billerica, MA.

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

As of December 31, 2020, debt payment obligations due based on principal payments are as follows (in thousands):

2021	$7,688
Total	$7,688

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $0.1 million, $0.1 million, and $0.2 million for the year ended December 31, 2020, 2019, and 2018, respectively.

The Company assessed all terms and features of the Loan Agreement and the subsequent amendments in order to identify any potential embedded features that would require bifurcation. As part of this analysis, the Company assessed the economic characteristics and risks of the debt. The Company determined that all features of the Loan Agreement and the subsequent amendments are either clearly and closely associated with a debt host or have a de minimis fair value and, as such, do not require separate accounting as a derivative liability. The Company assessed each amendment under ASC 470-50 Debt – Modifications and Extinguishments and concluded that all of the amendments constituted modifications. The Company also assessed whether the amendments represented a troubled debt restructuring and concluded they did not. The Company accounted for each of the amendments to the Loan Agreement as a modification of its debt and the unamortized discount and issuance costs related to the prior debt are amortized over the modified term of the new debt.

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

11. “At-the-market offering”

On March 19, 2019, the Company entered into the Sales Agreement with Cowen with respect to an “at-the-market” offering program under which the Company could offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $50.0 million through Cowen as its sales agent.

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

12. Underwritten public offerings

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

On August 6, 2020, the Company entered into an underwriting agreement with Leerink and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 3.0 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $97.6 million. The Company incurred $6.2 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $91.4 million.

13. Collaboration and license arrangements

The Company has entered into certain licenses with other companies for use of the Company’s technology. These licenses have royalty components which the Company earns and recognizes as collaboration and license revenue throughout the year. The Company recognized revenue of less than $0.1 million for the years ended December 31, 2020 and 2019 associated with these licenses.

During the year ended December 31, 2020, the Company recognized $1.2 million of previously deferred revenue as a result of entering into a license agreement with a diagnostics company. As of December 31, 2020 and 2019, the Company had $0.5 million and $1.7 million, respectively, of deferred revenue related to ongoing negotiations with a diagnostics company.

Abbott Laboratories

On September 29, 2020, the Company entered into a Non-Exclusive License Agreement (the Abbott License Agreement) with Abbott. Pursuant to the terms of the Abbott License Agreement, the Company granted Abbott a non-exclusive, worldwide, royalty-bearing license, without the right to sublicense, under the Company’s bead-based single molecule detection patents (Licensed Patents) in the field of in vitro diagnostics. Abbott has paid the Company an initial license fee of $10.0 million in connection with the execution of the Abbott License Agreement, which was recognized as license revenue for the year ended December 31, 2020. Abbott has also agreed to pay the Company milestone fees subject to the achievement by Abbott of certain development, regulatory and commercialization milestones and low single-digit royalties on net sales of licensed products.

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

During the year ended December 31, 2020, the Company recognized $10.0 million within collaboration and license revenue related to the initial license fee under the Abbott License Agreement.

14. Employee benefit plans

The Company sponsors a 401(k) savings plan for employees. The Company may make discretionary contributions for each 401(k) plan year. During the years ended December 31, 2020, 2019, and 2018, the Company made contributions of $0.7 million, $0.5 million, and $0.1 million, respectively.

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

The following table presents acquisition accounting as of January 30, 2018 (in thousands):

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

The following table summarizes the acquisition accounting, net of $1.2 million in cash and cash equivalents acquired (in thousands):

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

Revenue and net loss related to Uman’s operations were $1.5 million and $0.1 million, respectively for the year ended December 31, 2020 and is included in the Company’s consolidated statement of operations. Revenue and net income related to Uman’s operations were $1.1 million and less than $0.1 million, respectively, for the six months following the July 1, 2019 acquisition date, and is included in the Company’s consolidated statements of operations for the year ended December 31, 2019.

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Uman for the years ended December 31, 2020, 2019, and 2018 as if the acquisition of Uman had been completed on January 1, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, increased cost of sales related to the inventory valuation adjustment, and adjustments relating to the tax effect of combining the Company and Uman businesses.

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

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Revenue (unaudited)	$57,597	$38,753
Pre-tax loss (unaudited)	$(38,636)	$(33,894)

During the year ended December 31, 2020, the Company incurred no costs associated with the acquisition of Uman. During the year ended December 31, 2019, the Company incurred $1.9 million in costs associated with the acquisition of Uman. Costs associated with the acquisition of Uman are recorded as selling, general, and administrative expenses within the consolidated statements of operations.

16. Goodwill and intangible assets

As of December 31, 2020 the carrying amount of goodwill was $10.5 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2019	$9,353
Cumulative translation adjustment	1,107
Balance as of December 31, 2020	$10,460

Acquired intangible assets consist of the following (dollars in thousands):

		December 31, 2020
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(2,296)	$1,374	$12,078	6.99
Developed technology	7	1,650	(1,036)	—	614	4.09
Customer relationships	8.5 - 10	1,360	(618)	12	754	7.08
Non-compete agreements	5.5	340	(102)	31	269	3.99
Trade names	3	50	(49)	—	1	0.08
Total		$16,400	$(4,101)	$1,417	$13,716

		December 31, 2019
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(767)	$(99)	$12,134	8.00
Developed technology	7	1,650	(737)	—	913	5.09
Customer relationships	8.5 - 10	1,360	(421)	(1)	938	8.08
Non-compete agreements	5.5	340	(34)	(2)	304	5.00
Trade names	3	50	(32)	—	18	1.09
Total		$16,400	$(1,991)	$(102)	$14,307

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

The Company recorded amortization expense of $2.1 million, $1.4 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization of developed technology is recorded within research and development expenses, amortization of customer relationships is recorded within selling, general, and administrative expenses, amortization of trade names is recorded within selling, general, and administrative expenses, amortization of non-compete agreements is recorded within selling, general, and administrative expenses, and amortization of know-how is recorded within cost of goods sold.

Future estimated amortization expense of acquired intangible assets as of December 31, 2020 is as follows (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2021	$2,013
2022	1,930
2023	1,848
2024	1,733
Thereafter	6,192
$13,716

17. Related party transactions

As described in Note 9, in June 2007, the Company entered into a license agreement for certain intellectual property with Tufts. Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. During the years ended December 31, 2020, 2019, and 2018 the Company recorded royalty expense of $1.1 million, $1.0 million, and $0.7 million, respectively, in cost of product revenue on the consolidated statements of operations. During the year ended December 31, 2020, the Company also incurred $1.0 million in cost of collaboration and license revenue owed to Tufts related to sublicensing certain technology and intellectual property to Abbott.

During the year ended December 31, 2017, Harvard University became a related party because a member of the Company’s Board of Directors is affiliated with Harvard University. Revenue recorded from sales to Harvard University was $0.1 million, $0.1 million, and less than $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

On November 28, 2018, the Company entered into a sponsor agreement with Powering Precision Health (PPH), a 501(c)6 not-for-profit entity of which an executive of the Company is a board member, through December 31, 2018. The agreement committed a maximum of $120,000 in funds and services to be provided to PPH for the term of the agreement. On November 14, 2019, the Company entered into the first amendment to the PPH sponsorship agreement. The agreement amended the $120,000 annual committed maximum amount to $200,000 for the annual committed amount. The agreement is terminable by either party and does not bind the Company to beyond the term of the agreement. For the year ended December 31, 2020, the company did not make any contributions. For the years ended December 31, 2019, and 2018, the Company had total contributions $0.1 million, and less than $0.1 million, respectively.

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

The Company had $1.0 million of restricted cash as of December 31, 2020 and 2019, respectively.

19. Quarterly data (unaudited)

(Amounts in thousands, except share and per share data)

2020	Q1	Q2	Q3	Q4	Total Year
Product revenue	$9,833	$6,790	$11,662	$15,732	$44,017
Service and other revenue	5,762	6,317	6,552	5,498	24,129
Collaboration and license revenue	132	23	11,246	408	11,809
Grant revenue	—	—	1,929	4,493	6,422
Total revenue	15,727	13,130	31,389	26,131	86,377
Costs of goods sold:
Cost of product revenue	6,186	5,416	6,387	7,961	25,950
Cost of services and other revenue	2,728	2,501	2,896	3,120	11,245
Cost of collaboration and license revenue	—	—	1,000	—	1,000
Total costs of goods sold and services	8,914	7,917	10,283	11,081	38,195
Gross profit	6,813	5,213	21,106	15,050	48,182
Operating expenses:
Research and development	4,268	4,312	5,377	6,217	20,174
Selling, general and administrative	14,273	13,102	13,451	18,766	59,592
Total operating expenses	18,541	17,414	18,828	24,983	79,766
Income (loss) from operations	(11,728)	(12,201)	2,278	(9,933)	(31,584)
Interest income (expense), net	161	(108)	(160)	(166)	(273)
Other income (expense), net	(167)	(11)	(26)	155	(49)
Income (loss) before income taxes	(11,734)	(12,320)	2,092	(9,944)	(31,906)
Income tax benefit	124	18	111	123	376
Net income (loss)	$(11,610)	$(12,302)	$2,203	$(9,821)	$(31,530)
Net income (loss) per share, basic	$(0.41)	$(0.43)	$0.07	$(0.31)	$(1.07)
Weighted-average common shares outstanding, basic	28,179,132	28,312,925	30,139,157	31,696,002	29,589,132
Net income (loss) per share, diluted	$(0.41)	$(0.43)	$0.07	$(0.31)	$(1.07)
Weighted-average common shares outstanding, diluted	28,179,132	28,312,925	31,386,439	31,696,002	29,589,132

2019	Q1	Q2	Q3	Q4	Total Year
Product revenue	$9,547	$8,776	$10,737	$11,431	$40,491
Service and other revenue	2,790	4,760	4,207	4,302	16,059
Collaboration and license revenue	—	—	—	184	184
Total revenue	12,337	13,536	14,944	15,917	56,734
Costs of goods sold:
Cost of product revenue	4,248	4,455	5,513	6,684	20,900
Cost of services and other revenue	2,082	2,150	2,398	2,368	8,998
Total costs of goods sold and services	6,330	6,605	7,911	9,052	29,898
Gross profit	6,007	6,931	7,033	6,865	26,836
Operating expenses:
Research and development	3,852	4,016	3,924	4,398	16,190
Selling, general and administrative	11,512	13,429	13,352	13,953	52,246
Total operating expenses	15,364	17,445	17,276	18,351	68,436
Loss from operations	(9,357)	(10,514)	(10,243)	(11,486)	(41,600)
Interest income, net	21	42	282	282	627
Other income (expense), net	(47)	(68)	(34)	139	(10)
Loss before income taxes	(9,383)	(10,540)	(9,995)	(11,065)	(40,983)
Income tax benefit (provision)	(22)	(23)	125	107	187
Net loss	$(9,405)	$(10,563)	$(9,870)	$(10,958)	$(40,796)
Net loss per share, basic and diluted	$(0.42)	$(0.46)	$(0.37)	$(0.39)	$(1.63)
Weighted-average common shares outstanding, basic and diluted	22,422,960	23,213,653	26,627,831	28,021,957	25,090,708

20. Subsequent events

On February 3, 2021, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, Leerink and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 4,107,142 shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $287.5 million. The Company incurred $17.9 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $269.6 million.