Form 10-Q
period 2021-03-31
Quanterix Corp
filed 2021-05-06
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ⌧  No

As of April 30, 2021, the registrant had 36,336,598 shares of common stock, $0.001 par value per share, outstanding.

TTABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about our financial performance, and are subject to a number of risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 or other filings that we make with the Securities and Exchange Commission, or SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$442,672	$181,584
Accounts receivable (less allowance for credit losses of $342 and $370 as of March 31, 2021 and December 31, 2020, respectively; including $137 and $172 due from related parties as of March 31, 2021 and December 31, 2020, respectively)	14,936	17,184
Inventory	17,044	14,856
Prepaid expenses and other current assets	7,791	5,981
Total current assets	482,443	219,605
Restricted cash	1,400	1,000
Property and equipment, net	14,183	13,912
Intangible assets, net	12,464	13,716
Goodwill	9,933	10,460
Right-of-use assets	11,870	11,995
Other non-current assets	373	357
Total assets	$532,666	$271,045
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $6 and $14 to related parties as of March 31, 2021 and December 31, 2020, respectively)	$6,503	$6,799
Accrued compensation and benefits	7,015	10,777
Other accrued expenses (including $4 and $1,377 to related parties as of March 31, 2021 and December 31, 2020, respectively)	5,603	4,845
Deferred revenue (including $76 and $90 with related parties as of March 31, 2021 and December 31, 2020, respectively)	6,420	5,421
Current portion of long term debt	7,694	7,673
Short term lease liabilities	1,271	1,234
Other current liabilities	1,985	3,054
Total current liabilities	36,491	39,803
Deferred revenue, net of current portion	776	577
Long term lease liabilities	21,552	21,891
Other non-current liabilities	2,378	2,649
Total liabilities	61,197	64,920
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of March 31, 2021 and December 31, 2020; issued and outstanding — 36,294,928 and 31,796,544 shares as of March 31, 2021 and December 31, 2020, respectively	36	32
Additional paid-in capital	728,128	451,433
Accumulated other comprehensive income	1,183	2,434
Accumulated deficit	(257,878)	(247,774)
Total stockholders’ equity	471,469	206,125
Total liabilities and stockholders’ equity	$532,666	$271,045

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Product revenue (including related party activity of $92 and $120 for the three months ended March 31, 2021 and 2020, respectively)	$18,248	$9,833
Service and other revenue (including related party activity of $24 for each of the three months ended March 31, 2021 and 2020)	6,409	5,762
Collaboration and license revenue	261	132
Grant revenue	2,291	—
Total revenue	27,209	15,727
Costs of goods sold:
Cost of product revenue (including related party activity of $570 and $63 for the three months ended March 31, 2021 and 2020, respectively)	7,480	6,186
Cost of services and other revenue (including related party activity of $17 and $0 for the three months ended March 31, 2021 and 2020, respectively)	3,380	2,728
Total costs of goods sold and services	10,860	8,914
Gross profit	16,349	6,813
Operating expenses:
Research and development (including related party activity of $8 and $0 for the three months ended March 31, 2021 and 2020, respectively)	6,683	4,268
Selling, general, and administrative (including related party activity of $14 and $0 for the three months ended March 31, 2021 and 2020, respectively)	19,455	14,273
Total operating expenses	26,138	18,541
Loss from operations	(9,789)	(11,728)
Interest (expense) income, net	(163)	161
Other expense, net	(194)	(167)
Loss before income taxes	(10,146)	(11,734)
Income tax benefit	42	124
Net loss	$(10,104)	$(11,610)
Net loss per share, basic and diluted	$(0.29)	$(0.41)
Weighted-average common shares outstanding, basic and diluted	34,434,931	28,179,132

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Comprehensive Loss

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(10,104)	$(11,610)
Other comprehensive loss:
Cumulative translation adjustment	(1,251)	(1,047)
Total other comprehensive loss	(1,251)	(1,047)
Comprehensive loss	$(11,355)	$(12,657)

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(10,104)	$(11,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,151	1,046
Inventory step-up amortization	164	438
Credit loss expense on accounts receivable	20	—
Reduction in the carrying amounts of right-of-use assets	128	—
Stock-based compensation expense	3,386	2,109
Non-cash interest expense	22	22
Loss on disposal of fixed assets	—	69
Changes in operating assets and liabilities:
Accounts receivable	2,227	(1,174)
Prepaid expenses and other assets	(1,744)	(495)
Inventory	(2,327)	(1,398)
Other non-current assets	(16)	32
Accounts payable	(2,109)	(1,145)
Accrued compensation and benefits, other accrued expenses and other current liabilities	(5,598)	(1,710)
Contract acquisition costs	(72)	(110)
Operating lease liabilities	(307)	253
Other non-current liabilities	(107)	(177)
Deferred revenue	1,197	671
Net cash used in operating activities	(14,089)	(13,179)
Investing activities
Purchases of property and equipment	(79)	(426)
Proceeds from RADx grant on assets purchased	2,514	—
Net cash provided by (used in) investing activities	2,435	(426)
Financing activities
Proceeds from stock options exercised	3,076	496
Sale of common stock in underwritten public offering, net	269,718	—
Proceeds from ESPP purchase	519	440
Payments on notes payable	—	(75)
Net cash provided by financing activities	273,313	861
Net increase (decrease) in cash and cash equivalents	261,659	(12,744)
Effect of foreign currency exchange rate on cash	(171)	(78)
Cash, restricted cash, and cash equivalents at beginning of period	182,584	110,181
Cash, restricted cash, and cash equivalents at end of period	$444,072	$97,359
Supplemental cash flow information
Cash paid for interest	$154	$155
Purchases of property and equipment included in accounts payable	$3,341	$102
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$442,672	$96,359
Restricted cash	$1,400	$1,000
Total cash, cash equivalents, and restricted cash	$444,072	$97,359

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at December 31, 2020	31,796,544	$32	$451,433	$2,434	$(247,774)	$206,125
Exercise of common stock option and warrants and vesting of restricted stock	374,017	—	3,076	—	—	3,076
Sale of common stock in underwritten public offering, net	4,107,142	4	269,714	—	—	269,718
ESPP stock purchase	17,225	—	519	—	—	519
Stock-based compensation expense	—	—	3,386	—	—	3,386
Cumulative translation adjustment	—	—	—	(1,251)	—	(1,251)
Net loss	—	—	—	—	(10,104)	(10,104)
Balance at March 31, 2021	36,294,928	$36	$728,128	$1,183	$(257,878)	$471,469

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at December 31, 2019	28,112,201	$28	$345,027	$(153)	$(216,244)	$128,658
Exercise of common stock options and vesting of restricted stock	108,548	—	496	—	—	496
ESPP stock purchase	22,693	—	440	—	—	440
Stock-based compensation expense	—	—	2,109	—	—	2,109
Cumulative translation adjustment	—	—	—	(1,047)	—	(1,047)
Net loss	—	—	—	—	(11,610)	(11,610)
Balance at March 31, 2020	28,243,442	$28	$348,072	$(1,200)	$(227,854)	$119,046

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

On February 3, 2021, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC, SVB Leerink LLC, and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 4.1 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $287.5 million. The Company incurred $17.8 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $269.7 million.

Basis of presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 5, 2021 (the 2020 Annual Report on Form 10-K). The consolidated financial information as of December 31, 2020 has been derived from the audited 2020 consolidated financial statements included in the 2020 Annual Report on Form 10-K.

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

Foreign currency

The Company translates assets and liabilities of its foreign subsidiaries at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income.

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

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2021 the Company did not have any significant uncertain tax positions.

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

Restricted cash

Restricted cash primarily represents collateral for a letter of credit issued as security for the lease for the Company’s headquarters in Billerica, Massachusetts, and to secure the Company’s corporate credit card program. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from March 31, 2021.

Recent accounting pronouncements

The Company is considered to be an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may remain an EGC until the last day of the fiscal year in which the fifth anniversary of the closing of the initial public offering occurs, although if the market value the Company’s common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if the Company has annual gross revenues of $1.07 billion or more in any fiscal year, the Company would cease to be an EGC as of December 31 of the applicable year. The Company also would cease to be an EGC if it issues more than $1 billion of non-convertible debt over a three-year period. The Company has elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies so long as the Company remains an EGC.

Recently Adopted

In June 2016, the Financial Accounting Standards Board (FASB) established Topic 326, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326) by issuing Accounting Standards Update (ASU) No. 2016-13 (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-

looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The Company early adopted ASU 2016-13 on January 1, 2021 using the modified retrospective approach. The Company’s consolidated financial statements for prior-year periods have not been revised and are reflective of the credit loss requirements which were in effect for that period. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). This ASU addresses the accounting for implementation, setup and other upfront costs paid by a customer in a cloud computing or hosting arrangement. The guidance aligns the accounting treatment of these costs incurred in a hosting arrangement treated as a service contract with the requirements for capitalization and amortization costs to develop or obtain internal-use software. The Company adopted ASU 2018-15 on January 1, 2021 using the prospective method. The Adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify various areas related to ASC 740, Income Taxes (ASC 740). ASU 2019-12 removes certain exceptions for performing intra period tax allocations and calculating income taxes in interim periods. The guidance also simplifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the effect of enacted changes in tax laws or rates in interim periods. The Company early adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

There have been no other material changes to the significant accounting policies and recent accounting pronouncements previously disclosed in the 2020 Annual Report on Form 10-K.

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

Collaboration and license revenue

The Company may enter into agreements to license the intellectual property and know-how associated with its instruments and certain antibodies in exchange for license fees and future royalties (as described below). The license agreements provide the licensee with a right to use the intellectual property with the license fee revenues recognized at a point in time as the underlying license is considered functional intellectual property.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type (in thousands):

	Three Months Ended
	March 31, 2021
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$3,756	$2,833	$372	$6,961
Consumable and other products	6,911	3,493	883	11,287
Totals	$10,667	$6,326	$1,255	$18,248

Service and other revenues
Service-type warranties	$971	$438	$62	$1,471
Research services	3,558	728	12	4,298
Other services	456	184	—	640
Totals	$4,985	$1,350	$74	$6,409

Collaboration and license revenue
Collaboration and license revenue	$187	$74	$—	$261
Totals	$187	$74	$—	$261

	Three Months Ended
	March 31, 2020
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$1,753	$726	$1,209	$3,688
Consumable and other products	2,924	2,704	517	6,145
Totals	$4,677	$3,430	$1,726	$9,833

Service and other revenues
Service-type warranties	$748	$379	$52	$1,179
Research services	3,667	82	538	4,287
Other services	231	60	5	296
Totals	$4,646	$521	$595	$5,762

Collaboration and license revenue
Collaboration and license revenue	$122	$10	$—	$132
Totals	$122	$10	$—	$132

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

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2021 and 2020 is $7.2 million and $5.8 million, respectively. As of March 31, 2021, of the performance obligations not yet satisfied or partially satisfied, $6.4 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $6.4 million at March 31, 2021 principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company (see Note 13).

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Three Months Ended March 31, 2021
Balance at December 31, 2020	$5,998
Deferral of revenue	2,669
Recognition of deferred revenue	(1,471)
Balance at March 31, 2021	$7,196

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company. The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Three Months Ended March 31, 2021
Balance at December 31, 2020	$248
Deferral of costs to obtain a contract	88
Recognition of costs to obtain a contract	(160)
Balance at March 31, 2021	$176

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2021 and 2020, respectively.

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

Under IAS 20, grants related to income are presented as part of the consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under IAS 20. The Company has elected to record grants related to income separately on the consolidated statements of operations as grant revenue. The related expenses are recorded within operating expenses.

On June 22, 2020, the Company entered into a workplan 1 award (WP1) with the National Institute of Health (NIH), under the Rapid Acceleration of Diagnostics (RADx) program to assess the feasibility of a novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. WP1 was complete as of December 31, 2020.

On September 29, 2020, the Company entered into a workplan 2 award (WP2) with the NIH under its RADx program. WP2, which has a total award value of $18.2 million, accelerates the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 is based on the achievement of certain milestones, and there is no assurance that the Company can meet all the milestones on a timely basis, if at all. If the Company does not meet all of the milestones, it will not be able access the full $18.2 million in funding under the contract. During the three months ended March 31, 2021 the Company recognized $2.3 million in grant revenue and incurred $1.8 million in research and development expense related to WP2.

The following table summarizes the activity under WP2 (in thousands):

	March 31, 2021	December 31, 2020

Total grant revenue from research and development activities	$6,653	$4,362
Total proceeds used for assets	4,622	826
Total deferred proceeds for assets	1,159	2,478
Total deferred grant revenue	500	304
Total recognized	$12,934	$7,970

Total recognized	$12,934	$7,970
Total amount accrued	(2,961)	(2,968)
Total cash received	$9,973	$5,002

Total proceeds received	$9,973	$5,002
Total proceeds reasonably assured	8,227	13,198
Total WP2 grant amount	$18,200	$18,200

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	March 31,
	2021	2020
Unvested restricted common stock and restricted stock units	563,810	561,786
Outstanding stock options	2,428,268	2,840,525
Outstanding common stock warrants	—	10,000
Total	2,992,078	3,412,311

As of March 31, 2021 and 2020, the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock to a vendor if a contract is terminated prior to a minimum purchase commitment being met. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

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

Fair value measurements as of March 31, 2021 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$162,059	$162,059	$—	$—
	$162,059	$162,059	$—	$—

Fair value measurements as of December 31, 2020 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$162,048	$162,048	$—	$—
	$162,048	$162,048	$—	$—

6. Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$5,608	$5,265
Work in process	4,012	3,306
Finished goods	7,424	6,285
Total	$17,044	$14,856

Inventory comprises commercial instruments, assays, and the materials required to manufacture limited instruments and assays.

7. Allowance for Credit Losses

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of such receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances.

Customers are assessed for credit worthiness upfront through a credit review, which includes assessment based on the Company’s analysis of their financial statements when a credit rating is not available. The Company evaluates contract terms and conditions, country, and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectable after all collection efforts have been exhausted.

As of March 31, 2021, the Company’s accounts receivable balance was $14.9 million, net of $0.3 million of allowance for credit losses. The following table provides a roll-forward of the allowance for credit losses for the three months ended March 31, 2021 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Balance at January 1, 2021	$370
Credit loss expense	20
Write-offs charged against allowances	(48)
Balance at March 31, 2021	$342

8. Other accrued expenses and other non-current liabilities

Other accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued inventory purchases	$878	$527
Accrued property and equipment purchases	1,532	670
Accrued royalties	1,124	1,845
Accrued professional services	863	797
Accrued development costs	241	323
Accrued other	965	683
Total accrued expenses	$5,603	$4,845

Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Deferred tax liabilities	$2,378	$2,649
Total other non-current liabilities	$2,378	$2,649

9. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

On January 20, 2021, 10,000 warrants were exercised by a holder on a net, non-cash, basis. Per terms of the warrant agreement, the Company issued 7,347 shares of common stock with a value equal to the holder’s gain. The Company had no warrants outstanding as of March 31, 2021.

Stock-based compensation

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of product revenue	$90	$36
Cost of service and other revenue	110	68
Research and development	399	242
Selling, general, and administrative	2,787	1,763
Total	$3,386	$2,109

In June 2007, the Company adopted the 2007 Stock Option and Grant Plan (the 2007 Plan), under which it could grant incentive stock options, non-qualified options, restricted stock, and stock grants. In connection with the completion of the IPO, the Company terminated the 2007 Plan. As of March 31, 2021, 736,958 shares were outstanding, and no shares were available for future grant under the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of up to 1,042,314 shares of common stock plus up to 2,490,290 shares of common stock represented by awards granted under the 2007 Plan that are forfeited, expire, or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. As of March 31, 2021, there were shares available for grant under the 2017 Plan of 1,637,976.

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

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). As December 31, 2020, the 2017 ESPP allowed for the issuance of up to 848,269 shares of common stock. As of March 31, 2021, 1,149,407 shares were available for grant under the 2017 ESPP.

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

		Weighted-average	Remaining contractual	Aggregate intrinsic value
	Options	exercise price	life (in years)	(in thousands)
Outstanding at December 31, 2020	2,494,045	$17.73	7.27	$71,760
Granted	241,713	$69.97
Exercised	(281,324)	$10.93
Cancelled	(26,166)	$35.98
Outstanding at March 31, 2021	2,428,268	$23.52	7.37	$88,387
Vested and expected to vest at March 31, 2021	2,428,268	$23.52	7.37	$88,387
Exercisable at March 31, 2021	1,428,652	$14.31	6.43	$63,050

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2021 and 2020 was $32.83 and $11.82 per share, respectively. The expense related to awards granted to employees was $1.5 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. The intrinsic value of stock options exercised was $16.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. Activity related to non-employee awards was not material to the three months ended March 31, 2021 and 2020.

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. Vesting occurs periodically at specified time intervals and specified percentages. In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four-year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance based vesting. The vesting of performance based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted common stock awards were granted or vested during the three months ended March 31, 2021. As of March 31, 2021, the Company had 39,806 shares of unvested restricted common stock with a weighted average grant date fair value of $3.12 per share.

Restricted stock units

Restricted stock units (RSUs) represent the right to receive shares of common stock upon meeting specified vesting requirements. In the three months ended March 31, 2021, the Company issued 140,814 RSUs to employees of the Company under the 2017 Plan. Under the terms of the agreements, 126,007 of the RSUs issued are subject to a four-year vesting schedule with 25% vesting on the first anniversary of the grant date and the remaining vesting 75% ratably on a monthly basis over the remaining three years; 13,620 of the RSUs vest on December 31, 2021; and 1,187 vested immediately upon grant. A summary of RSU activity is as follows:

		Weighted-average
		grant date
		fair value
	Shares	per share
Unvested RSUs as of December 31, 2020	478,581	$28.08
Granted	140,814	$71.28
Vested	(85,346)	$24.50
Cancelled	(10,045)	$41.14
Unvested RSUs as of March 31, 2021	524,004	$40.02

The expense related to awards granted to employees and directors was $1.7 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was $19.9 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

10. Leases

The Company is a lessee under leases of offices, lab spaces, and certain office equipment. Some of the Company’s leases include options to extend the lease, and these options are included in the lease term to the extent they are reasonably certain to be exercised.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2021:

	Three Months Ended March 31,
Operating leases (in thousands)	2021		2020
Lease Costs (1)
Operating lease costs	$671		$660
Total lease cost	$671		$660

Other information
Operating cash flows used for operating leases	$846		$407
Weighted average remaining lease term (years)	9.6	years	10.3	years
Weighted average discount rate	9.73%		9.73%

(1) Short-term lease costs and variable lease costs incurred by the Company for the three months ended March 31, 2021 and 2020 were immaterial, respectively.

11. Commitments and contingencies

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sublicensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the three months ended March 31, 2021 and 2020, the Company recorded royalty expense of $0.5 million and $0.2 million, respectively, in cost of product revenue on the consolidated statements of operations.

Supply agreement

The Company’s supply agreement with STRATEC Biomedical requires the Company to purchase a minimum number of commercial units over a seven-year period ending in May 2021. If the Company were to fail to purchase a required number of commercial units, the Company would be obligated to pay termination costs plus a fee based on the shortfall of commercial units purchased compared to the required minimum amount. Based on the number of commercial instruments purchased as of March 31, 2021, the Company has satisfied its required minimum purchase amount per the supply agreement. Also, if the Company terminates the supply agreement under certain circumstances and has not purchased a required number of commercial units, it would be obligated to issue warrants to purchase 93,341 shares of common stock (the Supply Warrants) at $0.003214 per share. The Company believes that it will purchase sufficient units to meet the requirements of the minimum purchase commitment and, therefore, has not accrued for any of the potential cash consideration. The Supply Warrants are accounted for at fair value; however, the fair value of the

Supply Warrants as of March 31, 2021 and December 31, 2020 was insignificant as there was a low probability of the warrants being issued.

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

12. Notes payable

Loan agreement

On April 14, 2014, the Company executed a loan agreement with a lender, as subsequently amended. As of March 31, 2021, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on the greater of 8% or 8% plus the prime rate less 5.25%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The loan agreement also contains prepayment penalties and an end of term charge. Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt. Under the amended agreement, the Company is required to pay the loan principal in four equal installments starting July 1, 2021, with the final payment and end of term charge to be made on October 1, 2021.

As of March 31, 2021, debt payment obligations due based on principal payments are as follows (in thousands):

2021	$7,688
Total	$7,688

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $0.1 million or less for each of the three months ended March 31, 2021 and 2020.

13. Collaboration and license arrangements

The Company has entered into certain licenses with other companies for use of the Company’s technology. These licenses have royalty components which the Company earns and recognizes as collaboration and license revenue throughout the year. The Company recognized revenue of $0.3 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020 associated with these licenses.

As of March 31, 2021 and December 31, 2020, the Company had $0.5 million of deferred revenue related to ongoing negotiations with a diagnostics company.

Abbott Laboratories

On September 29, 2020, the Company entered into a Non-Exclusive License Agreement (the Abbott License Agreement) with Abbott Laboratories (Abbott). Pursuant to the terms of the Abbott License Agreement, the Company granted Abbott a non-exclusive, worldwide, royalty-bearing license, without the right to sublicense, under the Company’s bead-based single molecule detection patents (Licensed Patents) in the field of in vitro diagnostics. Abbott agreed to pay the Company an initial license fee of $10.0 million in connection with the execution of the Abbott License Agreement, which was recognized as license revenue during the 2020 fiscal year. Abbott has also agreed to pay the Company milestone fees subject to the achievement by Abbott of certain development, regulatory and commercialization milestones and low single-digit royalties on net sales of licensed products.

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

During the three months ended March 31, 2021, the Company recognized no revenue under the Abbott License Agreement.

14. Employee benefit plans

The Company sponsors a 401(k) savings plan for its employees. The Company may make discretionary contributions for each 401(k) plan year. During the three months ended March 31, 2021 and 2020, the Company made contributions of $0.2 million and $0.1 million, respectively.

15. Goodwill and acquired intangible assets

As of March 31, 2021, the carrying amount of goodwill was $9.9 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2020	$10,460
Cumulative translation adjustment	(527)
Balance as of March 31, 2021	$9,933

Acquired intangible assets as of March 31, 2021 consist of the following (in thousands):

		March 31, 2021
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(2,678)	$654	$10,976	6.75
Developed technology	7	1,650	(1,100)	—	550	3.84
Customer relationships	8.5 - 10	1,360	(663)	6	703	6.83
Non-compete agreements	5.5	340	(119)	14	235	3.75
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(4,610)	$674	$12,464

Acquired intangible assets as of December 31, 2020 consist of the following (in thousands):

		December 31, 2020
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(2,296)	$1,374	$12,078	6.99
Developed technology	7	1,650	(1,036)	—	614	4.09
Customer relationships	8.5 - 10	1,360	(618)	12	754	7.08
Non-compete agreements	5.5	340	(102)	31	269	3.99
Trade names	3	50	(49)	—	1	0.08
Total		$16,400	$(4,101)	$1,417	$13,716

The Company recorded amortization expense of $0.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. Amortization relating to developed technology is recorded within research and development expenses, amortization of customer relationships is recorded within selling, general, and administrative expenses, amortization of trade names is recorded within selling, general and administrative expenses, amortization of non-compete agreements is recorded within selling, general, and administrative expenses, and amortization of know-how is recorded within cost of product revenue.

Future estimated amortization expense of acquired intangible assets as of March 31, 2021 is as follows (in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
Current year (2021)	$1,504
2022	1,930
2023	1,848
2024	1,733
2025	1,617
Thereafter	3,832
$12,464

16. Related party transactions

The Company entered into the License Agreement for certain intellectual property with Tufts (see Note 11). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. During the three months ended March 31, 2021 and 2020, the Company recorded royalty expense of $0.5 million and $0.2 million, respectively, in cost of product revenue on the consolidated statements of operations.

During the year ended December 31, 2017, Harvard University became a related party because a member of the Company’s Board of Directors is affiliated with Harvard University. Revenue recorded from sales to Harvard University was less than $0.1 million during both the three months ended March 31, 2021 and 2020.

17. Accumulated other comprehensive income (loss)

The following shows the changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 which consisted of only foreign currency translation adjustments for the periods shown (in thousands):

		Accumulated
	Cumulative	Other
	Translation	Comprehensive
	Adjustment	Income (Loss)
Balance - December 31, 2020	$2,434	$2,434
Current period accumulated other comprehensive loss	(1,251)	(1,251)
Balance - March 31, 2021	$1,183	$1,183

		Accumulated
	Cumulative	Other
	Translation	Comprehensive
	Adjustment	Loss
Balance - December 31, 2019	$(153)	$(153)
Current period accumulated other comprehensive loss	(1,047)	(1,047)
Balance - March 31, 2020	$(1,200)	$(1,200)

18. Subsequent events

The Company had no significant subsequent events for the period March 31, 2021 through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Special Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q.

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

We currently sell most of our products for life science research, primarily to laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, Brazil, China, Czech Republic, India, Israel, Japan, Lebanon, Mexico, Qatar, Saudi Arabia, Singapore, South Korea, and Taiwan.

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

On September 29, 2020, we entered into a Non-exclusive License Agreement (the Abbott License Agreement) with Abbott Laboratories (Abbott). Pursuant to the terms of the Abbott License Agreement, we granted Abbott a non-exclusive, worldwide, royalty-bearing license, without the right to sublicense, under our bead-based single molecule detection patents in the field of in vitro diagnostics. Abbott has paid us an initial license fee of $10.0 million in connection with the execution of the Abbott License Agreement, which was recognized as collaboration and license revenue for the three months ended September 30, 2020. In addition, during the three months ended September 30, 2020, we recognized as collaboration and license revenue approximately $1.2 million of previously deferred revenue upon entering into the Abbott License Agreement. Abbott has also agreed to pay us milestone fees subject to the achievement by Abbott of certain development, regulatory and commercialization milestones and low single digit royalties on net sales of licensed products.

We are subject to ongoing uncertainty concerning the SARS-COV-2 (COVID-19) pandemic, including its length and severity and its effect on our business. During the first and second quarters of 2020, we implemented a resiliency plan focused on the health and safety of our employees and maintaining continuity of our operations. We have seen an impact on instrument revenue due to limitations on our ability to access certain customer sites and complete instrument installations, as well as an impact on consumables revenue from interruptions in certain customer laboratories. We expect these COVID-19 related challenges to continue until these customers return to normal operations.

In view of the pandemic, we have adjusted our operations to expand capacity in our Accelerator Laboratory to support customers whose operations have been disrupted and to sustain clinical trials. We also determined that our cytokine assay technology provides researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19, and began developing a SARS- CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay, and prototyping a high-definition multiplex SARS-CoV-2 serology assay. In December 2020, the Food and Drug Administration (FDA) issued an Emergency Use Authorization (EUA) for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test, and in January 2021, the FDA issued an EUA for our Simoa SARS-CoV-2 N Protein Antigen Test, each of which is run on our HD-X instrument. We currently intend to pursue authorization for additional sample types, including nasal swabs, saliva, and capillary dried blood obtained from a fingerstick. Preliminary clinical research studies suggest the viral antigen may be readily detectable in asymptomatic and pre-symptomatic patients, and we are exploring extending the test to screening applications, home-based sample collection and pooling to enable larger scale testing.

In September 2020, we entered into a workplan 2 award (WP2) with the National Institute of Health (NIH) under the Rapid Acceleration of Diagnostics (RADx) program. This contract, which has a total award value of $18.2 million, is intended to accelerate the continued development, scale-up and deployment of our novel SARS-CoV-2 antigen test. Initial early feasibility of this test was funded in part through the workplan 1 award (WP1) we were granted in June 2020. WP2 supports clinical validation of the test in support of the EUA submissions with the FDA and provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Contract funding is subject to achievement of pre-defined milestones and the contract period runs through September 2021.

The COVID-19 situation remains dynamic and there remains significant uncertainty as to the length and severity of the pandemic, the actions that may be taken by government authorities, the impact to the business of our customers and suppliers, the long-term economic implications and other factors identified in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, financial condition, and operating results.

As of March 31, 2021, we had cash and cash equivalents of $442.7 million. Other than the third quarter of 2020, since inception, we have incurred net losses. Our net loss was $31.5 million, $40.8 million, and $31.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and $10.1 million and $11.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $257.9 million and stockholders' equity of $471.5 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

●	expand our sales and marketing efforts to further commercialize our products;
●	strategically acquire companies or technologies that may be complementary to our business;
●	expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the United States Food and Drug Administration, or FDA, to be medical devices or otherwise subject to additional regulation by the FDA;
●	seek premarket approval, or PMA, or 510(k) clearance, or emergency use authorization, or EUA, from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition;
●	hire additional personnel and continue to grow our employee headcount;
●	enter into collaboration arrangements, if any, or in-license other products and technologies;
●	expand assay kit manufacturing capacity and commercial development readiness in connection with the RADx WP2 contract;
●	add operational, financial and management information systems; and
●	continue to incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,	% of	March 31,	% of		$	%
	2021	revenue	2020	revenue		change	change
Product revenue	$18,248	67%	$9,833	63%		$8,415	86%
Service and other revenue	6,409	24%	5,762	36%		647	11%
Collaboration and license revenue	261	1%	132	1%		129	98%
Grant revenue	2,291	8%	—	—%		2,291	100%
Total revenue	27,209	100%	15,727	100%		11,482	73%
Cost of goods sold:
Cost of product revenue	7,480	27%	6,186	39%		1,294	21%
Cost of service revenue	3,380	12%	2,728	17%		652	24%
Total costs of goods sold and services	10,860	40%	8,914	57%		1,946	22%
Gross profit	16,349	60%	6,813	43%		9,536	140%
Operating expenses:
Research and development	6,683	25%	4,268	27%		2,415	57%
Selling, general, and administrative	19,455	72%	14,273	91%		5,182	36%
Total operating expenses	26,138	96%	18,541	118%		7,597	41%
Loss from operations	(9,789)	(36)%	(11,728)	(75)%		1,939	17%
Interest (expense) income, net	(163)	(1)%	161	1%	`	(324)	(201)%
Other expense, net	(194)	(1)%	(167)	(1)%		(27)	(16)%
Loss before income taxes	(10,146)	(37)%	(11,734)	(75)%		1,588	14%
Income tax benefit	42	—%	124	1%		(82)	(66)%
Net loss	$(10,104)	(37)%	$(11,610)	(74)%		$1,506	13%

Revenue

Total revenue increased by $11.5 million, or 73%, to $27.2 million for the three months ended March 31, 2021 as compared to $15.7 million for the three months ended March 31, 2020. Product revenue consisted of sales of instruments totaling $7.0 million and sales of consumables and other products of $11.3 million for the three months ended March 31, 2021. Product revenue consisted of sales of instruments totaling $3.7 million and sales of consumables and other products totaling $6.1 million for the three months ended March 31, 2020. The increase in product revenue of $8.4 million was primarily due to increased instrument demand during the three months ended March 31, 2021. In addition, as the installed base of instruments increased from March 31, 2020 to March 31, 2021, the consumable sales increased as customers opened from their COVID-19 related shutdowns. The increase in service and other revenue of $0.6 million was primarily due to our increase in service-type warranties and other services related to the increase in installed base of instruments. We had $0.3 million and $0.1 million in collaboration and license revenue during the three months ended March 31, 2021 and 2020, respectively, related to licensing technology and intellectual property. Grant revenue of $2.3 million consisted of revenue related to WP2 recognized during the three months ended March 31, 2021. We did not have any grant revenue during the three months ended March 31, 2020.

Cost of Goods Sold and Services

Cost of product revenue increased by $1.3 million, or 21%, to $7.5 million for the three months ended March 31, 2021 as compared to $6.2 million for the three months ended March 31, 2020. The increase was primarily due to our increase in product revenue. Cost of service revenue increased to $3.4 million for the three months ended March 31, 2021 from $2.7 million for the three months ended March 31, 2020. The increase was primarily due to increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue decreased to 40% of total revenue for the three months ended March 31, 2021 as compared to 57% for the three months ended March 31, 2020, primarily as a result of the significant increase in grant revenue, increased manufacturing efficiencies, and an increase in average selling prices of our instruments.

Research and Development Expense

Research and development expense increased by $2.4 million, or 57%, to $6.7 million for the three months ended March 31, 2021 as compared to $4.3 million for the three months ended March 31, 2020. The increase was primarily due to compensation, development, materials, and other expenses related to work under WP2 incurred during the three months ended March 31, 2021.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased by $5.2 million for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to headcount additions in various departments as we build out our organization to support growth.

Interest (Expense) Income, Net and Other Expense, Net

Interest (expense) income, net and other expense, net was an expense of $0.2 million for the three months ended March 31, 2021, as compared to income of $0.2 million for the three months ended March 31, 2020, primarily due to decreased interest income earned on cash equivalents, as COVID-19 unfavorably impacted interest rates on our cash equivalents during the three months ended March 31, 2021.

Income Tax Benefit

Income tax benefit decreased by $0.1 million for the three months ended March 31, 2021 as compared to the same period in 2020. The change is primarily due to the decrease in the tax benefit recorded on the operating results of our foreign subsidiaries.

Liquidity and Capital Resources

To date, we have financed our operations principally through equity offerings, borrowings from credit facilities and revenue from our commercial operations.

Equity Offerings

On August 6, 2020, we entered into an underwriting agreement Leerink and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 3.0 million shares of common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $97.6 million. We incurred $6.2 million in issuance costs associated with the underwritten public offering, resulting in net proceeds of $91.4 million.

On February 3, 2021, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Leerink, and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of 4,107,142 shares of common stock at a public offering price of $70.00 per share. We received $287.5 million in gross proceeds and approximately $269.7 million in net proceeds.

Loan Facility with Hercules

On April 14, 2014, we executed a loan agreement with Hercules Capital, Inc. (Hercules), as subsequently amended most recently in April 2019. As of March 31, 2021 and December 31, 2020, our outstanding long term debt balance was $7.7 million. The interest rate on this term loan was variable based on a calculation of 8% plus the prime rate less 5.25%, with a minimum interest rate of 8%. Interest was to be paid monthly beginning the month following the borrowing date. Under the amended agreement, we are required to pay the loan principal in four equal installments starting July 1, 2021, with the final principal payment and end of term charge to be made on October 1, 2021.

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

Debt principal repayments, including the end of term fees, due as of March 31, 2021 are (in thousands):

Year ending December 31, 2021	$7,738
$7,738

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(14,089)	$(13,179)
Net cash provided by (used in) investing activities	2,435	(426)
Net cash provided by financing activities	273,313	861
Net increase (decrease) in cash and cash equivalents	$261,659	$(12,744)

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

Net cash used in operating activities was $14.1 million during the three months ended March 31, 2021. The net cash used in operating activities primarily consisted of the net loss of $10.1 million offset by non-cash charges of $3.4 million of stock-based compensation expense and $1.2 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $8.9 million was primarily due to a decrease in accrued compensation and benefits, other accrued expenses and other current liabilities of $5.6 million, and an increase in inventory of $2.3 million.

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

Net Cash Provided by (Used in) Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure and work force. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.

Investing activities provided $2.4 million of cash during the three months ended March 31, 2021 primarily related to $2.5 million in grant proceeds related to WP2.

We used $0.4 million of cash in investing activities during the three months ended March 31, 2020 for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our stock, borrowings from credit facilities, and revenues from our commercial operations.

Financing activities provided $273.3 million of cash during the three months ended March 31, 2021, primarily from $269.7 million in net proceeds from our underwritten public offering during the first quarter of 2021, and $3.1 million in proceeds from common stock option exercises.

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

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of March 31, 2021, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission (SEC) rules.

Critical Accounting Policies, Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of assets and liabilities in our financial statements and accompanying notes. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition, fair value of assets acquired and liabilities assumed in acquisitions, valuation allowances recorded against deferred tax assets, and valuation of inventory. We base estimates and assumptions on historical experience when available and on various factors that we determined to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates as disclosed therein, with the exception of our adoption of recent accounting pronouncements, as discussed below.

Recent Accounting Pronouncements

We adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). See Notes 2 and 7 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

We adopted the FASB ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). See Note 2 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

We adopted the FASB ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12). See Note 2 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2021, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2021, 10,000 warrants were exercised by a consultant on a net, non-cash, basis. Per the terms of the warrant agreement, we issued 7,347 shares of common stock.  The shares were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, because the offer and sale of the shares did not involve a “public offering” as defined in Section 4(a)(2) of the Securities Act, and other applicable requirements were met.

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

QUANTERIX CORPORATION

Dated: May 5, 2021	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: May 5, 2021	By:	/s/ Amol Chaubal
Amol Chaubal
Chief Financial Officer
(principal financial officer and principal accounting officer)