Form 10-Q
period 2021-06-30
Quanterix Corp
filed 2021-08-05
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, the registrant had 36,522,840 shares of common stock, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$430,780	$181,584
Accounts receivable (less allowance for credit losses of $377 and $370 as of June 30, 2021 and December 31, 2020, respectively; including $134 and $172 due from related parties as of June 30, 2021 and December 31, 2020, respectively)	15,430	17,184
Inventory	21,225	14,856
Prepaid expenses and other current assets	9,005	5,981
Total current assets	476,440	219,605
Restricted cash	1,400	1,000
Property and equipment, net	15,778	13,912
Intangible assets, net	12,174	13,716
Goodwill	10,121	10,460
Right-of-use assets	11,754	11,995
Other non-current assets	377	357
Total assets	$528,044	$271,045
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $10 and $14 to related parties as of June 30, 2021 and December 31, 2020, respectively)	$6,862	$6,799
Accrued compensation and benefits	8,919	10,777
Other accrued expenses (including $8 and $1,377 to related parties as of June 30, 2021 and December 31, 2020, respectively)	5,083	4,845
Deferred revenue (including $45 and $90 with related parties as of June 30, 2021 and December 31, 2020, respectively)	6,149	5,421
Current portion of long term debt	7,716	7,673
Short term lease liabilities	1,322	1,234
Other current liabilities	1,624	3,054
Total current liabilities	37,675	39,803
Deferred revenue, net of current portion	740	577
Long term lease liabilities	21,210	21,891
Deferred tax liabilities	2,409	2,649
Total liabilities	62,034	64,920
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of June 30, 2021 and December 31, 2020; issued and outstanding — 36,454,369 and 31,796,544 shares as of June 30, 2021 and December 31, 2020, respectively	37	32
Additional paid-in capital	734,170	451,433
Accumulated other comprehensive income	1,578	2,434
Accumulated deficit	(269,775)	(247,774)
Total stockholders’ equity	466,010	206,125
Total liabilities and stockholders’ equity	$528,044	$271,045

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue (including related party activity of $151 and $186 for the three months ended June 30, 2021 and 2020, respectively, and $243 and $220 for the six months ended June 30, 2021 and 2020, respectively)	$18,676	$6,790	$36,924	$16,623
Service and other revenue (including related party activity of $5 and $21 for the three months ended June 30, 2021 and 2020, respectively, and $29 and $45 for the six months ended June 30, 2021 and 2020, respectively)	5,648	6,317	12,057	12,079
Collaboration and license revenue	105	23	366	155
Grant revenue	942	—	3,233	—
Total revenue	25,371	13,130	52,580	28,857
Costs of goods sold:
Cost of product revenue (including related party activity of $486 and $30 for the three months ended June 30, 2021 and 2020, respectively, and $1,056 and $57 for the six months ended June 30, 2021 and 2020, respectively)	8,114	5,416	15,594	11,602
Cost of service and other revenue (including related party activity of $34 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $51 and $0 for the six months ended June 30, 2021 and 2020, respectively)	3,383	2,501	6,763	5,229
Total costs of goods sold and services	11,497	7,917	22,357	16,831
Gross profit	13,874	5,213	30,223	12,026
Operating expenses:
Research and development (including related party activity of $43 and $23 for the three months ended June 30, 2021 and 2020, respectively, and $51 and $59 for the six months ended June 30, 2021 and 2020, respectively)	6,754	4,312	13,437	8,580
Selling, general and administrative (including related party activity of $9 and $15 for the three months ended June 30, 2021 and 2020, respectively, and $23 and $23 for the six months ended June 30, 2021 and 2020, respectively)	20,788	13,102	40,243	27,375
Total operating expenses	27,542	17,414	53,680	35,955
Loss from operations	(13,668)	(12,201)	(23,457)	(23,929)
Interest (expense) income, net	(165)	(108)	(328)	53
Other income (expense), net	1,977	(11)	1,783	(178)
Loss before income taxes	(11,856)	(12,320)	(22,002)	(24,054)
Income tax (provision) benefit	(41)	18	1	142
Net loss	$(11,897)	$(12,302)	$(22,001)	$(23,912)
Net loss per share, basic and diluted	$(0.33)	$(0.43)	$(0.62)	$(0.85)
Weighted-average common shares outstanding, basic and diluted	36,347,365	28,312,925	35,396,431	28,246,028

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Comprehensive Loss

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(11,897)	$(12,302)	$(22,001)	$(23,912)
Other comprehensive loss:
Cumulative translation adjustment	395	1,174	(856)	127
Total other comprehensive loss	395	1,174	(856)	127
Comprehensive loss	$(11,502)	$(11,128)	$(22,857)	$(23,785)

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(22,001)	$(23,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,344	2,079
Inventory step-up amortization	275	194
Credit loss expense on accounts receivable	20	—
Reduction in the carrying amounts of right-of-use assets	246	108
Stock-based compensation expense	7,036	4,610
Non-cash interest expense	43	43
Loss on disposal of fixed assets	—	69
Changes in operating assets and liabilities:
Accounts receivable	1,740	1,445
Prepaid expenses and other assets	(2,952)	116
Inventory	(6,793)	(3,504)
Other non-current assets	(20)	27
Accounts payable	40	(959)
Accrued compensation and benefits, other accrued expenses and other current liabilities	(3,925)	(1,008)
Contract acquisition costs	(72)	(99)
Operating lease liabilities	(590)	387
Deferred tax liabilities	(120)	(437)
Deferred revenue	891	241
Net cash used in operating activities	(23,838)	(20,600)
Investing activities
Purchases of property and equipment	(7,339)	(1,361)
Proceeds from RADx grant on assets purchased	5,210	—
Net cash used in investing activities	(2,129)	(1,361)
Financing activities
Proceeds from stock options exercised	5,469	1,111
Sale of common stock in underwritten public offering, net	269,718	—
Proceeds from ESPP purchase	519	440
Payments on notes payable	—	(75)
Net cash provided by financing activities	275,706	1,476
Net increase (decrease) in cash and cash equivalents	249,739	(20,485)
Effect of foreign currency exchange rate on cash	(143)	110
Cash, restricted cash, and cash equivalents at beginning of period	182,584	110,181
Cash, restricted cash, and cash equivalents at end of period	$432,180	$89,806
Supplemental cash flow information
Cash paid for interest	$309	$155
Purchases of property and equipment included in accounts payable	$889	$35
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$430,780	$88,806
Restricted cash	$1,400	$1,000
Total cash, cash equivalents, and restricted cash	$432,180	$89,806

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at March 31, 2021	36,294,928	$36	$728,128	$1,183	$(257,878)	$471,469
Exercise of common stock options and vesting of restricted stock	159,441	1	2,392	—	—	2,393
Stock-based compensation expense	—	—	3,650	—	—	3,650
Cumulative translation adjustment	—	—	—	395	—	395
Net loss	—	—	—	—	(11,897)	(11,897)
Balance at June 30, 2021	36,454,369	$37	$734,170	$1,578	$(269,775)	$466,010

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at March 31, 2020	28,243,442	$28	$348,072	$(1,200)	$(227,854)	$119,046
Exercise of common stock options and vesting of restricted stock	137,838	—	615	—	—	615
Stock-based compensation expense	—	—	2,501	—	—	2,501
Cumulative translation adjustment	—	—	—	1,174	—	1,174
Net loss	—	—	—	—	(12,302)	(12,302)
Balance at June 30, 2020	28,381,280	$28	$351,188	$(26)	$(240,156)	$111,034

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at December 31, 2020	31,796,544	$32	$451,433	$2,434	$(247,774)	$206,125
Exercise of common stock options, warrants, and vesting of restricted stock	533,458	1	5,468	—	—	5,469
Sale of common stock in underwritten public offering, net	4,107,142	4	269,714	—	—	269,718
ESPP stock purchase	17,225	—	519	—	—	519
Stock-based compensation expense	—	—	7,036	—	—	7,036
Cumulative translation adjustment	—	—	—	(856)	—	(856)
Net loss	—	—	—	—	(22,001)	(22,001)
Balance at June 30, 2021	36,454,369	$37	$734,170	$1,578	$(269,775)	$466,010

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at December 31, 2019	28,112,201	$28	$345,027	$(153)	$(216,244)	$128,658
Exercise of common stock options and vesting of restricted stock	246,386	—	1,111	—	—	1,111
ESPP stock purchase	22,693	—	440	—	—	440
Stock-based compensation expense	—	—	4,610	—	—	4,610
Cumulative translation adjustment	—	—	—	127	—	127
Net loss	—	—	—	—	(23,912)	(23,912)
Balance at June 30, 2020	28,381,280	$28	$351,188	$(26)	$(240,156)	$111,034

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

Underwritten public offerings

On August 6, 2020, the Company entered into an underwriting agreement with SVB Leerink LLC (Leerink) and Cowen and Company, LLC (Cowen), as representatives of the several underwriters, relating to an underwritten public offering of approximately 3.0 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $97.6 million. The Company incurred $6.2 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $91.4 million.

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

Basis of presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021 (the 2020 Annual Report on Form 10-K). The consolidated financial information as of December 31, 2020 has been derived from the audited 2020 consolidated financial statements included in the 2020 Annual Report on Form 10-K.

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

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2021, the Company did not have any significant uncertain tax positions.

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

Restricted cash

Restricted cash primarily represents collateral for a letter of credit issued as security for the lease for the Company’s headquarters in Billerica, Massachusetts, and to secure the Company’s corporate credit card program. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from June 30, 2021.

Recent accounting pronouncements

The Company is considered to be an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Because the market value of the Company’s common stock that was held by non-affiliates exceeded $700 million as of June 30, 2021, the Company will cease to be an EGC as of December 31, 2021. As a result, starting in 2022, the Company will be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

3. Revenue recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects consideration that the Company expects to be entitled to receive in exchange for these goods and services, incentives and taxes collected from customers that are subsequently remitted to governmental authorities.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2021				June 30, 2021
	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$2,122	$1,630	$2,086	$5,838	$5,878	$4,463	$2,458	$12,799
Consumable and other products	8,812	3,251	775	12,838	15,723	6,744	1,658	24,125
Totals	$10,934	$4,881	$2,861	$18,676	$21,601	$11,207	$4,116	$36,924

Service and other revenues
Service-type warranties	$1,098	$458	$51	$1,607	$2,069	$896	$113	$3,078
Research services	2,728	763	27	3,518	6,286	1,491	39	7,816
Other services	351	172	—	523	807	356	—	1,163
Totals	$4,177	$1,393	$78	$5,648	$9,162	$2,743	$152	$12,057

Collaboration and license revenue
Collaboration and license revenue	$41	$64	$—	$105	$228	$138	$—	$366
Totals	$41	$64	$—	$105	$228	$138	$—	$366

	Three Months Ended				Six Months Ended
	June 30, 2020				June 30, 2020
	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$1,220	$1,009	$535	$2,764	$2,973	$1,735	$1,744	$6,452
Consumable and other products	1,734	1,897	395	4,026	4,658	4,601	912	10,171
Totals	$2,954	$2,906	$930	$6,790	$7,631	$6,336	$2,656	$16,623

Service and other revenues
Service-type warranties	$731	$385	$59	$1,175	$1,479	$764	$111	$2,354
Research services	4,394	513	75	4,982	8,061	595	613	9,269
Other services	75	67	18	160	306	127	23	456
Totals	$5,200	$965	$152	$6,317	$9,846	$1,486	$747	$12,079

Collaboration and license revenue
Collaboration and license revenue	$22	$1	$—	$23	$144	$11	$—	$155
Totals	$22	$1	$—	$23	$144	$11	$—	$155

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

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of June 30, 2021 and 2020 is $6.9 million and $5.4 million, respectively. As of June 30, 2021, of the performance obligations not yet satisfied or partially satisfied, $6.1 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $6.1 million at June 30, 2021 principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company (see Note 13).

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Six Months Ended June 30, 2021
Balance at December 31, 2020	$5,998
Deferral of revenue	3,969
Recognition of deferred revenue	(3,078)
Balance at June 30, 2021	$6,889

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company. The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Six Months Ended June 30, 2021
Balance at December 31, 2020	$248
Deferral of costs to obtain a contract	311
Recognition of costs to obtain a contract	(229)
Balance at June 30, 2021	$330

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2021 and 2020, respectively.

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

On September 29, 2020, the Company entered into a workplan 2 award (WP2) with the NIH under its RADx program. WP2, which has a total award value of $18.2 million, accelerates the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 is based on the achievement of certain milestones, and there is no assurance that the Company can meet all the milestones on a timely basis, if at all. If the Company does not meet all of the milestones, it will not be able access the full $18.2 million in funding under the contract. During the six months ended June 30, 2021 the Company recognized $3.2 million in grant revenue and incurred $2.9 million in research and development expense related to WP2.

The following table summarizes the activity under WP2 (in thousands):

	June 30, 2021	December 31, 2020

Total grant revenue from research and development activities	$7,595	$4,362
Total proceeds used for assets	6,865	826
Total deferred proceeds for assets	996	2,478
Total deferred grant revenue	348	304
Total recognized	$15,804	$7,970

Total recognized	$15,804	$7,970
Total amount accrued	(2,088)	(2,968)
Total cash received	$13,716	$5,002

Total proceeds received	$13,716	$5,002
Total proceeds reasonably assured	4,484	13,198
Total WP2 grant amount	$18,200	$18,200

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	June 30,
	2021	2020
Unvested restricted common stock and restricted stock units	572,132	479,996
Outstanding stock options	2,277,005	2,744,441
Outstanding common stock warrants	—	10,000
Total	2,849,137	3,234,437

As of June 30, 2021 and 2020, the Company had an obligation to issue warrants to purchase an additional 93,341 shares of common stock to a vendor if a contract is terminated prior to a minimum purchase commitment being met. No amounts are presented in the table above for this obligation to issue a warrant as the issuance of the warrant is not considered probable.

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

Fair value measurements as of June 30, 2021 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$162,072	$162,072	$—	$—
	$162,072	$162,072	$—	$—

Fair value measurements as of December 31, 2020 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$162,048	$162,048	$—	$—
	$162,048	$162,048	$—	$—

6. Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$6,573	$5,265
Work in process	4,181	3,306
Finished goods	10,471	6,285
Total	$21,225	$14,856

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

As of June 30, 2021, the Company’s accounts receivable balance was $15.4 million, net of $0.4 million of allowance for credit losses. The following table provides a roll-forward of the allowance for credit losses for the six months ended June 30, 2021 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Balance at January 1, 2021	$370
Credit loss expense	20
Write-offs charged against allowances	(86)
Recoveries collected	73
Balance at June 30, 2021	$377

8. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued inventory purchases	$1,139	$527
Accrued property and equipment purchases	926	670
Accrued royalties	829	1,845
Accrued professional services	781	797
Accrued development costs	571	323
Accrued other	837	683
Total accrued expenses	$5,083	$4,845

9. Warrants, stock-based compensation, stock options, restricted stock and restricted stock units

Warrants

On January 20, 2021, 10,000 warrants were exercised by a holder on a net, non-cash basis. Per the terms of the warrant agreement, the Company issued 7,347 shares of common stock with a value equal to the holder’s gain. The Company had no warrants outstanding as of June 30, 2021.

Stock-based compensation

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product revenue	$96	$49	$186	$85
Cost of service and other revenue	122	80	232	148
Research and development	409	290	808	531
Selling, general, and administrative	3,023	2,082	5,810	3,846
Total	$3,650	$2,501	$7,036	$4,610

In June 2007, the Company adopted the 2007 Stock Option and Grant Plan (the 2007 Plan), under which it could grant incentive stock options, non-qualified options, restricted stock, and stock grants. In connection with the completion of the initial public offering, the Company terminated the 2007 Plan. As of June 30, 2021, options to purchase 728,297 shares were outstanding, and no shares were available for future grant under the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of up to 1,042,314 shares of common stock plus up to 2,490,290 shares of common stock represented by awards granted under the 2007 Plan that are forfeited, expire, or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. As of June 30, 2021, there were 1,621,476 shares available for grant under the 2017 Plan.

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

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). As of December 31, 2020, the 2017 ESPP allowed for the issuance of up to 848,269 shares of common stock. As of June 30, 2021, 1,149,407 shares were available for grant under the 2017 ESPP.

In addition, the 2017 ESPP contains an "evergreen" provision, which allows for an increase in the number of shares of common stock available for issuance under the 2017 ESPP on the first day of each fiscal year beginning with fiscal year 2018. The increase in the number of shares shall be equal to the lowest of: 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 ESPP increased by 318,375 shares on January 1, 2021 due to this provision.

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

		Weighted-average	Remaining contractual	Aggregate intrinsic value
	Options	exercise price	life (in years)	(in thousands)
Outstanding at December 31, 2020	2,494,045	$17.73	7.27	$71,760
Granted	295,241	$68.49
Exercised	(392,379)	$13.93
Cancelled	(119,902)	$33.67
Outstanding at June 30, 2021	2,277,005	$24.13	7.12	$82,090
Vested and expected to vest at June 30, 2021	2,277,005	$24.13	7.12	$82,090
Exercisable at June 30, 2021	1,410,504	$14.42	6.18	$62,395

Using the Black-Scholes option pricing model, the weighted-average fair value of options granted to employees and directors during the six months ended June 30, 2021 and 2020 was $32.30 and $11.76 per share, respectively. The expense related to awards granted to employees was $1.5 million and $3.0 million for the three and six months ended June 30, 2021, respectively. The expense related to awards granted to employees was $1.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively. The intrinsic value of stock options exercised was $3.9 million and $20.2 million for the three and six months ended June 30, 2021, respectively. The intrinsic value of stock options exercised was $1.7 million and $2.7 million for the three and six months ended June 30, 2020, respectively. Activity related to non-employee awards was not material to the three and six months ended June 30, 2021 and 2020.

Restricted stock

Restricted common stock awards represent shares of common stock issued to employees subject to forfeiture if the vesting conditions are not satisfied. Vesting occurs periodically at specified time intervals and specified percentages. No restricted common stock awards were granted or vested during the three and six months ended June 30, 2021. As of June 30, 2021, the Company had 39,806 shares of unvested restricted common stock with a weighted average grant date fair value of $3.12 per share.

Restricted stock units

Restricted stock units (RSUs) represent the right to receive shares of common stock upon meeting specified vesting requirements. In the six months ended June 30, 2021, the Company issued 234,426 RSUs to employees of the Company under the 2017 Plan. Under the terms of the agreements, 161,039 of the RSUs issued are subject to a four-year vesting schedule with 25% vesting on the first anniversary of the grant date and the remaining vesting 75% ratably on a monthly basis over the remaining three years; 53,119 of the RSUs are subject to a three-year vesting schedule with 33% vesting on the first anniversary of the grant date and the remaining vesting ratably on a monthly basis over the remaining two years; 4,540 of the RSUs are subject to a three-year vesting schedule with 33% vesting on the first anniversary of the grant date with the remaining vesting annually on the anniversary of the grant date over the remaining two years; 13,620 of the RSUs vest on December 31, 2021; and 2,108 vested immediately upon grant. A summary of RSU activity is as follows:

		Weighted-average
		grant date
		fair value
	Shares	per share
Unvested RSUs as of December 31, 2020	478,581	$28.08
Granted	234,426	$67.11
Vested	(133,732)	$23.85
Cancelled	(46,949)	$38.35
Unvested RSUs as of June 30, 2021	532,326	$45.42

The expense related to awards granted to employees and directors was $2.0 million and $3.7 million for the three and six months ended June 30, 2021, respectively. The expense related to awards granted to employees and directors was $1.1 million and $2.0 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, there was $22.2 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

10. Leases

The Company is a lessee under leases of offices, lab spaces, and certain office equipment. Some of the Company’s leases include options to extend the lease, and these options are included in the lease term to the extent they are reasonably certain to be exercised.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
Operating leases (in thousands)	2021		2020	2021		2020
Lease Costs (1)
Operating lease costs	$663		$667	$1,334		$1,327
Total lease cost	$663		$667	$1,334		$1,327

Other information
Operating cash flows used for operating leases	$837		$407	$1,683		$832
Weighted average remaining lease term (years)	9.6	years		9.6	years
Weighted average discount rate	9.73%			9.73%

(1) Short-term lease costs and variable lease costs incurred by the Company for the three and six months ended June 30, 2021 and 2020 were not material.

11. Commitments and contingencies

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sublicensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020, the Company recorded royalty expense of $0.4 million, $0.2 million, $0.8 million, and $0.4 million, respectively, in cost of product revenue on the consolidated statements of operations.

Supply agreement

The Company’s supply agreement with STRATEC Biomedical required the Company to purchase a minimum number of commercial units over a seven-year period that ended in May 2021. Based on the number of commercial instruments purchased as of June 30, 2021, the Company has satisfied its required minimum purchase amount per the supply agreement.

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

12. Notes payable

Loan agreement

On April 14, 2014, the Company executed a loan agreement with a lender, as subsequently amended. As of June 30, 2021, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on the greater of 8% or 8% plus the prime rate less 5.25%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The loan agreement also contains prepayment penalties and an end of term charge. Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt. Under the amended agreement, the Company is required to pay the loan principal in four equal installments starting July 1, 2021, with the final payment and end of term charge to be made on October 1, 2021.

As of June 30, 2021, debt payment obligations due based on principal payments are as follows (in thousands):

2021	$7,688
Total	$7,688

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $0.1 million or less for each of the three and six months ended June 30, 2021 and 2020.

13. Collaboration and license arrangements

The Company has entered into certain licenses with other companies for use of the Company’s technology. These licenses have royalty components which the Company earns and recognizes as collaboration and license revenue throughout the year. The Company recognized revenue of $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and less than $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, associated with these licenses.

As of June 30, 2021 and December 31, 2020, the Company had $0.5 million of deferred revenue related to ongoing negotiations with a diagnostics company.

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

The Abbott License Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature. The Abbott License Agreement became effective upon signing and will continue until expiration of the last-to-expire Licensed Patent, or the agreement is earlier terminated. Under the terms of the Abbott License Agreement, the Company and Abbott each have the right to terminate the agreement for uncured material breach by, or insolvency of, the other party. Abbott may also terminate the Abbott License Agreement at any time without cause upon 60 days’ notice.

During the three and six months ended June 30, 2021, the Company recognized no revenue under the Abbott License Agreement.

14. Employee benefit plans

The Company sponsors a 401(k) savings plan for its employees. The Company may make discretionary contributions for each 401(k) plan year. During the three and six months ended June 30, 2021, the Company made contributions of $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2020, the Company made contributions of $0.2 million and $0.3 million, respectively.

15. Goodwill and acquired intangible assets

As of June 30, 2021, the carrying amount of goodwill was $10.1 million. The following is a rollforward of the Company’s goodwill balance (in thousands):

Goodwill
Balance as of December 31, 2020	$10,460
Cumulative translation adjustment	(339)
Balance as of June 30, 2021	$10,121

Acquired intangible assets as of June 30, 2021 consist of the following (in thousands):

		June 30, 2021
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(3,060)	$860	$10,800	6.50
Developed technology	7	1,650	(1,159)	—	491	3.59
Customer relationships	8.5 - 10	1,360	(706)	7	661	6.58
Non-compete agreements	5.5	340	(136)	18	222	3.50
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(5,111)	$885	$12,174

Acquired intangible assets as of December 31, 2020 consist of the following (in thousands):

		December 31, 2020
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(2,296)	$1,374	$12,078	6.99
Developed technology	7	1,650	(1,036)	—	614	4.09
Customer relationships	8.5 - 10	1,360	(618)	12	754	7.08
Non-compete agreements	5.5	340	(102)	31	269	3.99
Trade names	3	50	(49)	—	1	0.08
Total		$16,400	$(4,101)	$1,417	$13,716

The Company recorded amortization expense of $0.5 million and $1.0 million for three and six months ended June 30, 2021, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2020, respectively. Amortization relating to developed technology is recorded within research and development expenses, amortization of customer relationships is recorded within selling, general, and administrative expenses, amortization of trade names is recorded within selling, general and administrative expenses, amortization of non-compete agreements is recorded within selling, general, and administrative expenses, and amortization of know-how is recorded within cost of product revenue.

Future estimated amortization expense of acquired intangible assets as of June 30, 2021 is as follows (in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
Current year (2021)	$1,002
2022	1,930
2023	1,848
2024	1,733
2025	1,617
Thereafter	4,044
$12,174

16. Related party transactions

The Company entered into the License Agreement for certain intellectual property with Tufts (see Note 11). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. During the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020, the Company recorded royalty expense of $0.4 million, $0.8 million, $0.2 million, and $0.4 million respectively, in cost of product revenue on the consolidated statements of operations.

During the year ended December 31, 2017, Harvard University became a related party because a member of the Company’s Board of Directors is affiliated with Harvard University. Revenue recorded from sales to Harvard University and its affiliates was $0.2 million for each of the three and six months ended June 30, 2021. Revenue recorded from sales to Harvard University and its affiliates was less than $0.1 million for each of the three and six months ended June 30, 2020.

17. Accumulated other comprehensive income (loss)

The following shows the changes in the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2021 and 2020 which consisted of only foreign currency translation adjustments for the periods shown (in thousands):

		Accumulated
	Cumulative	Other
	Translation	Comprehensive
	Adjustment	Income
Balance - December 31, 2020	$2,434	$2,434
Current period accumulated other comprehensive loss	(856)	(856)
Balance - June 30, 2021	$1,578	$1,578

		Accumulated
	Cumulative	Other
	Translation	Comprehensive
	Adjustment	Loss
Balance - December 31, 2019	$(153)	$(153)
Current period accumulated other comprehensive loss	127	127
Balance - June 30, 2020	$(26)	$(26)

18. Subsequent events

The Company had no significant subsequent events for the period June 30, 2021 through the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC). In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Special Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q.

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

We currently sell most of our products for life science research, primarily to laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, China, Czech Republic, India, Israel, Japan, Lebanon, Mexico, Qatar, Saudi Arabia, Singapore, South Korea, and Taiwan.

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

We are subject to ongoing uncertainty concerning the SARS-CoV-2 (COVID-19) pandemic, including its length and severity and its effect on our business. During the first and second quarters of 2020, we implemented a resiliency plan focused on the health and safety of our employees and maintaining continuity of our operations. We saw an impact on instrument revenue due to limitations on our ability to access certain customer sites and complete instrument installations, as well as an impact on consumables revenue from interruptions in certain customer laboratories through the first quarter of 2021. As customers began returning to normal operations in the second quarter of 2021, we have seen less of an impact related to COVID-19 related shutdowns. However, we expect COVID-19 related challenges to continue for the foreseeable future and potentially increase if variants result in new shutdowns.

In view of the COVID-19 pandemic, we have adjusted our operations to expand capacity in our Accelerator Laboratory to support customers whose operations have been disrupted and to sustain clinical trials. We also determined that our cytokine assay technology provides researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19, and began developing a SARS- CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay, and prototyping a high-definition multiplex SARS-CoV-2 serology assay. In December 2020, the United States Food and Drug Administration (FDA) issued an Emergency Use Authorization (EUA) for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test, and in January 2021, the FDA issued an EUA for our Simoa SARS-CoV-2 N Protein Antigen Test, each of which is run on our HD-X instrument. We are currently in the final stages of working with the FDA to extend our authorization for additional sample types, including nasal swabs, and saliva, as well as extending our EUA label to include asymptomatic testing and validation of the test in detecting all variants of concern, including the COVID-19 Delta variant. We are exploring extending the test to home-based sample collection and pooling to enable larger scale testing.

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

The COVID-19 situation remains dynamic and there still remains significant uncertainty as to the length and severity of the pandemic, the actions that may be taken by government authorities, the impact to the business of our customers and suppliers, the long-term economic implications and other factors identified in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, financial condition, and operating results.

As of June 30, 2021, we had cash and cash equivalents of $430.8 million. Other than the third quarter of 2020, since inception, we have incurred net losses. Our net loss was $31.5 million, $40.8 million, and $31.5 million for the years ended December 31, 2020, 2019, and 2018, respectively, and $22.0 million and $23.9 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $269.8 million and stockholders' equity of $466.0 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

●	expand our sales and marketing efforts to further commercialize our products;
●	strategically acquire companies or technologies that may be complementary to our business;
●	expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the FDA, to be medical devices or otherwise subject to additional regulation by the FDA;
●	seek premarket approval (PMA) 510(k) clearance, or EUA, from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition;
●	hire additional personnel and continue to grow our employee headcount;
●	enter into collaboration arrangements, if any, or in-license other products and technologies;
●	expand assay kit manufacturing capacity and commercial development readiness in connection with WP2;
●	add operational, financial and management information systems; and
●	continue to incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,	% of	June 30,	% of		$	%
	2021	revenue	2020	revenue		change	change
Product revenue	$18,676	74%	$6,790	52%		$11,886	175%
Service and other revenue	5,648	22%	6,317	48%		(669)	(11)%
Collaboration and license revenue	105	—%	23	—%		82	357%
Grant revenue	942	4%	—	—%		942	100%
Total revenue	25,371	100%	13,130	100%		12,241	93%
Cost of goods sold:
Cost of product revenue	8,114	32%	5,416	41%		2,698	50%
Cost of service revenue	3,383	13%	2,501	19%		882	35%
Total costs of goods sold and services	11,497	45%	7,917	60%		3,580	45%
Gross profit	13,874	55%	5,213	40%		8,661	166%
Operating expenses:
Research and development	6,754	27%	4,312	33%		2,442	57%
Selling, general, and administrative	20,788	82%	13,102	100%		7,686	59%
Total operating expenses	27,542	109%	17,414	133%		10,128	58%
Loss from operations	(13,668)	(54)%	(12,201)	(93)%		(1,467)	(12)%
Interest expense, net	(165)	(1)%	(108)	(1)%	`	(57)	(53)%
Other income (expense), net	1,977	8%	(11)	—%		1,988	18,073%
Loss before income taxes	(11,856)	(47)%	(12,320)	(94)%		464	4%
Income tax (provision) benefit	(41)	—%	18	—%		(59)	(328)%
Net loss	$(11,897)	(47)%	$(12,302)	(94)%		$405	3%

Revenue

Total revenue increased by $12.2 million, or 93%, to $25.4 million for the three months ended June 30, 2021 as compared to $13.1 million for the three months ended June 30, 2020. Product revenue consisted of sales of instruments totaling $5.8 million and sales of consumables and other products of $12.8 million for the three months ended June 30, 2021. Product revenue consisted primarily of sales of instruments totaling $2.8 million and sales of consumables and other products of $4.0 million for the three months ended June 30, 2020. The increase in product revenue of $11.9 million was primarily due to the increased ability to install instruments as customer sites reopened from COVID-19 related shutdowns that impacted results from operations during the three months ended June 30, 2020. In addition, as the installed base of instruments increased from June 30, 2020 to June 30, 2021, the consumable sales increased as customers opened from COVID-19 related shutdowns. The decrease in service and other revenue of $0.7 million was primarily due to a decrease in our research services revenue as customers were better able to perform services themselves as their sites reopened from COVID-19 related shutdowns, as well as open headcount within our services personnel. We had $0.1 million and less than $0.1 million in collaboration and license revenue during the three months ended June 30, 2021 and 2020, respectively, related to licensing technology and intellectual property. Grant revenue of $0.9 million consisted of revenue related to WP2 recognized during the three months ended June 30, 2021. We did not have any grant revenue during the three months ended June 30, 2020.

Cost of Goods Sold and Services

Cost of product revenue increased by $2.7 million, or 50%, to $8.1 million for the three months ended June 30, 2021 as compared to $5.4 million for the three months ended June 30, 2020. The increase was primarily due to our increase in volume of product revenue. Cost of service revenue increased to $3.4 million for the three months ended June 30, 2021 from $2.5 million for the three months ended June 30, 2020. The increase was primarily due to increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue decreased to 45% of total revenue for the three months ended June 30, 2021 as compared to 60% for the three months ended June 30, 2020, primarily as a result of the significant increase in grant revenue, increased manufacturing efficiencies, and an increase in average selling prices of our instruments.

Research and Development Expense

Research and development expense increased by $2.4 million, or 57%, to $6.8 million for the three months ended June 30, 2021 as compared to $4.3 million for the three months ended June 30, 2020. The increase was primarily due to compensation, development, materials, and other expenses related to work under WP2 incurred during the three months ended June 30, 2021, as well as increased overall headcount in research and development.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased by $7.7 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase was primarily due to headcount additions in various departments as we build out our organization to support growth.

Interest Expense, Net and Other Income (Expense), Net

Interest expense, net and other income (expense), net was income of $1.8 million for the three months ended June 30, 2021, as compared to expense of $0.1 million for the three months ended June 30, 2020, primarily due to other income of $2.1 million recognized during the three months ended June 30, 2021 related to an employee retention tax credit established under the Coronavirus Aid, Relief, and Economic Securities Act (CARES Act).

Income Tax (Provision) Benefit

Income tax provision was less than $0.1 million for the three months ended June 30, 2021 as compared to a benefit of less than $0.1 million for the same period in 2020. The change is primarily due to a tax provision recorded on the operating results of our foreign subsidiaries during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,	% of	June 30,	% of		$	%
	2021	revenue	2020	revenue		change	change
Product revenue	$36,924	70%	$16,623	57%		$20,301	122%
Service and other revenue	12,057	23%	12,079	42%		(22)	—%
Collaboration and license revenue	366	1%	155	1%		211	136%
Grant revenue	3,233	6%	—	—%		3,233	—%
Total revenue	52,580	100%	28,857	100%		23,723	82%
Cost of goods sold:
Cost of product revenue	15,594	30%	11,602	40%		3,992	34%
Cost of service revenue	6,763	13%	5,229	18%		1,534	29%
Total costs of goods sold, services, and licenses	22,357	43%	16,831	58%		5,526	33%
Gross profit	30,223	57%	12,026	42%		18,197	151%
Operating expenses:
Research and development	13,437	26%	8,580	30%		4,857	57%
Selling, general, and administrative	40,243	77%	27,375	95%		12,868	47%
Total operating expense	53,680	102%	35,955	125%		17,725	49%
Loss from operations	(23,457)	(45)%	(23,929)	(82)%		472	2%
Interest (expense) income, net	(328)	(1)%	53	—%	`	(381)	(719)%
Other income (expense), net	1,783	3%	(178)	(1)%		1,961	1,102%
Loss before income taxes	(22,002)	(42)%	(24,054)	(83)%		2,052	9%
Income tax benefit	1	—%	142	—%		(141)	(99)%
Net loss	$(22,001)	(42)%	$(23,912)	(83)%		$1,911	8%

Revenue

Total revenue increased by $23.7 million, or 82%, to $52.6 million for the six months ended June 30, 2021 as compared to $28.9 million for the six months ended June 30, 2020. Product revenue consisted of sales of instruments totaling $12.8 million and sales of consumables and other products of $24.1 million for the six months ended June 30, 2021. Product revenue consisted primarily of sales of instruments totaling $6.5 million and sales of consumables and other products of $10.1 million for the six months ended June 30, 2020. The increase in product revenue of $20.3 million was primarily due to the increased ability to install instruments as customer sites reopened from COVID-19 related shutdowns that impacted results from operations during the six months ended June 30, 2020. In addition, as the installed base of instruments increased from June 30, 2020 to June 30, 2021, the consumable sales increased as customers opened from COVID-19 related shutdowns. The decrease in service and other revenue of less than $0.1 million was primarily due to a decrease in our research services revenue as customers were better able to perform services themselves as their sites reopened from COVID-19 related shutdowns, as well as open headcount within our services personnel. We had $0.4 million and $0.2 million in collaboration and license revenue during the six months ended June 30, 2021 and 2020, respectively, related to licensing technology and intellectual property. Grant revenue of $3.2 million consisted of revenue related to WP2 recognized during the six months ended June 30, 2021. We did not have any grant revenue during the six months ended June 30, 2020.

Cost of Goods Sold and Services

Cost of product revenue increased by $4.0 million, or 34%, to $15.6 million for the six months ended June 30, 2021 as compared to $11.6 million for the six months ended June 30, 2020. The increase was primarily due to our increase in volume of product revenue. Cost of service revenue increased to $6.8 million for the six months ended June 30, 2021 from $5.2 million for the six months ended June 30, 2020. The increase was primarily due to increased personnel costs from the build out of our field service organization. Overall cost of goods sold as a percentage of revenue decreased to 43% of total revenue for the six months ended June 30, 2021 as compared to 58% for the six months ended June 30, 2020, primarily as a result of the significant increase in grant revenue, increased manufacturing efficiencies, and an increase in average selling prices of our instruments.

Research and Development Expense

Research and development expense increased by $4.9 million, or 57%, to $13.4 million for the six months ended June 30, 2021 as compared to $8.6 million for the six months ended June 30, 2020. The increase was primarily due to compensation, development, materials, and other expenses related to work under WP2 incurred during the six months ended June 30, 2021, as well as increased overall headcount in research and development.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased by $12.9 million for the six months ended June 30, 2021 as compared to the same period in 2020. The increase was primarily due to headcount additions in various departments as we build out our organization to support growth.

Interest (Expense) Income, Net and Other Income (Expense), Net

Interest (expense) income, net and other income (expense), net was income of $1.5 million for the six months ended June 30, 2021, as compared to expense of $0.1 million for the six months ended June 30, 2020, primarily due to other income of $2.1 million recognized during the six months ended June 30, 2021 related to an employee retention tax credit established under the CARES Act.

Income Tax Benefit

Income tax benefit decreased by $0.1 million for the six months ended June 30, 2021 as compared to the same period in 2020. The change is primarily due to the decrease in the tax benefit recorded on the operating results of our foreign subsidiaries.

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

Loan Facility with Hercules

On April 14, 2014, we executed a loan agreement with Hercules Capital, Inc. (Hercules), as subsequently amended most recently in April 2019. As of June 30, 2021 and December 31, 2020, our outstanding long term debt balance was $7.7 million. The interest rate on this term loan was variable based on a calculation of 8% plus the prime rate less 5.25%, with a minimum interest rate of 8%. Interest was to be paid monthly beginning the month following the borrowing date. Under the amended agreement, we are required to pay the loan principal in four equal installments starting July 1, 2021, with the final principal payment and end of term charge to be made on October 1, 2021.

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

Debt principal repayments, including the end of term fees, due as of June 30, 2021 are (in thousands):

Year ending December 31, 2021	$7,738
$7,738

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(23,838)	$(20,600)
Net cash used in investing activities	(2,129)	(1,361)
Net cash provided by financing activities	275,706	1,476
Net increase (decrease) in cash and cash equivalents	$249,739	$(20,485)

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

Net cash used in operating activities was $23.8 million during the six months ended June 30, 2021. The net cash used in operating activities primarily consisted of the net loss of $22.0 million offset by non-cash charges of $7.0 million of stock-based compensation expense and $2.3 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $11.8 million was primarily due to an increase in inventory of $6.8 million, a decrease in accrued compensation and benefits, other accrued expenses and other current liabilities of $3.9 million, and an increase in prepaid expenses and other assets of $3.0 million, offset by a decrease in accounts receivable of $1.7 million.

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

We used $2.1 million of cash during the six months ended June 30, 2021, primarily related to $7.3 million in purchases of property and equipment, offset by $5.2 million in grant proceeds related to WP2.

We used $1.4 million of cash in investing activities during the six months ended June 30, 2020, for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our stock, borrowings from credit facilities, and revenues from our commercial operations.

Financing activities provided $275.7 million of cash during the six months ended June 30, 2021, primarily from $269.7 million in net proceeds from our underwritten public offering during the first quarter of 2021, and $5.5 million in proceeds from common stock option exercises.

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

Contractual Obligations and Commitments

As of June 30, 2021, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2020. We are considered to be an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Because the market value of our common stock that was held by non-affiliates exceeded $700 million as of June 30, 2021, we will cease to be an EGC as of December 31, 2021. As a result, starting in 2022, we will be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2021, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1		Employment Agreement between Dr. Masoud Toloue and the Company dated May 10, 2021.		X	5/11/2021	001-38319

10.2		Employment Agreement between Michael Doyle and the Company dated June 22, 2021.		X	6/28/2021	001-38319

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

	.SCH	XBRL Taxonomy Extension Schema Document.	X

	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

	.DEF	XBRL Taxonomy Extension Definition.	X

	.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

	PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: August 5, 2021	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chairman, President and Chief Executive Officer
(principal executive officer)

Dated: August 5, 2021	By:	/s/ Michael Doyle
Michael Doyle
Chief Financial Officer
(principal financial officer and principal accounting officer)