Form 10-Q
period 2021-09-30
Quanterix Corp
filed 2021-11-04
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 36,648,018 shares of common stock, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$410,747	$181,584
Accounts receivable (less allowance for credit losses of $645 and $370 as of September 30, 2021 and December 31, 2020, respectively; including $170 and $172 due from related parties as of September 30, 2021 and December 31, 2020, respectively)	18,434	17,184
Inventory	22,794	14,856
Prepaid expenses and other current assets	7,454	5,981
Total current assets	459,429	219,605
Restricted cash	1,658	1,000
Property and equipment, net	16,466	13,912
Intangible assets, net	11,374	13,716
Goodwill	9,903	10,460
Right-of-use assets	11,626	11,995
Other non-current assets	384	357
Total assets	$510,840	$271,045
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $25 and $14 to related parties as of September 30, 2021 and December 31, 2020, respectively)	$5,824	$6,799
Accrued compensation and benefits	9,176	10,777
Other accrued expenses (including $19 and $1,377 to related parties as of September 30, 2021 and December 31, 2020, respectively)	5,875	4,845
Deferred revenue (including $56 and $90 with related parties as of September 30, 2021 and December 31, 2020, respectively)	5,743	5,421
Current portion of long term debt	1,993	7,673
Short term lease liabilities	1,374	1,234
Other current liabilities	1,205	3,054
Total current liabilities	31,190	39,803
Deferred revenue, net of current portion	929	577
Long term lease liabilities	20,845	21,891
Deferred tax liabilities	2,362	2,649
Total liabilities	55,326	64,920
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of September 30, 2021 and December 31, 2020; issued and outstanding — 36,574,132 and 31,796,544 shares as of September 30, 2021 and December 31, 2020, respectively	37	32
Additional paid-in capital	739,862	451,433
Accumulated other comprehensive income	1,051	2,434
Accumulated deficit	(285,436)	(247,774)
Total stockholders’ equity	455,514	206,125
Total liabilities and stockholders’ equity	$510,840	$271,045

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue (including related party activity of $111 and $126 for the three months ended September 30, 2021 and 2020, respectively, and $354 and $398 for the nine months ended September 30, 2021 and 2020, respectively)	$20,662	$11,662	$57,586	$28,285
Service and other revenue (including related party activity of $17 and $26 for the three months ended September 30, 2021 and 2020, respectively, and $46 and $71 for the nine months ended September 30, 2021 and 2020, respectively)	5,898	6,552	17,955	18,631
Collaboration and license revenue	120	11,246	486	11,401
Grant revenue	1,009	1,929	4,242	1,929
Total revenue	27,689	31,389	80,269	60,246
Costs of goods sold:
Cost of product revenue (including related party activity of $295 and $39 for the three months ended September 30, 2021 and 2020, respectively, and $1,351 and $116 for the nine months ended September 30, 2021 and 2020, respectively)	8,639	6,387	24,233	17,989
Cost of service and other revenue (including related party activity of $16 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $67 and $0 for the nine months ended September 30, 2021 and 2020, respectively)	3,806	2,896	10,569	8,125
Cost of collaboration and license revenue (including related party activity of $0 and $1,000 for the three months ended September 30, 2021 and 2020, respectively, and $0 and $1,000 for the nine months ended September 30, 2021 and 2020, respectively)	—	1,000	—	1,000
Total costs of goods sold, services, and licenses	12,445	10,283	34,802	27,114
Gross profit	15,244	21,106	45,467	33,132
Operating expenses:
Research and development (including related party activity of $454 and $95 for the three months ended September 30, 2021 and 2020, respectively, and $505 and $154 for the nine months ended September 30, 2021 and 2020, respectively)	6,807	5,377	20,244	13,957
Selling, general and administrative (including related party activity of $70 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $93 and $23 for the nine months ended September 30, 2021 and 2020, respectively)	23,670	13,451	63,913	40,826
Total operating expenses	30,477	18,828	84,157	54,783
(Loss) income from operations	(15,233)	2,278	(38,690)	(21,651)
Interest expense, net	(90)	(160)	(418)	(107)
Other (expense) income, net	(305)	(26)	1,478	(204)
(Loss) income before income taxes	(15,628)	2,092	(37,630)	(21,962)
Income tax (expense) benefit	(33)	111	(32)	253
Net (loss) income	$(15,661)	$2,203	$(37,662)	$(21,709)
Net (loss) income per share, basic	$(0.43)	$0.07	$(1.05)	$(0.75)
Weighted-average common shares outstanding, basic	36,518,177	30,139,157	35,774,455	28,881,716
Net (loss) income per share, diluted	$(0.43)	$0.07	$(1.05)	$(0.75)
Weighted-average common shares outstanding, diluted	36,518,177	31,386,439	35,774,455	28,881,716

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(15,661)	$2,203	$(37,662)	$(21,709)
Other comprehensive (loss) income:
Cumulative translation adjustment	(527)	760	(1,383)	887
Total other comprehensive (loss) income	(527)	760	(1,383)	887
Comprehensive (loss) income	$(16,188)	$2,963	$(39,045)	$(20,822)

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(37,662)	$(21,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,566	3,187
Inventory step-up amortization	275	670
Credit loss expense on accounts receivable	286	—
Reduction in the carrying amounts of right-of-use assets	364	204
Stock-based compensation expense	11,044	6,970
Non-cash interest expense	65	65
Loss on disposal of fixed assets	—	120
Changes in operating assets and liabilities:
Accounts receivable	(1,556)	(15,360)
Prepaid expenses and other assets	(1,395)	(5)
Inventory	(8,431)	(3,505)
Other non-current assets	(3)	182
Accounts payable	(972)	(187)
Accrued compensation and benefits, other accrued expenses and other current liabilities	(2,737)	2,117
Contract acquisition costs	(123)	(99)
Operating lease liabilities	(902)	515
Other non-current liabilities	(108)	(177)
Deferred revenue	674	(1,007)
Net cash used in operating activities	(37,615)	(28,019)
Investing activities
Purchases of property and equipment	(11,163)	(2,149)
Proceeds from RADx grant on assets purchased	7,019	—
Net cash used in investing activities	(4,144)	(2,149)
Financing activities
Proceeds from stock options exercised	6,607	1,943
Sale of common stock in underwritten public offering, net	269,718	91,404
Proceeds from ESPP purchase	1,065	888
Payments on notes payable	(5,744)	(75)
Net cash provided by financing activities	271,646	94,160
Net increase in cash and cash equivalents	229,887	63,992
Effect of foreign currency exchange rate on cash	(66)	(11)
Cash, restricted cash, and cash equivalents at beginning of period	182,584	110,181
Cash, restricted cash, and cash equivalents at end of period	$412,405	$174,162
Supplemental cash flow information
Cash paid for interest	$389	$468
Purchases of property and equipment included in accounts payable and other accrued expenses	$306	$358
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$410,747	$173,162
Restricted cash	$1,658	$1,000
Total cash, cash equivalents, and restricted cash	$412,405	$174,162

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

(Unaudited)

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at June 30, 2021	36,454,369	$37	$734,170	$1,578	$(269,775)	$466,010
Exercise of common stock options and vesting of restricted stock	107,951	—	1,138	—	—	1,138
ESPP stock purchase	11,812	—	546	—	—	546
Stock-based compensation expense	—	—	4,008	—	—	4,008
Cumulative translation adjustment	—	—	—	(527)	—	(527)
Net loss	—	—	—	—	(15,661)	(15,661)
Balance at September 30, 2021	36,574,132	$37	$739,862	$1,051	$(285,436)	$455,514

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at June 30, 2020	28,381,280	$28	$351,188	$(26)	$(240,156)	$111,034
Exercise of common stock options and vesting of restricted stock	130,302	1	831	—	—	832
Sale of common stock in underwritten public offering, net	3,048,774	3	91,401	—	—	91,404
ESPP stock purchase	23,153	—	448	—	—	448
Stock-based compensation expense	—	—	2,360	—	—	2,360
Cumulative translation adjustment	—	—	—	760	—	760
Net income	—	—	—	—	2,203	2,203
Balance at September 30, 2020	31,583,509	$32	$446,228	$734	$(237,953)	$209,041

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at December 31, 2020	31,796,544	$32	$451,433	$2,434	$(247,774)	$206,125
Exercise of common stock options, warrants, and vesting of restricted stock	641,409	1	6,606	—	—	6,607
Sale of common stock in underwritten public offering, net	4,107,142	4	269,714	—	—	269,718
ESPP stock purchase	29,037	—	1,065	—	—	1,065
Stock-based compensation expense	—	—	11,044	—	—	11,044
Cumulative translation adjustment	—	—	—	(1,383)	—	(1,383)
Net loss	—	—	—	—	(37,662)	(37,662)
Balance at September 30, 2021	36,574,132	$37	$739,862	$1,051	$(285,436)	$455,514

				Accumulated
			Additional	other		Total
	Common	Common	paid-in	comprehensive	Accumulated	stockholders’
	stock shares	stock value	capital	income (loss)	deficit	equity
Balance at December 31, 2019	28,112,201	$28	$345,027	$(153)	$(216,244)	$128,658
Exercise of common stock options and vesting of restricted stock	376,688	1	1,942	—	—	1,943
Sale of common stock in underwritten public offering, net	3,048,774	3	91,401	—	—	91,404
ESPP stock purchase	45,846	—	888	—	—	888
Stock-based compensation expense	—	—	6,970	—	—	6,970
Cumulative translation adjustment	—	—	—	887	—	887
Net loss	—	—	—	—	(21,709)	(21,709)
Balance at September 30, 2020	31,583,509	$32	$446,228	$734	$(237,953)	$209,041

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

The Company launched its first immunoassay platform, the Simoa HD-1 (HD-1), in 2014. The HD-1 is a fully automated immunoassay bead-based platform with multiplexing and custom assay capability, and related assay test kits and consumable materials. In the fourth quarter of 2017, the Company launched a second bead-based immunoassay platform (SR-X) with a more compact footprint than the HD-1 and less automation designed for lower volume requirements while still allowing multiplexing and custom assay capability. The Company initiated an early-access program for its third instrument (SP-X) on the new Simoa planar array platform in January 2019, with the full commercial launch commencing in April 2019. In July 2019, the Company launched the Simoa HD-X, an upgraded version of the HD-1 and phased out the HD-1. The HD-X has been designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The Company began shipping and installing HD-X instruments at customer locations in the third quarter of 2019. The Company also performs research services on behalf of customers to apply the Simoa technology to specific customer needs. The Company's customers are primarily in the research use only market, which includes academic and governmental research institutions, the research and development laboratories of pharmaceutical manufacturers, contract research organizations, and specialty research laboratories.

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

Basis of presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented and have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021 (the 2020 Annual Report on Form 10-K).

2. Significant accounting policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of Quanterix Corporation and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. In making those estimates and assumptions, the Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. The Company’s significant estimates included in the preparation of the consolidated financial statements are related to revenue recognition, fair value of assets acquired and liabilities assumed in acquisitions, and valuation of inventory. Actual results could differ from those estimates.

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

The Company accounts for uncertain tax positions in accordance with the provisions of Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2021, the Company did not have any significant uncertain tax positions.

Restricted cash

Restricted cash primarily represents collateral for a letter of credit issued as security for the lease for the Company’s headquarters in Billerica, Massachusetts, and to secure the Company’s corporate credit card program. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from September 30, 2021.

Recent accounting pronouncements

The Company is considered to be an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Since the market value of the Company’s common stock that was held by non-affiliates exceeded $700 million as of June 30, 2021, the Company will cease to be an EGC as of December 31, 2021. As a result, starting in 2022, the Company will be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Service and other revenue

Service revenues are composed of contract research services, initial implied one-year service-type warranties, extended services contracts and other services such as training. Contract research services are provided through the Company’s Accelerator Laboratory and generally consist of fixed fee contracts. Revenues from contract research services are recognized at a point in time when the Company completes and delivers its research report on each individually completed study, or over time if the contractual provisions allow for the collection of transaction consideration for costs incurred plus a reasonable margin through the period of performance of the services. Revenues from service-type warranties are recognized ratably over the contract service period. For contract research services recognized over time, the Company uses the output method to measure the progress toward the complete satisfaction of the performance obligations. Revenues from other services are immaterial.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2021				September 30, 2021
	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$3,492	$1,644	$1,338	$6,474	$9,370	$6,107	$3,796	$19,273
Consumable and other products	8,915	4,483	790	14,188	24,638	11,227	2,448	38,313
Totals	$12,407	$6,127	$2,128	$20,662	$34,008	$17,334	$6,244	$57,586

Service and other revenues
Service-type warranties	$1,112	$556	$66	$1,734	$3,181	$1,452	$179	$4,812
Research services	2,998	604	50	3,652	9,285	2,095	89	11,469
Other services	465	47	—	512	1,271	403	—	1,674
Totals	$4,575	$1,207	$116	$5,898	$13,737	$3,950	$268	$17,955

Collaboration and license revenue
Collaboration and license revenue	$73	$47	$—	$120	$301	$185	$—	$486
Totals	$73	$47	$—	$120	$301	$185	$—	$486

	Three Months Ended				Nine Months Ended
	September 30, 2020				September 30, 2020
	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$2,587	$1,332	$570	$4,489	$5,560	$3,067	$2,314	$10,941
Consumable and other products	4,108	2,523	542	7,173	8,766	7,124	1,454	17,344
Totals	$6,695	$3,855	$1,112	$11,662	$14,326	$10,191	$3,768	$28,285

Service and other revenues
Service-type warranties	$811	$372	$50	$1,233	$2,290	$1,136	$161	$3,587
Research services	4,083	762	64	4,909	12,144	1,357	677	14,178
Other services	247	143	20	410	553	270	43	866
Totals	$5,141	$1,277	$134	$6,552	$14,987	$2,763	$881	$18,631

Collaboration and license revenue
Collaboration and license revenue	$11,244	$2	$—	$11,246	$11,388	$13	$—	$11,401
Totals	$11,244	$2	$—	$11,246	$11,388	$13	$—	$11,401

The Company’s contracts with customers may include promises to transfer multiple products and services to a customer. The Company combines any performance obligations that are immaterial with one or more other performance obligations that are material to the contract. For arrangements with multiple performance obligations, the Company allocates the contract transaction price, including discounts, to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company determines standalone selling prices based on prices charged to customers in observable transactions and uses a range of amounts to estimate standalone selling prices for each performance obligation. The

Company may have more than one range of standalone selling price for certain products and services based on the pricing for different customer classes.

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

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of September 30, 2021 and 2020 is $6.7 million and $4.2 million, respectively. As of September 30, 2021, of the performance obligations not yet satisfied or partially satisfied, $5.7 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $5.7 million at September 30, 2021 principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company (see Note 13).

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$5,998
Deferral of revenue	5,486
Recognition of deferred revenue	(4,812)
Balance at September 30, 2021	$6,672

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company. The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$248
Deferral of costs to obtain a contract	558
Recognition of costs to obtain a contract	(435)
Balance at September 30, 2021	$371

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2021 and 2020, respectively.

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

On September 29, 2020, the Company entered into a workplan 2 award (WP2) with the NIH under its RADx program. WP2, which has a total award value of $18.2 million, accelerates the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 is based on the achievement of certain milestones, and there is no assurance that the Company can meet all the milestones on a timely basis, if at all. If the Company does not meet all of the milestones, it will not be able access the full $18.2 million in funding under the contract. During the nine months ended September 30,

2021 the Company recognized $4.2 million in grant revenue and incurred $3.4 million in research and development expense related to WP2.

The following table summarizes the activity under WP2 from inception of the award as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

Total grant revenue from research and development activities	$8,604	$4,362
Total proceeds used for assets	7,773	826
Total deferred proceeds for assets	—	2,478
Total deferred grant revenue	975	304
Total recognized	$17,352	$7,970

Total recognized	$17,352	$7,970
Total amount accrued	(1,063)	(2,968)
Total cash received	$16,289	$5,002

Total proceeds received	$16,289	$5,002
Total proceeds reasonably assured	1,911	13,198
Total WP2 grant amount	$18,200	$18,200

4. Net (loss) income per share

A reconciliation of basic and diluted shares is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(15,661)	$2,203	$(37,662)	$(21,709)
Basic weighted average common shares outstanding	36,518,177	30,139,157	35,774,455	28,881,716
Weighted average common equivalent shares	—	1,247,282	—	—
Diluted weighted average common shares outstanding	36,518,177	31,386,439	35,774,455	28,881,716
Basic net (loss) income per share	$(0.43)	$0.07	$(1.05)	$(0.75)
Diluted net (loss) income per share	$(0.43)	$0.07	$(1.05)	$(0.75)

The following common share equivalents have been excluded from the calculation of diluted net (loss) income per share as their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Unvested restricted common stock and restricted stock units	607,118	1,260	607,118	453,212
Outstanding stock options	2,244,295	100,735	2,244,295	2,633,486
Outstanding common stock warrants	—	—	—	10,000
Total	2,851,413	101,995	2,851,413	3,096,698

5. Fair value of financial instruments

Fair value measurements as of September 30, 2021 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$162,083	$162,083	$—	$—
	$162,083	$162,083	$—	$—

Fair value measurements as of December 31, 2020 are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
Description	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$162,048	$162,048	$—	$—
	$162,048	$162,048	$—	$—

6. Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$9,025	$5,265
Work in process	4,243	3,306
Finished goods	9,526	6,285
Total	$22,794	$14,856

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

The following table provides a roll-forward of the allowance for credit losses for the nine months ended September 30, 2021 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Balance at January 1, 2021	$370
Credit loss expense	286
Write-offs charged against allowances	(11)
Balance at September 30, 2021	$645

8. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued inventory purchases	$763	$527
Accrued property and equipment purchases	306	670
Accrued royalties	664	1,845
Accrued professional services	2,202	797
Accrued development costs	356	323
Accrued other	1,584	683
Total accrued expenses	$5,875	$4,845

9. Stock-based compensation

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product revenue	$96	$54	$282	$139
Cost of service and other revenue	115	84	347	232
Research and development	440	289	1,248	820
Selling, general, and administrative	3,357	1,933	9,167	5,779
Total	$4,008	$2,360	$11,044	$6,970

As of September 30, 2021, there was $38.2 million of total unrecognized compensation cost related to unvested RSUs and stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

10. Leases

The Company is a lessee under leases of offices, lab spaces, and certain office equipment. Some of the Company’s leases include options to extend the lease, and these options are included in the lease term to the extent they are reasonably certain to be exercised.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under Topic 842, Leases and other information pertaining to the Company’s operating leases:

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating leases (in thousands)	2021		2020	2021		2020
Lease costs (1)
Operating lease costs	$663		$667	$1,997		$1,994
Total lease cost	$663		$667	$1,997		$1,994

Other information
Operating cash flows used for operating leases	$849		$428	$2,532		$1,260
Weighted average remaining lease term (years)	8.9	years		8.9	years
Weighted average discount rate	9.73%			9.73%

(1) Short-term lease costs and variable lease costs incurred by the Company for the three and nine months ended September 30, 2021 and 2020 were not material.

11. Commitments and contingencies

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sublicensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay low single digit royalties on direct sales and services and a royalty on sublicense income, as well as an annual maintenance fee that is credited against royalties payable. During the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020, the Company recorded royalty expense of $0.2 million, $0.3 million, $1.0 million, and $0.8 million, respectively, in cost of product revenue on the consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company incurred $1.0 million in cost of collaboration and license revenue owed to Tufts related to sublicensing certain technology and intellectual property to Abbott Laboratories (see Note 13).

Supply agreement

The Company’s supply agreement with STRATEC Biomedical required the Company to purchase a minimum number of commercial units over a seven-year period that ended in May 2021, and the Company has satisfied its required minimum purchase amount per the supply agreement through the contract period.

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

12. Notes payable

Loan agreement

On April 14, 2014, the Company executed a loan agreement with a lender, as subsequently amended. As of September 30, 2021, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on the greater of 8% or 8% plus the prime rate less 5.25%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The loan agreement also contains prepayment penalties and an end of term charge. Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt. Under the amended agreement, the Company was required to pay the loan principal in four equal installments starting July 1, 2021, with the final payment and end of term charge to be made on October 1, 2021.

As of September 30, 2021, debt payment obligations due based on principal payments are as follows (in thousands):

2021	$1,943
Total	$1,943

Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $0.1 million or less for each of the three and nine months ended September 30, 2021 and 2020.

13. Collaboration and license arrangements

The Company has entered into certain licenses with other companies for use of the Company’s technology. These licenses have royalty components which the Company earns and recognizes as collaboration and license revenue throughout the year. The Company recognized revenue of $0.1 million and $0.5 million for three and nine months ended September 30, 2021, respectively, and less than $0.1 and $0.2 million during the three and nine months ended September 30, 2020, respectively, associated with these licenses.

During the three and nine months ended September 30, 2020, the Company recognized $1.2 million of previously deferred revenue as a result of entering into a license agreement with a diagnostics company. As of September 30, 2021 and December 31, 2020, the Company had $0.5 million of deferred revenue related to ongoing negotiations with a diagnostics company.

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

During the three and nine months ended September 30, 2021, the Company recognized no revenue under the Abbott License Agreement. During the three and nine months ended September 30, 2020, the Company recognized within collaboration and license revenue $10.0 million related to the initial license fee under the Abbott license Agreement.

14. Goodwill and acquired intangible assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2020	$10,460
Cumulative translation adjustment	(557)
Balance as of September 30, 2021	$9,903

Acquired intangible assets consist of the following (in thousands):

		September 30, 2021
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(3,442)	$570	$10,128	6.24
Developed technology	7	1,650	(1,218)	—	432	3.34
Customer relationships	8.5 - 10	1,360	(749)	5	616	6.33
Non-compete agreements	5.5	340	(153)	11	198	3.24
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(5,612)	$586	$11,374

		December 31, 2020
		Gross		Cumulative	Net	Weighted
	Estimated Useful	Carrying	Accumulated	Translation	Carrying	Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(2,296)	$1,374	$12,078	6.99
Developed technology	7	1,650	(1,036)	—	614	4.09
Customer relationships	8.5 - 10	1,360	(618)	12	754	7.08
Non-compete agreements	5.5	340	(102)	31	269	3.99
Trade names	3	50	(49)	—	1	0.08
Total		$16,400	$(4,101)	$1,417	$13,716

The Company recorded amortization expense of $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2020, respectively.

Future estimated amortization expense of acquired intangible assets as of September 30, 2021 is as follows (in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
Current year (2021)	$501
2022	1,930
2023	1,848
2024	1,733
2025	1,617
Thereafter	3,745
$11,374

15. Related party transactions

The Company entered into the License Agreement for certain intellectual property with Tufts (see Note 11). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. During the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, the Company recorded royalty expense of $0.2 million, $1.0 million, $0.3 million, and $0.8 million respectively, in cost of product revenue on the consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company also incurred $1.0 million in cost of collaboration and license revenue owed to Tufts related to sublicensing certain technology and intellectual property to Abbott.

During the year ended December 31, 2017, Harvard University became a related party because a member of the Company’s Board of Directors is affiliated with Harvard University. Revenue recorded from sales to Harvard University and its affiliates was $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively. Revenue recorded from sales to Harvard University and its affiliates was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2020, respectively.

16. Accumulated other comprehensive income (loss)

The following shows the changes in the components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2021 and 2020 which consisted of only foreign currency translation adjustments for the periods shown (in thousands):

		Accumulated
	Cumulative	Other
	Translation	Comprehensive
	Adjustment	Income
Balance - December 31, 2020	$2,434	$2,434
Current period accumulated other comprehensive loss	(1,383)	(1,383)
Balance - September 30, 2021	$1,051	$1,051

		Accumulated
	Cumulative	Other
	Translation	Comprehensive
	Adjustment	Income (loss)
Balance - December 31, 2019	$(153)	$(153)
Current period accumulated other comprehensive income	887	887
Balance - September 30, 2020	$734	$734

17. Subsequent events

On October 1, 2021, the Company made the final principal payment, including end of term fees of $2.0 million related to the loan agreement (see Note 12).

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

We commercially launched our first immunoassay platform, the Simoa HD-1 (HD-1), in January 2014. The HD-1 is based on our bead-based technology, and assays run on the HD-1 are fully automated. We initiated commercial launch of the SR-X instrument in December 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-1 in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of applications. In July 2019, we launched the Simoa HD-X, an upgraded version of the HD-1, which replaces the HD-1. The HD-X has been designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. We began shipping and installing HD-X instruments at customer locations in the third quarter of 2019. As the installed base of the Simoa instruments increases, total consumables revenue overall is expected to increase. We believe that consumables revenue should be subject to less period-to-period fluctuation than our instrument sales revenue and will become an increasingly important contributor to our overall revenue.

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

In view of the COVID-19 pandemic, we have adjusted our operations to expand capacity in our Accelerator Laboratory to support customers whose operations have been disrupted and to sustain clinical trials. We also determined that our cytokine assay technology provides researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19, and began developing a SARS- CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay, and prototyping a high-definition multiplex SARS-CoV-2 serology assay. In December 2020, the United States Food and Drug Administration (FDA) issued an Emergency Use Authorization (EUA) for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test, and in January 2021, the FDA issued an EUA for our Simoa SARS-CoV-2 N Protein Antigen Test, each of which is run on our HD-X instrument. In September 2021, the FDA expanded the EUA for our Simoa SARS-CoV-2 N Protein Antigen Test to include testing with nasal swabs and saliva and for asymptomatic serial testing with nasal swab samples. We are exploring extending the test to home-based sample collection and pooling to enable larger scale testing.

In September 2020, we entered into a workplan 2 award (WP2) with the National Institute of Health (NIH) under the Rapid Acceleration of Diagnostics (RADx) program. This contract, which has a total award value of $18.2 million, is intended to accelerate the continued development, scale-up and deployment of our novel SARS-CoV-2 antigen test. Initial early feasibility of this test was funded in part through the workplan 1 award (WP1) we were granted in June 2020. WP2 supports clinical validation of the test in support of the EUA submissions with the FDA and provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Contract funding is subject to achievement of pre-defined milestones and the contract period runs through March 2022.

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

As of September 30, 2021, we had cash and cash equivalents of $410.7 million. Other than the third quarter of 2020, since inception, we have incurred net losses. Our net loss was $15.7 million and $37.7 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $285.4 million and stockholders' equity of $455.5 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

●	expand our sales and marketing efforts to further commercialize our products;
●	strategically acquire companies or technologies that may be complementary to our business;
●	expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the FDA, to be medical devices or otherwise subject to additional regulation by the FDA;
●	seek premarket approval (PMA) 510(k) clearance, or EUA, from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition;
●	hire additional personnel and continue to grow our employee headcount;
●	enter into collaboration arrangements, if any, or in-license other products and technologies;
●	expand assay kit manufacturing capacity and commercial development readiness in connection with WP2;
●	add operational, financial and management information systems; and
●	continue to incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,	% of	September 30,	% of		$	%
	2021	revenue	2020	revenue		change	change
Product revenue	$20,662	75%	$11,662	38%		$9,000	77%
Service and other revenue	5,898	21%	6,552	21%		(654)	(10)%
Collaboration and license revenue	120	—%	11,246	36%		(11,126)	(99)%
Grant revenue	1,009	4%	1,929	6%		(920)	(48)%
Total revenue	27,689	100%	31,389	100%		(3,700)	(12)%
Cost of goods sold:
Cost of product revenue	8,639	31%	6,387	20%		2,252	35%
Cost of service revenue	3,806	14%	2,896	9%		910	31%
Cost of collaboration and license revenue	—	—%	1,000	3%		(1,000)	(100)%
Total costs of goods sold, services, and licenses	12,445	45%	10,283	33%		2,162	21%
Gross profit	15,244	55%	21,106	67%		(5,862)	(28)%
Operating expenses:
Research and development	6,807	25%	5,377	17%		1,430	27%
Selling, general, and administrative	23,670	85%	13,451	43%		10,219	76%
Total operating expenses	30,477	110%	18,828	60%		11,649	62%
(Loss) income from operations	(15,233)	(55)%	2,278	7%		(17,511)	(769)%
Interest expense, net	(90)	—%	(160)	(1)%	`	70	44%
Other expense, net	(305)	(1)%	(26)	—%		(279)	(1,073)%
(Loss) income before income taxes	(15,628)	(56)%	2,092	7%		(17,720)	(847)%
Income tax (expense) benefit	(33)	(1)%	111	—%		(144)	(130)%
Net (loss) income	$(15,661)	(57)%	$2,203	7%		$(17,864)	(811)%

Revenue

Total revenue decreased by $3.7 million, or 12%, to $27.7 million for the three months ended September 30, 2021 as compared to $31.4 million for the three months ended September 30, 2020. Product revenue consisted of sales of instruments totaling $6.5 million and sales of consumables and other products of $14.2 million for the three months ended September 30, 2021. Product revenue consisted primarily of sales of instruments totaling $4.5 million and sales of consumables and other products of $7.2 million for the three months ended September 30, 2020. The increase in product revenue of $9.0 million was primarily due to the increased ability to install instruments as customer sites reopened from COVID-19 related shutdowns that impacted results from operations during the three months ended September 30, 2020. In addition, as the installed base of instruments increased from September 30, 2020 to September 30, 2021, the consumable sales increased as customers opened from COVID-19 related shutdowns. The decrease in service and other revenue of $0.7 million was primarily due to a decrease in our research services revenue as customers were better able to perform services themselves as their sites reopened from COVID-19 related shutdowns, as well as open headcount within our services personnel. We had $0.1 million and $11.2 million in collaboration and license revenue during the three months ended September 30, 2021 and 2020, respectively, related to licensing technology and intellectual property. We had $11.2 million in collaboration and license revenue during the three months ended September 30, 2020 primarily related to entering into the Abbott License Agreement. Grant revenue of $1.0 million and $1.9 million consisted of revenue related to WP2 recognized during the three months ended September 30, 2021 and revenue related to WP1 recognized during the three months ended September 30, 2020, respectively.

Cost of Goods Sold, Services, and Licenses

Cost of product revenue increased by $2.3 million, or 35%, to $8.6 million for the three months ended September 30, 2021 as compared to $6.4 million for the three months ended September 30, 2020. The increase was primarily due to our increase in volume of product revenue. Cost of service revenue increased to $3.8 million for the three months ended September 30, 2021 from $2.9 million for the three months ended September 30, 2020. The increase was primarily due to increased personnel costs from the build out of our field service organization. Cost of collaboration and license revenue of $1.0 million resulted from the sublicensing of certain technology and intellectual property to Abbott during the three months ended September 30, 2020. Overall cost of goods sold as a percentage of revenue increased to 45% of total revenue for the three months ended September 30, 2021 as compared to 33% for the three months ended September 30, 2020, primarily as a result of the $1.0 million in cost of collaboration and license revenue incurred during the three months ended September 30, 2020 for royalties paid to Tufts related to the Abbott License Agreement.

Research and Development Expense

Research and development expense increased by $1.4 million, or 27%, primarily due to increased overall headcount in research and development as we build out our organization to support growth.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased by $10.2 million for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to headcount additions and other spending increases in various departments as we build out our organization to support growth.

Interest Expense, Net and Other Expense, Net

Interest expense, net and other expense, net was an expense of $0.4 million for the three months ended September 30, 2021, as compared to expense of $0.2 million for the three months ended September 30, 2020.

Income Tax (Expense) Benefit

Income tax expense was less than $0.1 million for the three months ended September 30, 2021, as compared to a benefit of $0.1 million for the same period in 2020. Income tax expense (benefit) primarily consists of a tax provision recorded on the operating results of our foreign subsidiaries.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,	% of	September 30,	% of		$	%
	2021	revenue	2020	revenue		change	change
Product revenue	$57,586	72%	$28,285	47%		$29,301	104%
Service and other revenue	17,955	22%	18,631	31%		(676)	(4)%
Collaboration and license revenue	486	1%	11,401	19%		(10,915)	(96)%
Grant revenue	4,242	5%	1,929	3%		2,313	120%
Total revenue	80,269	100%	60,246	100%		20,023	33%
Cost of goods sold:
Cost of product revenue	24,233	30%	17,989	30%		6,244	35%
Cost of service revenue	10,569	13%	8,125	13%		2,444	30%
Cost of collaboration and license revenue	—	—%	1,000	2%		(1,000)	(100)%
Total costs of goods sold, services, and licenses	34,802	43%	27,114	45%		7,688	28%
Gross profit	45,467	57%	33,132	55%		12,335	37%
Operating expenses:
Research and development	20,244	25%	13,957	23%		6,287	45%
Selling, general, and administrative	63,913	80%	40,826	68%		23,087	57%
Total operating expense	84,157	105%	54,783	91%		29,374	54%
Loss from operations	(38,690)	(48)%	(21,651)	(36)%		(17,039)	(79)%
Interest expense, net	(418)	(1)%	(107)	—%	`	(311)	(291)%
Other income (expense), net	1,478	2%	(204)	—%		1,682	825%
Loss before income taxes	(37,630)	(47)%	(21,962)	(36)%		(15,668)	(71)%
Income tax (expense) benefit	(32)	—%	253	—%		(285)	(113)%
Net loss	$(37,662)	(47)%	$(21,709)	(36)%		$(15,953)	(73)%

Revenue

Total revenue increased by $20.0 million, or 33%, to $80.3 million for the nine months ended September 30, 2021 as compared to $60.2 million for the nine months ended September 30, 2020. Product revenue consisted of sales of instruments totaling $19.3 million and sales of consumables and other products of $38.3 million for the nine months ended September 30, 2021. Product revenue consisted primarily of sales of instruments totaling $10.9 million and sales of consumables and other products of $17.3 million for the nine months ended September 30, 2020. The increase in product revenue of $29.3 million was primarily due to the increased ability to install instruments as customer sites reopened from COVID-19 related shutdowns that impacted results from operations during the nine months ended September 30, 2020. In addition, as the installed base of instruments increased from September 30, 2020 to September 30, 2021, the consumable sales increased as customers opened from COVID-19 related shutdowns. The decrease in service and other revenue of $0.7 million was primarily due to a decrease in our research services revenue as customers were better able to perform services themselves as their sites reopened from COVID-19 related shutdowns, as well as open headcount within our services personnel. We had $0.5 million and $11.4 million in collaboration and license revenue during the nine months ended September 30, 2021 and 2020, respectively, related to licensing technology and intellectual property. We had $11.2 million in collaboration and license revenue during the nine months ended September 30, 2020 primarily related to entering into the Abbott License Agreement. Grant revenue of $4.2 million and $1.9 million consisted of revenue related to WP2 recognized during the nine months ended September 30, 2021 and revenue related to WP1 recognized during the nine months ended September 30, 2020, respectively.

Cost of Goods Sold, Services, and Licenses

Cost of product revenue increased by $6.2 million, or 35%, to $24.2 million for the nine months ended September 30, 2021 as compared to $18.0 million for the nine months ended September 30, 2020. The increase was primarily due to our increase in volume of product revenue. Cost of service revenue increased to $10.6 million for the nine months ended September 30, 2021 from $8.1 million for the nine months ended September 30, 2020. The increase was primarily due to increased personnel costs from the build out of our field service organization. Cost of collaboration and license revenue of $1.0 million resulted from the licensing of certain technology and intellectual property to Abbott during the nine months ended September 30, 2020. Overall cost of goods sold as a percentage of revenue decreased to 43% of total revenue for the nine months ended September 30, 2021 as compared to 45% for the nine months ended September 30, 2020, primarily as a result of the increase in grant revenue, increased manufacturing efficiencies, and an increase in average selling prices of our instruments.

Research and Development Expense

Research and development expense increased by $6.3 million, or 45%, to $20.2 million for the nine months ended September 30, 2021 as compared to $14.0 million for the nine months ended September 30, 2020. The increase was primarily due to compensation, development, materials, and other expenses related to work under WP2 incurred during the nine months ended September 30, 2021, as well as increased overall headcount in research and development as we build out our organization to support growth.

Selling, General, and Administrative Expense

Selling, general and administrative expense increase by $23.1 million for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to headcount additions and other spending increases in various departments as we build out our organization to support growth.

Interest Expense, Net and Other Income (Expense), Net

Interest expense, net and other income (expense), net was income of $1.1 million for the nine months ended September 30, 2021, as compared to expense of $0.3 million for the nine months ended September 30, 2020, primarily due to other income of $2.1 million recognized during the nine months ended September 30, 2021 related to an employee retention tax credit established under the Coronavirus Aid, Relief, and Economic Securities Act.

Income Tax (Expense) Benefit

Income tax expense was less than $0.1 million for the nine months ended September 30, 2021, as compared a benefit of $0.3 million for the same period in 2020. The change is primarily due to the decrease in the tax benefit recorded on the operating results of our foreign subsidiaries.

Liquidity and Capital Resources

To date, we have financed our operations principally through equity offerings, borrowings from credit facilities and revenue from our commercial operations.

Equity Offerings

On August 6, 2020, we entered into an underwriting agreement with SVB Leerink, LLC (Leerink) and Cowen and Company, LLC (Cowen), as representatives of the several underwriters, relating to an underwritten public offering of approximately 3.0 million shares of common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $97.6 million. We incurred $6.2 million in issuance costs associated with the underwritten public offering, resulting in net proceeds of $91.4 million.

On February 3, 2021, we entered into an underwriting agreement with Goldman Sachs & Co. LLC, Leerink, and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of 4,107,142 shares of common stock at a public offering price of $70.00 per share. We received $287.5 million in gross proceeds and approximately $269.7 million in net proceeds.

Loan Facility with Hercules

On April 14, 2014, we executed a loan agreement with Hercules Capital, Inc. (Hercules), as subsequently amended most recently in April 2019. As of September 30, 2021 and December 31, 2020, our outstanding long term debt balance was $2.0 million and $7.7 million, respectively. The interest rate on this term loan was variable based on a calculation of 8% plus the prime rate less 5.25%, with a minimum interest rate of 8%. Interest was to be paid monthly beginning the month following the borrowing date. Under the amended agreement, we are required to pay the loan principal in four equal installments starting July 1, 2021, with the final principal payment and end of term charge to be made on October 1, 2021. On October 1, 2021, we made the final principal payment, including end of term fees, of $2.0 million related to the loan agreement.

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(37,615)	$(28,019)
Net cash used in investing activities	(4,144)	(2,149)
Net cash provided by financing activities	271,646	94,160
Net increase in cash and cash equivalents	$229,887	$63,992

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

Net cash used in operating activities was $37.6 million during the nine months ended September 30, 2021. The net cash used in operating activities primarily consisted of the net loss of $37.7 million offset by non-cash charges of $11.0 million of stock-based compensation expense and $3.6 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $15.6 million was primarily due to an increase in inventory of $8.4 million, a decrease in accrued compensation and benefits, other accrued expenses and other current liabilities of $2.7 million, and an increase in accounts receivable of $1.6 million.

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

We used $4.1 million of cash during the nine months ended September 30, 2021 primarily related to $11.2 million in purchases of property and equipment, offset by $7.0 million in grant proceeds related to WP2.

We used $2.1 million of cash in investing activities during the nine months ended September 30, 2020 for the purchase of property and equipment

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our stock, borrowings from credit facilities, and revenues from our commercial operations.

Financing activities provided $271.6 million of cash during the nine months ended September 30, 2021, primarily from $269.7 million in net proceeds from our underwritten public offering during the first quarter of 2021, and $6.6 million in proceeds from common stock option exercises, offset by $5.7 million in payments on notes payable.

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

Contractual Obligations and Commitments

As of September 30, 2021, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies, Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of assets and liabilities in our financial statements and accompanying notes. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition, fair value of assets acquired and liabilities assumed in acquisitions, and valuation of inventory. We base estimates and assumptions on historical experience when available and on various factors that we determined to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 to our unaudited condensed consolidated financial statements included in the quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2021, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

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

QUANTERIX CORPORATION

Dated: November 4, 2021	By:	/s/ E. Kevin Hrusovsky
E. Kevin Hrusovsky
Chairman and Chief Executive Officer
(principal executive officer)

Dated: November 4, 2021	By:	/s/ Michael Doyle
Michael Doyle
Chief Financial Officer
(principal financial officer and principal accounting officer)