Form 10-K
period 2021-12-31
Quanterix Corp
filed 2022-03-01
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on The Nasdaq Global Market on such date, was approximately $2.1 billion.

As of February 23, 2022, the registrant had 36,847,340 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the implementation of our business model and strategic plans for our business, products and services;
●	the potential size of the markets and fields addressable by our Simoa technology platforms;
●	the commercialization and adoption of our existing products and services and the success of our new product and service offerings;
●	our ability to develop additional assays, including multiplexed assays;
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and our needs for additional financing;
●	the ability of our Simoa technology’s sensitivity to improve existing diagnostics and to enable the development of new diagnostic tests and tools;
●	the potential of our Simoa technology in the field of companion diagnostics and its adoption by healthcare professionals;
●	the impact of our Simoa technology on proteomic research;
●	the usefulness of the data generated by our Simoa technology in the life science research, diagnostic and precision health screening fields; and
●	our financial performance.

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

Service Marks, Trademarks and Trade Names

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Quanterix Corporation and its subsidiaries. “Quanterix,” “Simoa,” “Simoa HD-X,” “Simoa HD-1,” “SR-X,” “SP-X”, “HD-X Analyzer”, “HD-1 Analyzer” and our logo are our trademarks. All other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

iii

PART I

Item 1. BUSINESS

Overview

We are a life sciences company that has developed next-generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. Our platforms are based on our proprietary digital “Simoa” detection technology. Our Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations. These capabilities provide our customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. We believe this greater insight will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention.

We believe that our Simoa platforms are among the most sensitive commercially available multiplex protein detection platforms and significantly advance ELISA technology, which has been the industry standard for protein detection for over 40 years. Furthermore, we believe the HD-X is the most sensitive commercially available automated multiplex protein detection platform. Proteins are complex molecules that are required for the structure, function and regulation of the body’s tissues and organs, and are the functional units that carry out specific tasks in every cell. The human body contains approximately 20,000 genes, each of which can produce multiple proteins. It is estimated that these 20,000 genes can produce over 100,000 different proteins, of which at least 10,000 are known to be secreted in blood. Researchers and clinicians rely extensively on protein biomarkers for use as research and clinical tools. However, normal physiological levels of many proteins are not detectable in easily accessible blood samples using conventional, analog immunoassay technologies, and many of these technologies can only detect proteins once they have reached levels that reflect more advanced disease or injury. For many other low abundance proteins, these technologies cannot detect proteins even at disease- or injury-elevated levels. We believe that Simoa’s sensitivity offers a new way to monitor healthy individuals and detect proteins associated with nascent disease or injury early in the disease cascade, which holds the key to intervention before disease or injury has advanced to the point where more significant clinical signs and symptoms have appeared.

Our Simoa platforms have achieved significant scientific validation and commercial adoption. Simoa technology has been cited in approximately 1,600 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology, cardiology, infectious disease and inflammation. Our growing customer base is comprised of over 1,120 customers across our end markets and includes 22 of the 25 largest biopharmaceutical companies.

Our Products and Services

Our proprietary Simoa technology is based on traditional enzyme-linked immunosorbent assay (ELISA) technology, which has been the most widely used method of detection of proteins for over 40 years. Given our target customers’ familiarity with the core ELISA technology, we believe this offers us a significant competitive advantage. Our Simoa bead-based platform differs, however, from conventional ELISA in its ability to trap single molecules in tiny microwells, 40 trillionths of a milliliter, that are 2.5 billion times smaller than traditional ELISA wells, allowing for an analysis and digital readout of each individual molecule, which is not possible with conventional ELISA technology. This ability is the key to our bead-based technology’s unprecedented sensitivity. In addition, in January 2018, we acquired Aushon BioSystems, Inc. (Aushon) and its proprietary sensitive planar array detection technology. Leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms, we further refined this planar array technology to provide the same Simoa sensitivity found in our Simoa bead-based platform. We currently offer the following three Simoa instruments, which we believe are among the most sensitive multiplex protein detection platforms commercially available today:

●	HD-X: We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (our first Simoa instrument which was launched in January 2014) that was designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X is based on our bead-based technology, and assays run on the HD-X are fully automated.
●	SR-X: We commercially launched our SR-X instrument in December 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-X in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of potential applications.
●	SP-X: We commercially launched our SP-X instrument in April 2019. The SP-X is based on our Simoa planar array technology, which allows for significantly greater multiplexing capabilities, and is, we believe, ideal for oncology and immunology applications.

The current menu of approximately 80 analyte-specific single-plex and multi-plex bead-based assay kits includes assays for biomarkers in the areas of neurology, infectious disease, immunology, oncology and cardiology for both human and mouse samples. The current menu of Simoa planar array reagent kits includes approximately 120 biomarkers ranging from 1-10 analytes per assay in the areas of immunology and oncology research. We intend to continue to increase the number of Simoa biomarker assays across our platforms. In addition, both the bead-based platform and the planar array platform allow ease and flexibility in assay design, enabling our customers to develop their own in-house assays, called “homebrew” assays.

We also provide contract research services for customers through our CLIA-certified Accelerator Laboratory. The Accelerator Laboratory provides customers with access to Simoa technology, and supports multiple projects and services, including sample testing, homebrew assay development and custom assay development. To date, we have completed over 1,700 projects for approximately 400 customers from all over the world using our Simoa platforms. In addition to being an important source of revenue, we have also found the Accelerator Laboratory to be a significant catalyst for placing additional instruments, as a number of customers for whom we have provided contract research services have subsequently purchased an instrument from us.

In view of the COVID-19 pandemic, in 2020 we adjusted our operations to expand capacity in our Accelerator Laboratory to support customers whose operations have been disrupted and to sustain clinical trials. We also determined that our cytokine assay technology could provide researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19, and began developing a SARS- CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay and prototyping a high-definition multiplex SARS-CoV-2 serology assay. In December 2020, the United States Food and Drug Administration (FDA) issued an Emergency Use Authorization (EUA) for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test, and in January 2021, the FDA issued an EUA for our Simoa SARS-CoV-2 N Protein Antigen Test, each of which is run on our HD-X instrument. In September 2021, the FDA expanded the EUA for our Simoa SARS-CoV-2 N Protein Antigen Test to include testing with nasal swabs and saliva and for asymptomatic serial testing with nasal swab samples. We are exploring extending the test to home-based sample collection and pooling to enable larger scale testing.

In August 2019, we completed the acquisition of UmanDiagnostics AB (Uman), a company located in Umeå, Sweden, that supplies neurofilament light (Nf-L) antibodies and Nf-L ELISA kits. Uman’s Nf-L antibodies are widely recognized by researchers and biopharmaceutical and diagnostics companies world-wide as the premier solution for the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions. Since we commercially launched the first assay that could reliably measure Nf-L in blood using Uman’s antibodies and our Simoa technology in 2017, Nf-L has seen dramatic growth as a neurological biomarker. This innovation allowed research, previously limited primarily to cerebrospinal fluid (CSF), to expand significantly and has led many of the world’s foremost neurology researchers and clinicians to conclude that Nf-L may be one of the most clinically relevant brain biomarkers available today. Despite significant efforts by us and others to identify or develop an alternative source of antibodies, we believe the Uman Nf-L antibodies remain the best-in-class for highly sensitive and specific Nf-L detection in serum or plasma. The superiority of the Uman antibodies is evidenced by the fact that, to date over 600 publications relating to the detection of Nf-L in serum or plasma have used the Uman antibodies. The Uman acquisition secured the Nf-L antibody supply critical to our industry-leading ultrasensitive Simoa Nf-L assays and services, provided us with additional revenue opportunities via the sale of the Nf-L antibodies and Nf-L ELISA kits, and positioned us to capitalize on significant growth opportunities with Nf-L applications in Alzheimer’s disease, multiple sclerosis, and other neurodegenerative conditions.

We sell our instruments, consumables and services to the life science, pharmaceutical and diagnostics industries through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets. In addition, we sell Uman’s Nf-L antibodies and Nf-L ELISA kits directly, and in conjunction with a distributor worldwide. We have an extensive base of customers in world class academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, using our technology to gather information to better understand human health.

Our Market Opportunities

Our commercial strategy is to pursue the application of our Simoa technology to the life science research/drug trial, diagnostics and precision health screening markets.

Life Science Research/Drug Trial Markets

Our initial target market is the large and growing life science research and drug trial markets, which we sometimes refer to collectively as the translational market. We have chosen these markets to target initially because we believe there is reduced regulatory and reimbursement risk. We believe our Simoa platforms are well-positioned to capture a significant share of these markets because of superior sensitivity, automated workflow capabilities, multiplexing and the ability to work with a broader range of sample types. By substantially lowering the limit of detection of protein biomarkers, our Simoa platforms hold significant potential to expand research into the diseases associated with the thousands of proteins that were previously undetectable, as well as into earlier detection of the proteins currently detectable by other technologies only after they have reached levels that reflect more advanced disease or injury.

In addition, as pharmaceutical companies look for ways to more efficiently and effectively develop and obtain regulatory approval for drugs, use of biomarkers in clinical drug trials is becoming more prevalent. With Simoa’s sensitivity and its ability to detect many biomarkers in blood, plasma and other non-invasive samples that cannot be detected by many other technologies, we believe that we are uniquely positioned to take advantage of this opportunity. Using Simoa’s unprecedented sensitivity to measure previously undetectable levels of target biomarkers prior to and following administration of a drug, drug developers can non-invasively and objectively determine whether a drug candidate is having a desired impact on the target biomarker.

According to estimates in the Third-Party Research Report, as we further expand our focus in these markets on other areas, such as immunology, oncology and other therapeutic areas, coupled with the growing adoption of decentralized clinical trials, the life science research/drug trial addressable market is expected to expand to as much as $12 billion.

Diagnostics

The diagnostic market represents a significant future commercial opportunity for our Simoa technology as well. We believe existing biomarker diagnostics, as well as invasive, expensive and inconvenient diagnostic methods, including spinal tap, diagnostic imaging and biopsy, can be improved by Simoa’s sensitivity to enable earlier detection of diseases and injuries. Simoa technology also has significant potential in the emerging field of companion diagnostics. Drug developers can use companion diagnostics to stratify patients and select only those patients for whom a drug is expected to be most effective and safe.

In view of the COVID-19 pandemic, as an initial foray into the diagnostics market, in 2020 we began developing a SARS- CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay and prototyping a high-definition multiplex SARS-CoV-2 serology assay. We currently have EUAs for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test and our Simoa SARS-CoV-2 N Protein Antigen Test, each of which is run on our HD-X instrument. In addition, in 2021, our pTau-181 assay was granted Breakthrough Device Designation from the U.S. FDA as an aid in the diagnosis of Alzheimer’s disease. We believe this gives us an opportunity to further advance a potential Alzheimer’s disease diagnostic test either alone or with a partner.

There has also been significant interest from third parties to use our technology to develop applications for the diagnostic market, such as our licensing and supply arrangement with Siemens Healthineers (Siemens) for access to our Nf-L antibodies, which will allow Siemens to begin developing blood-based Nf-L clinical tests for future commercialization, as well as our non-exclusive License Agreement with Abbott Laboratories, pursuant to which we granted Abbott a non-exclusive, worldwide, royalty-bearing license under our bead-based single molecule detection patents for IVD use.

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

Our Competitive Strengths

We believe that our competitive strengths include the following:

●	Proprietary ultra-sensitive Simoa digital immunoassay technology platforms. We believe our Simoa platforms are among the most sensitive, commercially available protein detection platforms, and can detect and quantify proteins of clinical interest that are undetectable using conventional, analog immunoassay technologies. This sensitivity allows researchers to measure critical protein biomarkers at earlier stages in the progression of a disease or injury, which we believe will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention. The sensitivity of our Simoa technology also allows researchers to gather biomarker information from smaller samples that can be collected less invasively than samples required by other assay technologies. We believe that sensitivity is so important that we have published an approach to increase the sensitivity of our Simoa technology – in some cases as much as 100-fold - and we intend to launch a beta program using this more sensitive technology in our Accelerator Laboratory by the end of 2022.
●	Technology platforms that leverage and improve upon industry standard ELISA technology. Simoa uses the basic principles of conventional bead-based ELISA immunoassay technology, which has been the most widely used method of detection of proteins for over 40 years. Adding digital capability to this industry standard platform has resulted in expanded capabilities and improved performance. Given our target customers’ familiarity with the core ELISA technology, our Simoa platforms are easily integrated with existing customer workflows including data analysis.

●	Deep and expanding scientific validation and customer base. Our Simoa technology has been cited in approximately 1,600 publications to date, including JAMA Neurology and Nature, and is becoming a vital tool in cutting edge life sciences research. We have established relationships with key opinion leaders, and our growing base of over 1,120 customers includes some of the world’s leading academic and government research institutions as well as 22 of the 25 largest biopharmaceutical companies.
●	Leading position in market solidified by robust customization capabilities, assay design flexibility and automation of our HD-X instrument. Our technical capabilities and expertise allow our customers to design high-quality, customized assays utilizing our Simoa platforms. The needs of our customers vary widely, and the flexibility of the Simoa detection technology utilized across both our bead-based and planar array platforms allows us to provide innovative, low cost solutions for customers in multiple markets across various applications. In addition, the HD-X instrument provides fully automated analysis from sample introduction to analytical results, and our proprietary approach to ELISA digitization enables rapid digital data acquisition and assay results. This automation and speed provides customers high research and development productivity through greater throughput and lab efficiency.
●	Highly attractive business model that leverages growing installed base of instruments. Our installed instrument base increased by 32% in 2021 to 708 instruments as of December 31, 2021. The integration of our technology into our customers’ projects provides ongoing sales of assays and consumables, and as we continue to grow our installed instrument base, optimize workflows and expand our assay menu, we expect to increase our revenues derived from consumables. Our consumables and other product revenue increased by $27.7 million to $55.1 million in 2021 from $27.4 million in 2020 and $25.6 million in 2019. Consumables and other product revenue represented approximately 50% of our total revenue in 2021.
●	Our highly experienced senior management team. We are led by a dedicated and highly experienced senior management team with significant industry experience and proven ability to develop novel solutions. Each of the members of our senior management has more than 20 years of relevant experience.

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

Our strategy to achieve this includes:

●	Focus on the highly attractive, expanding market for protein detection and analysis. Our focus on the detection of protein biomarkers is driven by a growing understanding of the essential role and impact of proteins on human health. While genomic research provides valuable information about the role of genes in health and disease, proteins are both more prevalent than nucleic acids and, we believe, more relevant to a precise understanding of the nuanced continuum between health and disease. Protein measurement goes beyond genetic predisposition, indicating the impact of a range of influences on health, including environmental factors and lifestyle, providing deeper and more relevant insight into what is happening in a person’s body in real time. Our technology provides a unique bridge between understanding the human genotype and phenotype, which we believe addresses a large unmet need in life science research, translational medicine and diagnostic and drug development.
●	Continue to drive adoption of our Simoa technology in the life science research/drug trial markets in the near-term, and the diagnostics and precision health screening markets in the long-term. We believe our Simoa technology has the potential to significantly expand the life science research market because of its unrivaled sensitivity, in particular by enabling researchers to perform studies on protein biomarkers that they were previously unable to perform. We also believe that our Simoa technology is uniquely positioned for use by pharmaceutical companies in drug trials as biomarkers are being increasingly used as an adjunct to help increase the potential of regulatory approval. We have focused on these markets because we believe there is reduced regulatory and reimbursement risk for us in these markets. However, we also believe Simoa technology has the capability to enable the development of a new category of less-invasive diagnostic tests and tools based on blood, serum, saliva and other fluids that could replace current invasive, expensive and inconvenient diagnostic methods, including spinal tap, diagnostic imaging and biopsy. We have had two EUAs approved for our COVID assays. In addition, in 2021 our pTau-181 assay was granted Breakthrough Device designation from the FDA as an aid in diagnostic evaluation of Alzheimer’s disease, and we are currently aiming to launch our first laboratory developed test in 2023. In the precision health screening market, we believe that Simoa technology has the potential to someday be used to monitor biomarker levels of seemingly healthy, asymptomatic people, and potentially to signal and provide earlier detection and monitoring of the onset of disease.
●	Leverage the growing importance of Nf-L and other neurological biomarkers to advance the development of therapeutics and diagnostics for neurodegenerative conditions. The importance of Nf-L and other neurological biomarkers, such as pTau-181 and pTau-217, has increased significantly in recent years, and our ultra-sensitive Simoa platforms have allowed research of neurological disorders, previously limited primarily to CSF, to expand significantly. To capitalize on the growing importance of Nf-L, in mid-2019, we acquired Uman and its proprietary Nf-L antibodies, which we believe are the best-in-class for highly sensitive and specific Nf-L detection in serum or plasma. In addition, other neuro biomarkers, such as pTau-217 and pTau-181, have shown increasing relevance in neurological research and drug development. In 2021, Lilly presented new data from its Phase 2 TRAILBLAZER-ALZ study of its Alzheimer’s disease drug candidate donanemab, which employed our ultra-sensitive Simoa technology to measure plasma pTau-217, using antibodies developed by Lilly. Lilly reported a significant reduction in blood levels of phosphorylated Tau protein after treatment with donanemab, and that a reduction in plasma pTau-217 levels correlated with the slowing of cognitive decline. In addition, following the FDA approval of its Alzheimer’s disease drug ADUHELM™, Biogen conducted Simoa biomarker studies on Phase 3 EMERGE and ENGAGE trial samples, utilizing Simoa technology to measure plasma pTau-181. Preliminary data was reported that showed a dose-dependent reduction in plasma pTau-181 levels following treatment with ADUHELM, which correlated with decreases in amyloid PET and a slowing of cognitive decline across four independent assessment tools. We believe that the use of biomarkers in clinical trials for neurological conditions is becoming increasingly important. With Simoa’s sensitivity and its ability to detect many neurological biomarkers in blood and plasma that cannot be detected by many other technologies, we believe that we are uniquely positioned to take advantage of this opportunity.
●	Grow into new markets organically with our customers and through strategic collaborations. Our customers have access to a large breadth of diverse markets, spanning research and clinical settings. As these customers continue to gain experience with our proprietary Simoa technology and further appreciate its potential, we believe moving into diagnostics and ultimately precision health is a natural extension of some of the work that our customers are doing today in the research market. For example, use of Simoa technology by pharmaceutical companies to measure biomarkers in clinical trials potentially could lead to a companion diagnostic, and ultimately a precision health test that could monitor and identify early disease. We believe this progression with our customers will help us move into new markets organically in a cost-effective manner, while also retaining significant upside. In addition, we have entered into, and will continue to explore, partnerships that will help us access these markets. For example, following our acquisition of Uman, we entered into a licensing and supply arrangement with Siemens Healthineers for access to Uman’s proprietary Nf-L antibodies, which will allow Siemens to begin developing blood-based Nf-L clinical tests for future commercialization. Additionally, in September 2020, we granted Abbott Laboratories a non-exclusive license under our bead-based single molecule detection patents for IVD use.
●	Grow through strategic acquisitions. We intend to strategically acquire businesses and technologies to expand our operations and strengthen our market position. For example, in January 2018, we acquired Aushon and its proprietary sensitive planar array detection technology, which led to the development of our SP-X instrument. In mid-2019, we also acquired Uman, securing the Nf-L antibody supply critical to our industry leading ultrasensitive Simoa Nf-L assays and services and positioning us to capitalize on the growing significance of Nf-L as a neurological biomarker. We expect that acquisitions will continue to be an important part of our strategy to increase scale, and we intend to pursue acquisitions to expand product offerings, strengthen domestic or international distribution, add technologies, and/or provide access to complementary or strategic growth areas.
●	Leverage the PPH ecosystem. Powering Precision Health (PPH) is a non-profit organization founded in 2016 by our Chief Executive Officer, Kevin Hrusovsky. PPH aims to gather many of the world’s top innovators, scientists, physicians, medical professionals, patient advocates, government officials, regulators and investors to discuss the critical issues and opportunities related to advancing precision medicine in key disease areas including neurology, oncology, cardiology, inflammation and infectious disease. Quanterix is uniquely positioned to leverage this PPH ecosystem to gather and synthesize key insights and information, to collaborate on important research, to deepen our credibility and expand our business opportunities in the proteomics space, and to raise awareness of the technological innovations, such as Simoa, that are powering the latest breakthroughs in medical research and precision health.

Industry Background

We intend to pursue the application of our Simoa technology to the life science research/drug trial, diagnostics and precision health screening markets. Our initial commercial strategy targets the large and growing life science research/drug trial markets, and we believe that the diagnostic market and the precision health screening market represent significant future commercial opportunities for Simoa. According to estimates in the Third-Party Research Report, we believe the aggregate commercial opportunity across these markets has the potential to expand to over $100 billion.

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

The human body contains approximately 20,000 genes. One of the core functions of genes, which are comprised of DNA, is to regulate protein production—which ones are produced, the volume of each, and for how long—influenced by both biological and environmental factors. These 20,000 genes help govern the expression of over 100,000 proteins, of which at least 10,000 are known to be secreted in blood, and fewer than 1,300 of which can be consistently detected in healthy individuals using conventional immunoassay technologies. Accordingly, the study of much of the proteome has not been practical given the limited level of sensitivity of existing technologies. Currently, across our platforms, we commercialize assays that address approximately 154 protein biomarkers secreted or released in blood and CSF.

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

Aside from ELISA, there are other technologies available for protein analysis today, such as Western blotting, mass spectrometry, chromatography, surface plasmon resonance, Raman-enhanced signal detection, immuno-PCR, and biobarcode assay. However, the proteins detectable by these conventional, analog immunoassay technologies represent a mere fraction of the at least 10,000 secreted proteins in circulation in human blood. While a number of techniques have been used to attempt to increase sensitivity of detection, we believe all of these approaches have limitations, including:

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

Genomic Analysis

Over the past few decades, scientists have developed a variety of genomic analysis methods to measure an increasing number of genomic biomarkers aimed at detecting diseases. The most widely used method for genetic testing is PCR, which involves amplifying, or generating billions of copies of, the DNA sequence in question and then detecting the DNA with the use of fluorescent dyes. PCR is used to amplify the nucleic acid through the use of enzymes and repeated heating and cooling cycles, with fluorescent dyes incorporated during each amplification cycle. The expression of the nucleic acid is then inferred based on the number of amplification cycles required for the target to become detectable. PCR is sometimes referred to as an analog technology because the number of cycles of amplification, rather than a direct measure, is used to infer the level of gene expression. The wide availability of PCR chemistry makes it a popular approach for measuring the expression of nucleic acids, but the use of enzymes in numerous cycles of amplification can introduce distortion and bias into the data, potentially compromising the reliability of results, particularly at low concentrations.

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

The ability to multiplex, or simultaneously measure multiple proteins (or other biomarkers) in a single assay, can be important to researchers to maximize the biological information from a sample, and to develop more specific diagnostic tests. However, one of the main issues with multiplexing can be the loss of sensitivity. Our Simoa platforms maintain single plex precision, while competitive platforms lose sensitivity when multiplexing is used. Multiplexing is achieved with our Simoa bead-based technology by using beads labeled with different fluorescent dyes specific to the biomarker being analyzed. After the assay is run, the array of microwells is imaged across the wavelengths of the different labeled beads. The results are measured for each protein captured by each of the different beads. In 2017, we commercially launched a Simoa neurology 4-plex assay (Nf-L, tau, GFAP and UCH-L1) for the study of neurodegenerative conditions and traumatic brain injury. In 2020, we introduced a Simoa 4-plex assay (Aβ40, Aβ42, GFAP, Nf-L) designed to measure key biomarkers of Alzheimer’s disease and related disorders. Whereas other assay technologies require CSF to detect all four of these markers, or are limited to only single-plex measurement in serum and plasma, due to Simoa’s sensitivity, this is the only assay that can detect all of these biomarkers directly from serum and plasma samples in a multiplex assay format. This is a significant advantage in terms of ease of use, patient comfort, speed and cost-effectiveness. While we have demonstrated the ability to identify and differentiate up to 35 different bead subpopulations on the HD-X, which is a prerequisite to our ability to develop assays with the capacity to detect an equivalent number of proteins in a single sample, we believe that the ability to multiplex above a 6-plex and maintain single-plex sensitivity and precision is currently limited using bead-based technology due to constraints in the number of bead-containing wells for each plex that are imaged on the Simoa disk. However, our bead-based assay technology was used by researchers to demonstrate a novel workflow to expand multiplexing through a process of sequential incubation steps. We plan to explore this and other methods to potentially expand the multiplexing capabilities of our Simoa assay technology to enable plexing of 10-20 plex over the next two years.

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

Our Market Opportunities

Our commercial strategy is to pursue the application of our Simoa technology to the life science research/drug trial, diagnostics and precision health screening markets.

Life Science Research/Drug Trial Markets

Our initial target market is the large and growing life science research and drug trial markets, which we sometimes refer to collectively as the translational market. We have chosen these markets to target initially because of the reduced regulatory and reimbursement risk. We believe our Simoa platforms are well-positioned to capture a significant share of these markets because of superior sensitivity, automated workflow capabilities, multiplexing and the ability to work with a broader range of sample types.

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

In addition, as pharmaceutical companies look for ways to more efficiently and effectively develop and obtain regulatory approval for drugs, use of biomarkers in clinical drug trials is becoming more prevalent. With Simoa’s sensitivity and its ability to detect many biomarkers in blood, plasma and other non-invasive samples that cannot be detected by many other technologies, we believe that we are uniquely positioned to take advantage of this opportunity.

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

According to estimates in the Third-Party Research Report, as we further expand our life science research focus in other areas of immunology, oncology and other therapeutic areas, coupled with growing adoption of decentralized clinical trials, the life science research/drug trial addressable market is expected to expand to as much as $12 billion.

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

Simoa technology also has significant potential in the emerging field of companion diagnostics. A companion diagnostic test is a biomarker test that is specifically linked to a therapeutic drug that can help predict how a patient will respond to the drug. Drug developers can use companion diagnostics to stratify patients and select only those patients for whom a drug is expected to be most effective and safe. Companion diagnostics have demonstrated the ability to both improve the probability of approval and accelerate approval of new drugs. Not only could Simoa be used to develop companion diagnostics to stratify patients in clinical trials and for treatment, but Simoa’s sensitivity can also enable the development of companion diagnostics based on protein biomarkers that can actively and regularly monitor whether an approved drug is having the desired biological effect. This would quickly and efficiently enable doctors to adjust the course of treatment as appropriate by increasing or decreasing dosages or even switching therapies.

In view of the COVID-19 pandemic, as an initial foray into the diagnostics market, in 2020 we began developing a SARS- CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay and prototyping a high-definition multiplex SARS-CoV-2 serology assay. In December 2020, the FDA issued an EUA for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test, and in January 2021, the FDA issued an EUA for our Simoa SARS-CoV-2 N Protein Antigen Test, each of which is run on our HD-X instrument. In September 2021, the FDA expanded the EUA for our Simoa SARS-CoV-2 N Protein Antigen Test to include testing with nasal swabs and saliva and for asymptomatic serial testing with nasal swab samples. We are exploring extending the test to home-based sample collection and pooling to enable larger scale testing.

In 2021, our pTau-181 assay was granted Breakthrough Device designation from the FDA as an aid in the diagnosis of Alzheimer’s disease. We believe this gives us an opportunity to further advance a potential Alzheimer’s disease diagnostic test either alone or with a partner.

There has also been significant interest from third parties to use our technology to develop applications for the diagnostic market. Following our acquisition of Uman, we entered into a licensing and supply arrangement with Siemens Healthineers for access to Uman’s proprietary Nf-L antibodies, which will allow Siemens to begin developing blood-based Nf-L clinical tests for future commercialization. Additionally, in September 2020, we entered into a non-exclusive License Agreement with Abbott Laboratories, pursuant to which we granted Abbott a non-exclusive, worldwide, royalty-bearing license under our bead-based single molecule detection patents for IVD use.

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

Neurology

We believe that the ability of our Simoa technology to detect neurological biomarkers in blood at ultra-low levels, which have traditionally only been detectable in cerebrospinal fluid (CSF), has the potential to rapidly advance neurology research and drug development, and transform the way brain diseases and injuries are diagnosed and treated. To our knowledge, the brain is the only organ in the body for which there is not currently a blood-based diagnostic test. The challenge with developing blood-based tests for the brain is that the blood-brain barrier, which is formed by endothelial cells lining the cerebral microvasculature, is very tight and severely restricts the movement of proteins and other substances between these endothelial cells and into blood circulation. Accordingly, diagnosis of brain disease and injury has traditionally required either an MRI scan of the brain or a spinal tap to collect CSF, both of which are costly and highly invasive for the patient. The sensitivity of the Simoa technology has enabled researchers to discover that extremely small amounts of critical neural biomarkers diffuse through the blood-brain barrier, and are released into the blood during injury and in connection with many neurodegenerative brain diseases. However, the concentrations of many these neural biomarkers in the blood are so low that they are undetectable by conventional, analog immunoassay technologies.

To date, there have been over 1,000 neurology-related scientific publications using our Simoa technologies, and we believe that ultra-sensitive digital detection of neural related biomarkers in the blood is becoming an essential research and development tool for an increasing range of neurological disorders, including Alzheimer’s disease, multiple sclerosis, dementia, Parkinson’s disease, and traumatic brain injury, or TBI. The goal of this research is to eventually develop accurate diagnostic tools, predictive health screens and, ultimately, more effective treatments. The importance of Nf-L and other neurological biomarkers, such as pTau-181 and pTau-217, has increased significantly in recent years. In addition, biomarkers are being increasingly used as an adjunct by pharmaceutical companies in clinical trials to help increase the potential for regulatory approval, particularly in neurological indications. With Simoa’s sensitivity and its ability to detect many neurological biomarkers in blood and plasma that cannot be detected by many other technologies, we believe that we are uniquely positioned to take advantage of this opportunity, in particular with respect to Alzheimer’s disease and multiple sclerosis.

Dementia is a collective name for brain syndromes that affect memory, thinking, behavior and emotion. According to Alzheimer’s Disease International, as of 2021, there were more than 55 million people worldwide living with dementia, a figure expected to increase to over 139 million by 2050, and the annual global cost of dementia is now above $1.3 trillion. Alzheimer’s disease is a progressive neurodegenerative disorder that affects cognition, function and behavior and is the most common cause of dementia.

In 2021, Lilly presented new data from its Phase 2 TRAILBLAZER-ALZ study of its Alzheimer’s disease drug candidate donanemab, which employed our ultra-sensitive Simoa technology to measure plasma pTau-217, using antibodies developed by Lilly. Lilly reported a significant reduction in blood levels of phosphorylated Tau protein after treatment with donanemab, and that a reduction in plasma pTau-217 levels correlated with the slowing of cognitive decline. In addition, following the FDA approval of its Alzheimer’s disease drug ADUHELM™, Biogen conducted Simoa biomarker studies on Phase 3 EMERGE and ENGAGE trial samples, utilizing Simoa technology to measure plasma pTau-181. Preliminary data was reported that showed a dose-dependent reduction in plasma pTau-181 levels following treatment with ADUHELM which correlated with decreases in amyloid PET and a slowing of cognitive decline across four independent assessment tools. These results highlight the potential role for emerging biomarker measurements in the detection of Alzheimer’s disease pathology even earlier in the disease continuum, when patients are asymptomatic and not yet exhibiting brain pathology in PET imaging studies.

In 2017, researchers using Simoa technology published a paper in JAMA Neurology demonstrating that a simple blood test for Nf-L exhibited the same level of diagnostic accuracy for diagnosing Alzheimer’s disease as currently established CSF biomarkers. The study was a major study of almost 600 patients from the Alzheimer’s Disease Neuroimaging Initiative. The graph below depicts the diagnostic accuracy of plasma Simoa Nf-L measurements compared with traditional CSF biomarkers. The diagnostic accuracy of the plasma Simoa Nf-L results approached 90%, in line with the CSF biomarkers on the same patients.

Diagnostic Accuracy

In addition, Simoa plasma Nf-L values were associated with cognitive deficits and neuroimaging hallmarks of Alzheimer’s disease at baseline and during follow-up. High plasma Nf-L correlated with poor cognition and Alzheimer’s disease-related brain atrophy and with brain hypometabolism (lower neural energy). These data suggest a simple Simoa blood test for Nf-L may have clinical utility as a noninvasive biomarker in Alzheimer’s disease.

In October 2021, the FDA granted our Simoa pTau-181 blood test Breakthrough Device designation as an aid in diagnostic evaluation of Alzheimer’s disease. We believe this gives us an opportunity to further advance a potential Alzheimer’s disease diagnostic test either alone or with a partner. The FDA’s Breakthrough Device designation is granted to products that have the potential to offer more effective diagnosis of life-threatening diseases with an unmet medical need. The program is designed to enable accelerated development, assessment and review processes, with the intention to provide patients with more timely access to breakthrough technologies or devices. Proposed indications under the Breakthrough Device designation include use of the test results in adult patients, aged 50 years and over, presenting with cognitive impairment who are being evaluated for Alzheimer’s disease and other causes of cognitive decline as an aid in diagnostic evaluation for Alzheimer’s disease.

Multiple sclerosis is a chronic disease affecting the central nervous system (the brain and spinal cord). Multiple sclerosis occurs when the immune system attacks nerve fibers and myelin sheathing (a fatty substance which surrounds/insulates healthy nerve fibers) in the brain and spinal cord. This attack causes inflammation, which destroys nerve cell processes and myelin, altering electrical messages in the brain. Multiple sclerosis is unpredictable and affects each patient differently – some individuals may be mildly affected, while others may lose their ability to write, speak or walk. According to the National MS Society, more than 2.3 million people have a diagnosis of multiple sclerosis globally. In the U.S. alone, the National MS Society recently completed a prevalence study estimating nearly 1 million people over the age of 18 live with a diagnosis of MS.

Evidence of the potential clinical utility of Nf-L as a biomarker in multiple sclerosis is progressing rapidly, and Simoa’s role in that progression has been significant. In 2021, Simoa technology supported 31 scientific presentations at the 37th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS), the world’s largest meeting dedicated to advancing research for multiple sclerosis. In 2020, Simoa supported 42 presentations at ECTRIMS, and at ECTRIMS in 2019, there were nearly 50 presentations in which our Simoa Nf-L assay was used.

As an example, in one 2019 presentation, Novartis presented positive data from its Phase III ASCLEPIOS I and II studies of its multiple sclerosis drug candidate, ofatumumab. One of the secondary endpoints included serum levels of Nf-L as measured using our Simoa Nf-L assay. Novartis presented data that showed that, starting at three months after initiation of ofatumumab treatment, and then at 12 and 24 months timepoints, patients given ofatumumab had significantly lower blood levels of Nf-L, compared to those in the comparator arm of teriflunomide treated patients.

In another ECTRIMS presentation in 2019, Roche presented retrospective data from its Phase III OPERA I, OPERA, II AND ORATORIO trials of its approved multiple sclerosis drug OCREVUS (ocrelizumab). In the data presented at ECTRIMS, it was shown that treatment with OCREVUS lowered blood Nf-L levels and increased proportion of patients reaching healthy donor range for Nf-L in both relapsing multiple sclerosis and primary progressive multiple sclerosis. Roche believes that this data helps advance the understanding of Nf-L as a potential biomarker of disease activity and for treatment monitoring, and may provide insight into the neuroprotective effects of the drug.

In an article published by Bjornevik, et al. in JAMA Neurology in September 2019, researchers presented data that showed that levels of serum Nf-L, as measured by the Simoa Nf-L assay, were increased six years before the clinical onset of multiple sclerosis. The researchers concluded that these data indicate that multiple sclerosis may have a prodromal phase lasting several years and that neuroaxonal damage occurs during this phase, emphasizing the importance of early diagnosis and treatment.

In a study published in Science in January 2022, researchers leveraged Simoa’s ability to detect the Nf-L at ultra-low levels to show that Epstein-Barr virus (EBV) increases susceptibility toward developing multiple sclerosis. Researchers of the study tested the hypothesis that multiple sclerosis is caused by EBV in a cohort comprising more than 10 million young adults on active duty in the U.S. military, 955 of whom were diagnosed with multiple sclerosis during their period of service. Risk of multiple sclerosis increased 32-fold after infection with EBV, but was not increased after infection with other viruses, including the similarly transmitted cytomegalovirus. Serum levels of Nf-L, a biomarker of neuroaxonal degeneration, increased only after EBV seroconversion, suggesting that EBV played a role in nerve cell damage.

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

COVID-19

In view of the COVID-19 pandemic, in 2020 we determined that our cytokine assay technology could provide researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19, and began developing a SARS-CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay and prototyping a high-definition multiplex SARS-CoV-2 serology assay.

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

Our Products and Services

Our Quanterix commercial portfolio includes research use only (RUO) instruments, assay kits and other consumables, and contract research services offered through our Accelerator Laboratory, as follows:

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
Simoa assays and other consumables
●
menu of approximately 80 single-plex and multi-plex bead-based assay kits includes assays for biomarkers in the areas of neurology, infectious disease, immunology and oncology
●
Two EUA approved SARS-CoV-2 assays
●
menu of Simoa planar array reagent kits includes approximately 120 biomarkers ranging from 1-10 analytes per assay in the areas of immunology and oncology research
●
homebrew kits containing reagents and supporting user guides enabling customers to develop custom assays
●
proprietary Simoa disk with 24 arrays, each containing approximately 239,000 microwells for Simoa bead-based assays

Nf-L antibodies and Nf-L ELISA kits
●
sold through our wholly-owned subsidiary, Uman, which we acquired in 2019
●
Nf-L capture/detection antibodies with unparalleled sensitivity and specificity
●
Nf-L ELISA kits for CSF (CE-certified in Europe; RUO outside of Europe)
●
Nf-L ELISA kits for serum (RUO)
●
licensing and supply arrangement with Siemens Healthineers that will allow Siemens to begin developing blood-based Nf-L clinical tests for future commercialization

Services	● contract research services provided through our Accelerator Laboratory ● over 1,700 projects completed to date ● extended warranty and service contracts ● CLIA-certified lab available

Instruments and Consumables

HD-X

We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1, our very first instrument, which was launched in January 2014. The HD-X was designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X uses our Simoa bead-based technology and is the most sensitive automated multiplex protein detection platform commercially available. Assays for the HD-X are fully automated (i.e., sample in to result out), and results for up to 66 samples are available in approximately one hour. Samples can be input into the instrument via 96-well microtiter plates or sample tubes where the system can multiplex and process tests in a variety of assay protocol configurations.

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

By the end of 2021, approximately 68% of the HD installed base were HD-X instruments.

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

In addition to these assays we have developed, both of the Simoa platforms allow ease and flexibility in assay design, enabling our customers to develop their own proprietary in-house assays, called homebrew assays, using our homebrew assay kits. These kits include all components required for customers to run tests using their own antibodies. Our consumables portfolio for our bead-based platform also includes our proprietary Simoa disks that are unique to our bead-based platform, as well as cuvettes and disposable tips. Our goal is to continue to add to our assay kits to extend our application base.

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

Nf-L Antibodies and Nf-L ELISA Kits

In August 2019, we completed our acquisition of Uman. Uman supplies Nf-L antibodies and ELISA kits for Nf-L detection. Uman’s Nf-L antibodies are widely recognized by researchers and biopharmaceutical and diagnostics companies worldwide as the premier solution for the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions. Through Uman we sell proprietary Nf-L capture and detection antibodies, as well as two Nf-L ELISA kits for CSF, one of which is CE-certified in Europe, and one RUO Nf-L ELISA kit for serum.

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

To date, we have completed over 1,700 projects for approximately 400 customers from all over the world using our Simoa platforms, including over 150 projects for clinical studies. In addition to being an important source of revenue, we have also found the Accelerator Laboratory to be a significant catalyst for placing additional instruments, as a number of customers for whom we have provided contract research services have subsequently purchased an instrument from us.

We also generate revenues through extended-warranty and service contracts for our installed base of instruments.

Research and Development

We continually seek to improve our platform and technology to enable more sensitive detection and measurement of biological molecules. This evaluation includes examining new assay formats and instrumentation improvements and upgrades to increase the performance of our Simoa assays and instruments. We believe that sensitivity is so important that we have published an approach to increase the sensitivity of our Simoa technology – in some cases as much as 100-fold, and we intend to launch a beta program using this more sensitive technology in our Accelerator Laboratory by the end of 2022. We are also focused on expanding our assay menu to extend the scope of applications for our platform and grow our customer base. Our assay menu expansion is driven by a number of factors, including input from key opinion leaders, customer feedback, homebrew projects, Accelerator Laboratory projects, new publications on biomarkers of industry interest, and feedback from our sales and marketing team. We also intend to continue to develop and market new instruments with different and/or improved capabilities in order to further broaden our market reach.

Sales and Marketing

We distribute our Simoa instruments and consumables via direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets, including Australia, Brazil, China, Czech Republic, India, Hong Kong, Israel, Japan, New Zealand, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, and UAE. In addition, we sell Uman’s Nf-L antibodies and Nf-L ELISA kits directly, and in conjunction with a distributor worldwide. Our domestic and international sales force informs our current and potential customers of current product offerings, new product and new assay introductions, and technological advances in Simoa systems, workflows, and notable research being performed by our customers or ourselves. As our primary point of contact in the marketplace, our sales force focuses on delivering a consistent marketing message and high level of customer service, while also attempting to help us better understand evolving market and customer needs.

As of December 31, 2021, we had 135 full-time people employed in sales, sales support and marketing, including technical field application scientists and field service personnel. This staff is primarily located in North America and Europe. We intend to significantly expand our sales, support, and marketing efforts in the future by expanding our direct footprint in Europe as well as developing a comprehensive distribution and support network in China where significant new market opportunities exist. Additionally, we believe that there is significant opportunity in other Asia-Pacific region countries such as South Korea and Australia as well as in South America. We plan to expand into these regions via initial penetration with distributors and then subsequent support with Quanterix-employed sales and support personnel.

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

We believe this manufacturing strategy is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer for the HD-X or the SR-X, we would experience additional costs, delays and difficulties in doing so, and our business could be harmed.

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

Simoa disks for our bead-based platform are supplied through a single source supplier pursuant to a long-term supply agreement with STRATEC Consumables, a subsidiary of STRATEC Biomedical. We believe that this agreement provides for a sufficient notification period to allow for supply continuity and the identification and tech transfer to a new supplier in the event either party wishes to terminate the relationship. Our cuvettes for our bead-based platform are single sourced through STRATEC Biomedical, and the disposable tips used in our bead-based platform are commercially available.

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

In September 2011, we also entered into a Supply and Manufacturing Agreement with STRATEC (the STRATEC Supply Agreement), pursuant to which STRATEC agreed to supply HD instruments to us, and we agreed to procure those instruments exclusively from STRATEC, subject to STRATEC’s ability to supply the instruments. We are responsible for obtaining any regulatory approval necessary to sell the instruments. We agreed to purchase a certain number of instruments in the seven years following the acceptance of the first validation instrument. The STRATEC Supply Agreement was amended in November 2016 to reduce the number of HD instruments we were committed to procure from STRATEC, and this commitment has been met. The instrument price stipulated in the STRATEC Supply Agreement was established based on certain specified assumptions and is subject to certain adjustments.

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

Contracts with the NIH under RADx

In September 2020, we entered into the Rapid Acceleration of Diagnostics (RADx) workplan 2 award (WP2) with the National Institute of Health (NIH) under the RADx program. This contract, which has a total award value of up to $18.2 million, is intended to accelerate the continued development, scale-up and deployment of our novel SARS-CoV-2 antigen test. Initial early feasibility of this test was funded in part through the RADx workplan 1 award (WP1) we were granted in June 2020. WP2 supports clinical validation of the test in support of the EUA submissions with the FDA, and provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Contract funding was subject to achievement of pre-defined milestones and the contract period ran through September 2021, with one milestone extended to March 31, 2022. As of December 31, 2021, we had received $17.7 million out of the full $18.2 million under WP2.

Competition

We compete with both established and development-stage life science companies that design, manufacture and market instruments for protein discovery, detection, nucleic acid detection and additional applications. For example, companies such as Bio-Techne, Luminex, MesoScale Discovery, Gyros, Nanostring, O-Link, SEER, Somalogic, MilliporeSigma, Bio-Rad Laboratories, Thermo Fisher Scientific, and others, have products for protein discovery or detection that compete in certain segments of the market in which we sell our products. Our Accelerator Laboratory competes with other research laboratories such as Covance, Q2 Solutions, Myriad RBM, Monogram Biosciences, PPD Laboratories, and others, some of whom are customers of ours. In addition, as we or our partners expand the applications for our products to include diagnostics and precision health screening, we expect to compete with companies such as Siemens, Abbott, Roche, Ortho Clinical Diagnostics and Thermo Fisher Scientific. Furthermore, our technology and products are showing promise for non-invasive early disease detection, and in the future, we could experience competition from companies that develop and market imaging and other molecular detection technologies. In addition, a number of other companies and academic groups are in the process of developing novel technologies for the life science research, diagnostic and precision health screening markets. Many of the companies with which we compete or will compete have substantially greater resources than we have.

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

Simoa and Related Technology

As of February 1, 2022, we had exclusively licensed 18 patents and two patent applications from Tufts. These patents and patent applications include nine issued U.S. patents and two pending U.S. patent applications, three granted European patents, three granted Japanese patents, two granted Canadian patents and one granted Australian patent.

A first patent family licensed from Tufts is directed to methods for detecting single molecules. This patent family includes seven granted U.S. patents, one pending U.S. patent application, three granted European patents (each nationalized and active in seven or eight countries), three granted Japanese patents, two granted Canadian patents and one granted Australian patent. The standard patent expiration date for U.S. patents in this family is February 16, 2027, and for the non-U.S. patents is February 20, 2027 or August 30, 2027.

A second patent family licensed from Tufts is directed to methods for detecting the presence of target analytes in multiple samples. This patent family includes one granted U.S. patent. The standard patent expiration date for the U.S. patent in this family is August 22, 2025.

A third patent family licensed from Tufts is directed to electro-optical systems including an array and a plurality of electrodes. This patent family includes one granted U.S. patent. The standard patent expiration date for the U.S. patent in this family is February 14, 2023.

A fourth patent family licensed from Tufts is directed to methods for detecting short nucleic acids. This patent family includes one pending U.S. patent application. The standard patent expiration date for the U.S. patent in this family is May 29, 2039.

As of February 1, 2022, we owned 27 issued U.S. patents and 17 pending U.S. patent applications, six granted European patents and three pending European patent applications, six granted Japanese patents, four granted Chinese patents and one pending Chinese patent application, three granted Canadian patents and one pending Canadian patent application, two registered Hong Kong patent applications, and one Patent Cooperation Treaty Application.

A first patent family owned by us is directed to methods for determining a measure of the concentration of analyte molecules or particles in a fluid sample, and in particular to methods for analyte capture on beads, including multiplexing. This patent family includes four granted U.S. patents and two pending U.S. patent applications, three granted European patents (nationalized and active in eight countries) and one pending European application, two granted Japanese patents, two granted Chinese patents, and one granted Canadian patent. The standard patent expiration date for the U.S. patents in this family is March 24, 2030, and for the non-U.S. patents is March 1, 2031.

A second patent family owned by us is directed to methods and systems for determining a measure of the concentration of analyte molecules or particles in a fluid sample, and in particular to methods or systems for determining concentration based on either counting or measured intensity (extending the dynamic range). This patent family includes five granted U.S. patents and one pending U.S. patent application, one granted European patent (nationalized and active in seven countries), two granted Japanese patents, one granted Chinese patent, and one granted Canadian patent. The standard patent expiration date for the U.S. patents in this family is March 24, 2030, and for the non-U.S. patents is March 1, 2031.

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

A fifth patent family owned by us is directed to instruments and consumables. This patent family includes two granted U.S. patents and one pending U.S. patent application, two granted Japanese patents, one granted Chinese patent and one pending Chinese patent applications, one registered Hong Kong patent application and one pending patent application in each of Europe and Canada. The standard patent expiration date for any U.S. patents that may issue from this family is February 25, 2031, and for any non-U.S. patents is January 27, 2032.

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

A ninth patent family owned by us is directed to methods and systems for highly sensitive assays, including methods and systems for improving capture object loading efficiency and/or use of low numbers of capture objects in assays. This patent family includes one pending Patent Cooperation Treaty patent application. If we pursue protection by filing any national stage applications, the standard patent expiration date for any patents that may issue from this family will be in 2041.

We own or co-own ten patent families directed to the measurement of particular types of analytes, including β-amyloid peptide, tau protein, toxin B of C. difficile, neurofilament light, glial fibrillary acidic protein, ubiquitin carboxyl-terminal hydrolase L1, antigens from infectious organisms such as viruses (e.g., coronaviruses), and DNA or RNA molecules. These families include one granted U.S. patent directed to methods for determining treatment protocols and/or a prognosis of a patient’s recovery from a brain injury based on measurements of tau protein in blood and one granted European patent (nationalized and active in three countries) directed to detection of C. difficile. Any patents that may issue from these patent applications would have standard expiration dates between 2032 and 2041.

With the acquisition of Aushon in January 2017, we acquired their patent portfolio for our planar array technology. As of February 1, 2022, the acquired patent portfolio includes at least ten issued U.S. patents and one pending U.S. patent application, one granted Canadian patent, one granted European patent (nationalized and active in eight countries) and one pending European patent application, and one registered Hong Kong patent.

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

On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19. On February 4, 2020, HHS determined that COVID-19 represents a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and, subsequently, declared on March 24, 2020, that circumstances exist to justify the authorization of emergency use of medical devices, including alternative products used as medical devices, during the COVID-19 pandemic, subject to the terms of any authorization as issued by the FDA. On February 29, 2020, the FDA issued an immediately in effect guidance with policy specific to development of IVD tests during the COVID-19 public health emergency. This guidance was updated on March 16, 2020, May 4, 2020, and May 11, 2020.

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

Breakthrough Device Designation

FDA Breakthrough Device designation is granted to certain medical devices and device-led combination products that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal is to give patients and doctors timely access to these medical devices by speeding up their development, assessment, and review, while preserving the statutory standards for premarket approval. The Breakthrough Devices Program offers device companies an opportunity to interact with the FDA's experts through several different program options to efficiently address topics as they arise during the premarket review phase, which can help companies receive feedback from the FDA and identify areas of agreement in a timely way. Recipients may also receive prioritized review of their submission and potential Medicare reimbursement through the Medicare Coverage of Innovative Technology payment pathway. Although Breakthrough Device designation or access to any other expedited program may expedite the development or clearance/authorization/approval process, it is not guaranteed to do so, and, more importantly, it does not change the standards for clearance/authorization/approval. Designation for any expedited review procedure does not ensure that we will ultimately obtain regulatory clearance or approval for such product.

FDA Enforcement

After a medical device is placed on the market, numerous regulatory requirements apply. These include among other things:

●	establishment registration and device listing;
●	the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
●	labeling regulations and the FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses and other requirements related to promotional activities;
●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the Federal Food, Drug, and Cosmetics Act that may present a risk to health; and
●	post market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

If a laboratory is out of compliance with state laws or regulations governing licensed laboratories or with CLIA, it may be subject to enforcement actions that may include suspension, limitation or revocation of the license or CLIA certificate, assessment of financial penalties or fines, or imprisonment. Loss of a laboratory’s CLIA certificate or state license may also result in the inability to receive payments from state and federal health care programs as well as private third-party payors.

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

The CE registration for Uman’s Nf-L ELISA assay kit was approved in March 2014 under the IVD Directive. Under the IVD Directive the assay is classified as a general IVD product, class I and required self-certification with no involvement of a notified body/authority. Under the new IVD Regulation, the requirements increase and involve assessment by a notified body for class B, C and D products. Uman’s Nf-L ELISA assay kit is classified as class B product and must fully implement the new IVD Regulation by May 2027. The new requirements include an ISO 13485 certification of the quality system (which Uman received July 2018) and increased technical evidence and follow-up of performance of the specific product (e.g., clinical evidence and post-market activities). The work to meet the new technical requirements is on-going. An internal GAP-analysis is to be performed and work to eliminate the GAPs performed. When completed, the available technical documentation will be assessed by an external consultant. When all requirements are met, a notified body will be contacted, and the certification initiated.

Other Governmental Regulation

Data Privacy and Security Laws and Regulations

As a business with a global footprint, compliance with evolving regulations and standards in data privacy and cybersecurity has resulted, and may continue to result, in increased costs, new compliance challenges, and the threat of increased regulatory enforcement activity. Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including personal information, protected health information, financial information, intellectual property and other sensitive information related to our customers and workforce.

For example, in the U.S., the collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, international and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. Privacy and Security Rules under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended, and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), govern the use, disclosure, and security of protected health information by “Covered Entities,” (which are health care providers that submit electronic claims, health plans, and health care clearinghouses) and by their “Business Associates” (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). Rules under HIPAA and HITECH include specific security standards and breach notification requirements. The U.S. Department of Health and Human Services (HHS) (through the Office of Civil Rights) has direct enforcement authority against Covered Entities and Business Associates with regard to both the Security and Privacy Rules, including civil and criminal liability. Generally Quanterix is not a Covered Entity, however, we may operate as a Business Associate to Covered Entities under certain circumstances.

In addition to the regulation of personal health information, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of personally identifiable information, such as state laws that govern the use, disclosure and protection of sensitive personal information, such as social security numbers, or that are designed to protect credit card account data. State consumer protection laws may also establish privacy and security standards for use and management of personally identifiable information, including information related to consumers and care providers.

Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in foreign countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the E.U., stringent data protection and privacy rules which substantially impact the use of patient data across the healthcare industry became effective in May 2018. The E.U. General Data Protection Regulation (GDPR) applies uniformly across the E.U. and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the E.U. to comply with E.U. privacy and data protection rules.

Because the laws and regulations continue to expand, differ from jurisdiction to jurisdiction, and are subject to evolving (and at times inconsistent) governmental interpretation, compliance with these laws and regulations may require significant additional cost expenditures or changes in products or business that increase competition or reduce revenue. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities.

Environmental Health and Safety Laws

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

Employees and Human Capital

As of December 31, 2021, we had 460 full-time employees, of which 135 work in sales, sales support, field service, and marketing, 125 work in engineering and research and development, 125 work in manufacturing and operations and 75 work in general and administration. Of our 460 full-time employees, 407 were located in the United States and 53 were located in twelve foreign countries. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have a unique culture that stresses the impact our work has on the eradication of human diseases including Alzheimer’s, cancer and COVID-19. We invest in creating a diverse, inclusive and safe work environment where our employees can deliver their workplace best every day. Historically, we have experienced a turnover rate that is comparable to industry average.

Our success depends upon our ability to attract and retain highly qualified management and technical employees. Talent management is critical to our ability to execute our long-term growth strategy, including providing career growth, on-the-job learning opportunities and competitive compensation. We are committed to an inclusive culture which values equality, opportunity and respect. In support of our inclusive culture, we sponsor an internal Diversity, Equity and Inclusion Committee comprised of employees and executives, provide respectful workplace training to strengthen employee understanding and consciously strive to recruit a diverse talent pool across all levels of the organization. As of December 31, 2021, approximately 42% of our employees were women and approximately 30% were non-white. We are focused on the engagement and empowerment of our employees through the demonstration of our foundational values, which we refer to as AT&T3: Accountability, Trust, Teamwork and Transparency.

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

Company Culture

We expect all of our employees and contractors to observe the highest levels of business ethics, integrity, mutual respect, tolerance and inclusivity. Our employee handbook and Corporate Code of Conduct and Ethics set forth policies reflecting these values and also provide direction for registering complaints in the event of any violation of our policies. An “open door” policy is maintained at all levels of the organization and any form of retaliation against an employee is strictly prohibited.

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

●	We have incurred annual losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

●	Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

●	If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.

●	Sales of our assay for the neurological biomarker Nf-L and other neurological assays have become increasingly important to our business, and any significant decrease in sales of such assays could have a material adverse effect on our business.

●	Epidemic diseases, such as COVID-19 and its variants, could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and result in reduced demand from our customers, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

●	Our long-term results depend upon our ability to improve existing products and introduce and market new products successfully.

●	Undetected errors or defects in our products could harm our reputation, decrease market acceptance of our products or expose us to product liability claims.

●	We may seek to enter into strategic collaborations and licensing arrangements with third parties, but we may not be successful in establishing or maintaining such arrangements.

●	We expect to generate a substantial portion of our revenue internationally in the future and can become further subject to various risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

●	We rely on a single contract manufacturer to manufacture and supply our Simoa HD instruments and rely on a different single contract manufacturer to manufacture and supply our Simoa SR-X. If either of these manufacturers should fail to perform, or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.

●	We rely on a limited number of suppliers or, in some cases, one supplier, for some of our materials and components used in our consumable products and our SP-X instrument, and may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

●	If the FDA determines that our products are medical devices or if we seek to market our products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s) and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.

●	We are subject to extensive regulatory requirements in connection with the EUAs that we have received from the FDA for our COVID-19 antibody and antigen tests. If we fail to comply with these requirements, or if the FDA otherwise determines that the conditions no longer warrant such authorization, we will be unable to market these products pursuant to this authorization and our business may be harmed.

●	If we do not comply with governmental regulations applicable to our CLIA-certified laboratory, we may not be able to continue our operations.

●	If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed.

●	If we or any of our partners are sued for infringing intellectual property rights of third parties, it would be costly and time-consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

●	We may not be able to protect our intellectual property rights throughout the world, which could materially, negatively affect our business.

●	Our stock price may fluctuate significantly.

Risks Related to Our Financial Condition

We have incurred annual losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

We incurred net losses of $57.7 million, $31.5 million, and $40.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $305.5 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect that our losses will continue at least through the next 24 months as we plan to continue to invest significant funds toward expansion of our commercial organization and the development of our technology. In addition, as a public company, we incur significant legal, accounting, and other expenses that we would not incur as a private company. These expenses make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10-K, the market acceptance of our products, competitive products, future product development and our market penetration and margins.

Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, causing the value of our common stock to decline substantially.

Numerous factors, many of which are outside of our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

Our continued growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. As we commercialize additional products , we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products, and could damage our reputation and the prospects for our business.

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

We believe that our existing cash and cash equivalents as of December 31, 2021, together with our cash generated from commercial sales, will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future. However, our future funding requirements will depend on many factors, including:

●	continued market acceptance of our products and the ability of our products to meet our customers’ expectations;

●	potential opportunities to strategically acquire companies or technologies that may be complementary to our business;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	the cost of our research and development activities;
●	our ability to enter into collaborations in the future, and the success of any such collaborations;
●	the cost and timing of potential regulatory clearances or approvals that may be required in the future for our products; and
●	the effect of competing technological and market developments.

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

As of December 31, 2021, we had federal net operating loss (NOLs) carryforwards to offset future taxable income of approximately $267.2 million, which begin to expire in 2026. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have already experienced ownership changes as defined under Section 382 of the Code. Depending on the timing of any future utilization of our NOLs, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership, including changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Our success depends on our ability to develop and market products that are recognized and accepted by our customers and potential customers as reliable, enabling and cost-effective. Continued market acceptance of our Simoa technology platform and products will depend on many factors, including our ability to convince potential customers that our technology is an attractive alternative to other available technologies. Historically, a significant part of our sales and marketing efforts has been directed at demonstrating the advantages of our technology to industry leaders and encouraging such leaders to publish or present the results of their evaluation of our system. We also need to demonstrate to current and prospective customers that our products can help them accomplish their objectives in a cost-effective and efficient manner. If we are unable to continue to motivate leading researchers to use Simoa technology, or if such researchers are unable to achieve or unwilling to publish or present significant experimental results using our systems, acceptance and adoption of our systems may be slowed and our ability to increase our revenue would be adversely affected.

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

Our success will depend upon our ability to respond to the evolving needs of, and increase our market share among, existing customers and adding new customers. Identifying, engaging and marketing to customers requires substantial time, expertise and expense and involves a number of risks, including:

●	our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our Simoa technology platforms;
●	the time and cost of maintaining and growing a specialized sales, marketing and service force; and
●	our sales, marketing and service force may be unable to accomplish their goals.

We have utilized third parties to assist with sales, distribution and customer support in certain regions of the world. When we enter into such arrangements, there is no guarantee that we will be successful in attracting desirable sales and distribution partners. There is also no guarantee that we will be able to enter into such arrangements on favorable terms. Any failure of our sales and marketing efforts, or those of any third-party sales and distribution partners, would adversely affect our business.

Sales of our assay for the neurological biomarker Nf-L and other neurological assays have become increasingly important to our business, and any significant decrease in sales of such assays could have a material adverse effect on our business.

Neurology has been one of our primary focus areas for commercialization of our Simoa technology and the services that we provide to our customers. Sales from neurological-related biomarkers, Nf-L in particular, have become an increasingly important part of our business. There can be no assurance that we will continue to derive meaningful revenues from the sale of our neurological products, from services related to neurodegenerative conditions or from sales of instruments driven by customers desiring access to our technology for work relating to neurological conditions. The adoption by our customers of competitive technologies for detecting biomarkers of neurodegenerative conditions could negatively impact our revenues and have a material adverse effect on our business.

Epidemic diseases, such as COVID-19 and its variants, could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and result in reduced demand from our customers, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, such as COVID-19 and its variants. Potential impacts to our business include disruptions to or restrictions on our employees’ and customers’ ability to travel, temporary closures of the facilities of our suppliers or customers, delays in installation of instruments, and delays in shipments to and from affected countries. Any such travel restrictions and business closures could adversely impact our operations locally and worldwide, including our ability to manufacture, sell or distribute our products, as well as cause temporary closures of our foreign distributors, or the facilities of suppliers or customers. Any material disruption of our employees, distributors, suppliers or customers in impacted countries could impact our global sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

The sales cycle for our Simoa instruments can be lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

The sales process for our Simoa instruments generally involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our technology and products and a lengthy review process. Our customers’ evaluation processes often involve a number of factors, many of which are beyond our control. As a result of these factors, the capital investment required to purchase our systems, and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly. Given the length and uncertainty of our sales cycle, we have in the past experienced, and expect in the future to experience, fluctuations in our sales on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems, using existing assays not requiring capital equipment, or purchasing systems other than ours.

Our long-term results depend upon our ability to improve existing products and introduce and market new products successfully.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Accordingly, our business is dependent on the continued improvement of our existing Simoa products and our development of new products utilizing Simoa or other potential future technology. As we introduce new products or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products in the future. In addition, introducing new products could result in a decrease in revenues from our existing products. Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product research and development. We may need more capital for product research and development than is available on terms favorable to us, if at all. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer.

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

We may seek to enter into additional strategic collaborations and licensing agreements with third parties to develop products based on our Simoa technology, such as for certain in vitro diagnostics, or IVD, purposes. However, we may not be successful in doing so. Establishing collaborations and licensing arrangements is difficult and time-consuming, and discussions may not lead to collaborations or licenses on favorable terms, if at all. Even if we establish such relationships, such as our license agreement with Abbott, if our partners do not prioritize and commit sufficient resources to develop and sell products based on our Simoa technology, they may never result in the successful development or commercialization of products based on our Simoa technology.

Our reliance on distributors for sales of our products outside of the United States could limit or prevent us from selling our products and could impact our revenue.

We have established exclusive distribution agreements for our Simoa instruments and related consumable products within certain foreign countries, including Australia, Brazil, China, Czech Republic, India, Hong Kong, Israel, Japan, New Zealand, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, and UAE. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth. In addition, if our distributors fail to comply with applicable laws and ethical standards, including anti-bribery laws, this could damage our reputation and could have a significant adverse effect on our business and our revenues.

We expect to generate a substantial portion of our revenue internationally in the future and can become further subject to various risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

For the years ended December 31, 2021, 2020, and 2019, approximately 36%, 31% and 41%, respectively, of our total revenue was generated from customers located outside of North America. We believe that a substantial percentage of our future revenue will continue to come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

●	required compliance with existing and changing U.S. or foreign regulatory requirements and laws;
●	difficulties and costs of staffing and managing foreign operations;
●	a shortage of high-quality salespeople and distributors;
●	pricing pressure that we may experience internationally;
●	difficulties in maintaining consistency with our internal guidelines;
●	difficulties in enforcing our intellectual property rights and in defending against third-party threats and intellectual property enforcement actions against us or any of our distributors, suppliers or collaborators;
●	reduced or varied protection for intellectual property rights in some countries;

●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, such as the GDPR, labor laws and anti-competition regulations;
●	export or import restrictions and supply chain disruptions;
●	laws and business practices favoring local companies;
●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;
●	foreign currency exchange rate fluctuations;
●	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;
●	the impact of political and economic instability and conflict, such as the tension in Russia and Ukraine, which could lead to uncertainty and instability in global financial markets;
●	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;
●	the imposition of new trade restrictions; and
●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.

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

In addition, certain of the components used in our instruments are sourced by these manufacturers from limited or sole suppliers. If they were to lose such suppliers, there can be no assurance that they would be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments to customers could occur if our manufacturers encounter delays or difficulties in securing these components, or if the quality of the components supplied do not meet specifications, or if they cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed.

We rely on a limited number of suppliers or, in some cases, one supplier, for some of our materials and components used in our consumable products and our SP-X instrument, and may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

We rely on limited or sole suppliers for certain reagents and other materials and components that are used in our consumable products and in our SP-X instrument. While we have long-term contracts with some critical suppliers, we do not have contracts with all suppliers and instead rely on periodically forecasting our needs for such materials and entering into standard purchase orders with them. In addition, our use of many of the materials used in our consumable products is limited to research use only. As we expand into diagnostic applications for our products, we will need to secure diagnostic rights to such materials. If we were to lose suppliers or were unable to secure required rights for materials from suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis and on acceptable terms, if at all. An interruption in our operations could occur if we encounter delays or difficulties in securing these materials or any required rights to these materials, if the quality of the materials supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to qualify a new supplier and ensure that the new materials provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.

Increased demand may cause us to experience delays in production or backlogs in deliveries that could limit the growth of our revenue or increase our losses.

A significant unforecasted increase in demand for our products may result in delays or shortfalls in our production and backlogs in deliveries. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.

The life sciences research and diagnostic markets are highly competitive. If we fail to effectively compete, our business, financial condition and operating results will suffer.

We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early-stage companies that design, manufacture and market systems and consumable supplies. Many of our current competitors have competitive advantages over us, including:

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

In addition, the EU recently published new regulations that will result in greater regulation of medical devices and IVDs. The new IVD regulation (new IVD Regulation) is significantly different from the European directive for In vitro diagnostic products (IVD Directive) that it replaces in that it will ensure that the new requirements apply uniformly and on the same schedule across the member states, include a risk-based classification system and increase the requirements for conformity assessment. The CE registration for Uman’s Nf-L ELISA assay kit for CSF was approved in March 2014 under the IVD Directive. Under the IVD Directive the assay is classified as a general IVD product, class I and required self-certification with no involvement of a notified body/authority. Under the new IVD Regulation, the requirements increase and involve assessment by a notified body for class B, C and D products. Uman’s Nf-L ELISA assay kit for CSF is classified as class B product and must fully implement the new IVD Regulation by May 2027. The new requirements include an ISO 13485 certification of the quality system (which Uman received July 2018) and increased technical evidence and follow-up of performance of the specific product (e.g. clinical evidence and post-market activities). The work to meet the new technical requirements is on-going. An internal GAP-analysis is to be performed and work to eliminate the GAPs performed.

In order to continue to sell our products in Europe, we must maintain our CE marks and continue to comply with certain EU directives and, in the future with the new IVD Regulation. Our failure to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our notified body, which could impair our ability to market products in the EEA in the future. Any changes to the membership of the European Union, such as the departure of the United Kingdom (Brexit), may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.

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

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, faulty password management, lapses in compliance with privacy and security mandates, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant additional expenses.

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

In addition, our insurance may be insufficient to cover our losses resulting from cyber-attacks, breaches, or other interruptions, and any incidents may result in loss of, or increased costs of, such insurance. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

The failure to maintain our current enterprise resource planning system (ERP) could adversely impact our business and results of operations.

If our ERP system does not continue to operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing, and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management's assessment of our internal control over financial reporting.

We are currently subject to, and may in the future become subject to additional, U.S. federal and state laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our future customer base, and thereby decrease our revenue.

In the ordinary course of our business, we currently, and in the future will, collect, store, transfer, use or process sensitive data, including personally identifiable information of employees, and intellectual property and proprietary business information owned or controlled by ourselves and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (CCPA), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California also passed the California Privacy Rights Act, or CPRA, which significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers. In 2021, Virginia and Colorado both passed comprehensive state data privacy laws. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. These and future laws and regulations may increase our compliance costs and potential liability.

Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act (HITECH), and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

In addition, the European Parliament and the Council of the European Union adopted the GDPR in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. While we have taken steps to comply with the GDPR, including such as reviewing our security procedures and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful.

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

In addition to pursuing patents on our technology, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we take steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Moreover, if a party having an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, the outcome would be unpredictable, and any remedy may be inadequate. In addition, courts outside of the United States may be less willing to protect trade secrets.

Some of our owned and in-licensed intellectual property has been discovered through government-funded programs and thus is subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we own and have in-licensed have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. For example, some of the issued U.S. patents we own and all of the intellectual property rights licensed to us under our license agreement with Tufts have been generated using U.S. government funds. As a result, the U.S. government has certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980 (the Bayh-Dole Act). These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government, elect title, and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturing may limit our ability to license the applicable patent rights on an exclusive basis under certain circumstances.

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

Licensing of intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operation.

In addition to agreements pursuant to which we in-license intellectual property, we have in the past and expect to in the future to grant licenses under our intellectual property. Like in-licenses, out-licenses are complex, and disputes may arise between us and our licensees. Moreover, our licensees may breach their obligations, or we may be exposed to liability due to our failure or alleged failure to satisfy our obligations. Any such occurrence could have an adverse effect on our business.

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

Competitors may infringe our patents or the patents that we license. In the event of infringement or unauthorized use, we may file one or more infringement lawsuits, which can be expensive and time-consuming. An adverse result in any such litigation proceedings could put one or more of our patents at risk of being invalidated, found to be unenforceable or interpreted narrowly, and it could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

If we or any of our partners were to initiate legal proceedings against a third party to enforce a patent covering one of our products or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the USPTO even outside of the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the challenged patent. Such a loss of patent protection would have a material adverse impact on our business.

We may not be able to protect our intellectual property rights throughout the world, which could materially, negatively affect our business.

Filing, prosecuting and defending patents on current and future products in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside of the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent that federal and state laws do in the United States. Consequently, regardless of whether we are able to prevent third parties from practicing our inventions in the United States, we may not be able to prevent third parties from practicing our inventions in all countries outside of the United States, or from selling or importing products made by using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products, and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as it is in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from competing. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license and may adversely impact our business.

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

The America Invents Act (the AIA) was signed into law on September 16, 2011, and many of the substantive changes became effective on March 16, 2013. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant of the time from invention to the filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions.

Among some of the other changes introduced by the AIA are changes that limit where a patent holder may file a patent infringement suit and provide additional opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our owned and in-licensed U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings, compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

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

The market price of shares of our common stock has been and could continue to be subject to wide fluctuations in response to many factors listed in this section, and others beyond our control, including:

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and The Nasdaq Global Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. These costs increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, as a public company we incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting and to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve timely compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. The process of obtaining the attestation report from our independent registered public accounting firm is costly and requires the devotion of significant management attention and resources. We have been required to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We currently lease approximately 91,600 square feet of office, laboratory, and manufacturing space at our headquarters in Billerica, Massachusetts. In addition, in the first quarter of 2022, we executed a lease for 85,800 square feet of office and laboratory space in Bedford, Massachusetts. The premises covered by these leases serve as our principal office and laboratory space. The initial term of the Billerica lease is eleven years and five months beginning on April 1, 2019, and we have the option to extend the lease for two additional five-year periods. The initial term of the Bedford lease is eight years and nine months beginning on the earlier of our occupancy, or May 1, 2022. We believe that these office, laboratory, and manufacturing spaces will be sufficient to meet our needs for the foreseeable future.

In addition, our subsidiary, Uman, leases a total of approximately 6,500 square feet of office, laboratory, manufacturing and storage space in Umeå, Sweden. These leases expire at various dates through February 28, 2023.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “QTRX.”

Stockholders

As of February 23, 2022, there were approximately 23 stockholders of record of our common stock.

Unregistered Sales of Securities

There were no unregistered sales of equity securities during the fourth quarter ended December 31, 2021.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” Results of operations for the fiscal year ended December 31, 2019 can be referenced on our 2020 Annual Report on Form 10-K filed with the SEC on March 5, 2021.

Overview

We are a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. Our platforms are based on our proprietary digital “Simoa” detection technology. Our Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations. These capabilities provide our customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. We believe this greater insight will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention.

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

We commercially launched our first immunoassay platform, the Simoa HD-1, in January 2014. The HD-1 is based on our bead-based technology, and assays run on the HD-1 are fully automated. We initiated commercial launch of the SR-X instrument in December 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-1 in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of applications. In July 2019, we launched the Simoa HD-X, an upgraded version of the Simoa HD-1, which replaces the HD-1. The HD-X has been designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. We began shipping and installing HD-X instruments at customer locations in 2019, and by the end of 2021, approximately 68% of the HD instrument installed base was HD-X instruments.

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

We also provide contract research services for customers through our CLIA-certified Accelerator Laboratory. The Accelerator Laboratory provides customers with access to Simoa technology, and supports multiple projects and services, including sample testing, homebrew assay development and custom assay development. To date, we have completed over 1,700 projects for approximately 400 customers from all over the world using our Simoa platforms.

We sell our instruments, consumables and services to the life science, pharmaceutical and diagnostics industries through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, Brazil, China, Czech Republic, India, Hong Kong, Israel, Japan, New Zealand, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, and UAE. In addition, Uman sells Nf-L antibodies and Nf-L ELISA kits directly, and in conjunction with us and another distributor worldwide. We have an extensive base of customers in world class academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies.

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

In view of the COVID-19 pandemic, in 2020, we adjusted our operations to expand capacity in our Accelerator Laboratory to support customers whose operations have been disrupted and to sustain clinical trials. We also determined that our cytokine assay technology could provide researchers with important and differentiated tools to study disease progression, cytokine release syndrome, and patient-treatment response in the fight against COVID-19, and began developing a SARS-CoV-2 semi-quantitative IgG assay and a SARS-CoV-2 antigen detection assay, and prototyping a high-definition multiplex SARS-CoV-2 serology assay. In December 2020, the FDA issued an EUA for our Simoa Semi-Quantitative SARS-CoV-2 IgG Antibody Test, and in January 2021, the FDA issued an EUA for our Simoa SARS-CoV-2 N Protein Antigen Test, each of which is run on our HD-X instrument. In September 2021, the FDA expanded the EUA for our Simoa SARS-CoV-2 N Protein Antigen Test to include testing with nasal swabs and saliva and for asymptomatic serial testing with nasal swab samples. We are exploring extending the test to home-based sample collection and pooling to enable larger scale testing.

In September 2020, we entered into WP2 with the NIH under the RADx program. This contract, which has a total award value of up to $18.2 million, is intended to accelerate the continued development, scale-up and deployment of our novel SARS-CoV-2 antigen test. Initial early feasibility of this test was funded in part through the RADx WP1 award we were granted in June 2020. WP2 supports clinical validation of the test in support of the EUA submissions with the FDA, and provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Contract funding was subject to the achievement of pre-defined milestones and the contract period ran through September 2021, with one milestone extended to March 31, 2022. As of December 31, 2021, we had received $17.7 million out of the full $18.2 million under WP2.

The COVID-19 situation remains dynamic, and there remains significant uncertainty as to the length and severity of the pandemic, the actions that may be taken by government authorities, the impact to the business of our customers and suppliers, the long-term economic implications and other factors identified in “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impact to our business, financial condition, and operating results.

As of December 31, 2021, we had cash and cash equivalents of $396.5 million. Since inception, we have incurred annual net losses. Our net loss was $57.7 million, $31.5 million, and $40.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $305.5 million and stockholders' equity of $441.0 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and other personnel costs, and stock-based compensation for our sales and marketing, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services. We expect selling, general and administrative expenses to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to introduce new products, broaden our customer base and grow our business. We also expect to incur additional public company expenses, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq Stock Market, additional insurance expenses, and expenses related to investor relations activities and other administrative and professional services.

Critical Accounting Policies, Significant Judgments and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates may occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Collaboration and License Revenue

We may enter into agreements to license the intellectual property and know-how associated with our instruments in exchange for license fees and future royalties (as described below). The license agreements provide the licensee with a right to use the intellectual property with the license fee revenues recognized at a point in time as the underlying license is considered functional intellectual property. We have recognized revenues from a sales- or usage based royalties related to our licensing technology and intellectual property.

Payment Terms

Our payment terms vary by the type and location of customer and the products or services offered. Payment from customers is generally required in a term ranging from 30 to 45 days from date of shipment or satisfaction of the performance obligation with no discounts for early payment. Occasionally we do provide extended payment terms or financing arrangements to customers.

Disaggregated Revenue

When disaggregating revenue, we considered all of the economic factors that may affect revenues. The following tables disaggregate our revenue from contracts with customers based on their location by revenue type:

	Year Ended
	December 31, 2021
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues:
Instruments	$12,138	$8,178	$5,657	$25,973
Consumable and other products	34,997	16,122	3,970	55,089
Total	$47,135	$24,300	$9,627	$81,062

Service and other revenues:
Service-type warranties	$4,334	$2,039	$255	$6,628
Research services	12,101	2,600	124	14,825
Other services	1,372	695	109	2,176
Total	$17,807	$5,334	$488	$23,629

Collaboration and license revenue:
Collaboration and license revenue	$360	$288	$—	$648
Total	$360	$288	$—	$648

	Year Ended
	December 31, 2020
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues:
Instruments	$8,680	$4,332	$3,594	$16,606
Consumable and other products	14,305	10,854	2,252	27,411
Total	$22,985	$15,186	$5,846	$44,017

Service and other revenues:
Service-type warranties	$3,171	$1,543	$207	$4,921
Research services	15,011	2,225	737	17,973
Other services	700	435	100	1,235
Total	$18,882	$4,203	$1,044	$24,129

Collaboration and license revenue:
Collaboration and license revenue	$11,685	$124	$—	$11,809
Total	$11,685	$124	$—	$11,809

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

Variable consideration in our contracts primarily relates to (i) sales- and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (ii) certain non-fixed fee research services contracts. ASC 606 provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- or usage-based royalty will be recognized in the period the underlying transaction occurs. We have recorded sales- or usage-based royalty revenue for the years ended December 31, 2021, 2020 and 2019 related to the intellectual property licensed by Uman. We recognize revenues from sales- or usage based royalty revenue at the later of when the sales or usage occurs; and the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated.

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of December 31, 2021 is $7.5 million. Of the performance obligations not yet satisfied or that are partially satisfied, $6.4 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $7.5 million principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company.

We have classified the balance of capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of December 31, 2021 and classified the expense as a component of cost of goods sold and selling, general and administrative expense over the estimated life of the contract. We consider potential impairment in these amounts each period.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component for the years ended December 31, 2021, 2020, and 2019.

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

On June 22, 2020, we entered into WP1 under the NIH’s RADx program to assess the feasibility of a novel SARS-CoV-2 antigen detection test using our Simoa technology. During the year ended December 31, 2020 we recognized $2.0 million of grant revenue and incurred $1.0 million in research and development expense related to WP1. WP1 was completed as of December 31, 2020.

On September 29, 2020, we entered into WP2 with the NIH under its RADx program. The contract, which has a total award value of $18.2 million, accelerates the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using our Simoa technology. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 is based on the achievement of certain milestones. Contract funding was subject to achievement of these pre-defined milestones and the contract period ran through September 2021, with one milestone extended to March 31, 2022. As of December 31, 2021, we had received $17.7 million out of the full $18.2 million under WP2. During the year ended December 31, 2021, we recognized $5.2 million in grant revenue and incurred $3.4 million in research and development expense related to WP2. During the year ended December 31, 2020, we recognized $4.4 million in grant revenue and incurred $2.6 million in research and development expense related to WP2.

The following table summarizes the cumulative activity under WP2 as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Total grant revenue from research and development activities	$9,576	$4,362
Total proceeds used for assets	8,104	826
Total deferred proceeds for assets	—	2,478
Total deferred grant revenue	—	304
Total recognized	$17,680	$7,970

Total recognized	$17,680	$7,970
Total amount accrued	—	(2,968)
Total cash received	$17,680	$5,002

Total proceeds received	$17,680	$5,002
Total proceeds reasonably assured	520	13,198
Total WP2 grant amount	$18,200	$18,200

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Stock-based compensation awards have historically consisted of stock options and restricted stock units. Prior to the adoption of Accounting Standards Update (ASU) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting period for changes in the fair value of the awards. We adopted ASU 2018-07 on January 1, 2020. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. There were no material non-employee awards outstanding during the years ended December 31, 2021, 2020, and 2019.

We recognize forfeitures as they occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using a Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The fair value of stock options granted to employees and non-employees is estimated on the grant date using a Black-Scholes option-pricing model, based on the assumptions noted in the following table:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.4% - 1.3%	0.4% - 1.7%
Expected dividend yield	None	None
Expected term (in years)	6.0	6.0
Expected volatility	49.2% - 55.6%	43.9% - 49.2%
Weighted-average grant date fair value	$ 29.96	$ 12.66

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

We determined the fair value of each share of common stock underlying share-based awards based on the closing price of our common stock as reported by Nasdaq on the date of grant.

The table below summarizes the stock-based compensation expense recognized in our statements of operations by classification (in thousands):

	Year Ended December 31,
	2021	2020
Cost of product revenue	$471	$189
Cost of service and other revenue	403	311
Research and development	1,807	1,129
General and administrative	13,294	8,470
Total stock-based compensation	$15,975	$10,099

As of December 31, 2021, we had $35.8 million of total unrecognized stock-based compensation costs which we expect to recognize over a weighted-average period of 2.9 years.

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Year Ended December 31,
	2021		2020		Increase (Decrease)
		% of		% of
		revenue		revenue	Amount	%
Product revenue	$81,062	73%	$44,017	52%	$37,045	84%
Service and other revenue	23,629	21%	24,129	28%	(500)	(2)%
Collaboration and license revenue	648	1%	11,809	14%	(11,161)	(95)%
Grant revenue	5,217	5%	6,422	6%	(1,205)	(19)%
Total revenue	110,556	100%	86,377	100%	24,179	28%
Cost of goods sold:
Cost of product revenue	34,149	31%	25,950	30%	8,199	32%
Cost of service revenue	14,679	13%	11,245	13%	3,434	31%
Cost of collaboration and license revenue	—	—%	1,000	1%	(1,000)	(100)%
Total costs of goods sold, services, and licenses	48,828	44%	38,195	44%	10,633	28%
Gross profit	61,728	56%	48,182	56%	13,546	28%
Operating expenses:
Research and development	27,978	25%	20,174	23%	7,804	39%
Selling, general, and administrative	92,336	84%	59,592	69%	32,744	55%
Total operating expenses	120,314	109%	79,766	92%	40,548	51%
Loss from operations	(58,586)	(53)%	(31,584)	(37)%	(27,002)	(85)%
Interest expense, net	(403)	—%	(273)	(0)%	(130)	(48)%
Other income (expense), net	1,265	1%	(49)	—%	1,314	2,682%
Loss before income taxes	(57,724)	(52)%	(31,906)	(37)%	(25,818)	(81)%
Income tax benefit	36	—%	376	—%	(340)	(90)%
Net loss	$(57,688)	(52)%	$(31,530)	(37)%	$(26,158)	(83)%

Revenue

Revenue increased by $24.2 million, or 28%, to $110.6 million for the year ended December 31, 2021 as compared to $86.4 million for the year ended December 31, 2020. Product revenue increased 84% to $81.1 million for the year ended December 31, 2021, as compared to $44.0 million in the same period in 2020. Product revenue consisted of sales of instruments totaling $26.0 million and sales of consumables and other products totaling $55.1 million for the year ended December 31, 2021. Product revenue consisted of sales of instruments totaling $16.6 million and sales of consumables and other products of $27.4 million for the year ended December 31, 2020. The increase in product revenue was primarily due to the increased ability to install instruments as customer sites reopened from COVID-19 related shutdowns that impacted results in the same period in 2020. In addition, as the installed base of instruments increased year over year, consumable sales increased. The decrease in service and other revenue of $0.5 million was primarily due to our open headcount within our services personnel. We had $0.6 million and $11.8 million in collaboration and license revenue during the year ended December 31, 2021 and 2020, respectively, related to licensing technology and intellectual property. We had $11.2 million in collaboration and license revenue during the year ended December 31, 2020, primarily related to entering into the Abbott License Agreement. Grant revenue of $5.2 million and $6.4 million consisted of revenue related to WP2 recognized during the year ended December 31, 2021, and revenue related to WP2 and WP1 recognized during the year ended December 31, 2020, respectively.

Cost of Goods Sold, Services, and Licenses

Cost of product revenue increased by $8.2 million, or 32%, to $34.1 million for the year ended December 31, 2021 as compared to $26.0 million for the year ended December 31, 2020. The increase was primarily due to our increase in volume of our product revenue. Cost of service revenue increased by $3.4 million, or 31%, to $14.7 million for the year ended December 31, 2021, as compared to $11.2 million for the year ended December 31, 2020, primarily due to increased personnel costs from the build out of our field service organization. Cost of collaboration and license revenue of $1.0 million for the year ended December 31, 2020 resulted from the licensing of certain technology and intellectual property to Abbott. Overall cost of goods sold and services as a percentage of revenue was consistent at 44% of total revenue for the years ended December 31, 2021 and 2020, respectively.

Research and Development Expense

Research and development expense increased by $7.8 million, or 39%, to $28.0 million for the year ended December 31, 2021, as compared to $20.2 million for the year ended December 31, 2020. The increase was primarily due to increased headcount as we build our organization to support growth and invest in process improvements.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $32.7 million, or 55%, to $92.3 million for the year ended December 31, 2021 as compared to $59.6 million for the year ended December 31, 2020. The increase was primarily due to higher personnel costs from increased headcount and other spending increases in various departments as we build out our organization to support growth and invest in process improvements.

Interest Expense

Interest expense, net decreased by $0.1 million for the year ended December 31, 2021 as compared to the same period in 2020, primarily due to the unfavorable impact of interest rates on our cash equivalents for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Other Income (Expense), Net

Other income (expense), net increased by $1.3 million for the year ended December 31, 2021 as compared to the same period in 2020, primarily due to other income of $2.1 million related to an employee retention tax credit established under the Coronavirus Aid, Relief and Economic Securities Act, offset by other expense due to unfavorable foreign currency exchange rates during the year ended December 31, 2021.

Income Tax Benefit

Income tax benefit was less than $0.1 million for the year ended December 31, 2021, as compared to $0.4 million tax for the same period in 2020. The change is primarily due to the decrease in the tax benefit recorded on the operating results of our foreign subsidiaries.

Liquidity and Capital Resources

Since our inception, we have incurred annual net losses and negative cash flows from operations. We used $47.9 million, $23.4 million and $26.2 million of cash for our operating activities for the years ended December 31, 2021, 2020, and 2019, respectively. The significant increase in our cash used for operating activities for the year ended December 31, 2021, as compared to December 31, 2020, was principally driven by our increased net loss for the 2021 period. As of December 31, 2021, we had an accumulated deficit of $305.5 million. As of December 2021, we had cash and cash equivalents of $396.5 million.

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

Loan Facility with Hercules

On April 14, 2014, we executed a loan agreement with Hercules Capital, Inc. (Hercules), as subsequently amended most recently in April 2019. The interest rate on this term loan was variable based on a calculation of 8% plus the prime rate less 5.25%, with a minimum interest rate of 8%. Interest was to be paid monthly beginning the month following the borrowing date. Under the amended agreement, we were required to pay the loan principal in four equal installments starting July 1, 2021, with the final principal payment and end of term charge to be made on October 1, 2021. On October 1, 2021, we made the final principal payment, including end of term fees, of $2.0 million related to the loan agreement. As of December 31, 2021, there were no additional amounts available to borrow under the loan facility.

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

Cash Flows

The following table presents our cash flows for each period presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(47,907)	$(23,365)
Net cash used in investing activities	(6,338)	(626)
Net cash provided by financing activities	270,795	96,236
Net increase in cash and cash equivalents	$216,550	$72,245

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

Net cash used in operating activities was $47.9 million during the year ended December 31, 2021. Net cash used in operating activities primarily consisted of net loss of $57.7 million offset by non-cash charges of $16.0 million of stock-based compensation expense and $4.9 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $12.2 million was primarily due to an increase in inventory of $8.1 million and an increase in accounts receivable of $6.9 million, offset by an increase in accounts payable, accrued compensation and benefits and other accrued expenses of $3.5 million, all driven by growth and our investments in process improvements.

Net cash used in operating activities was $23.4 million during the year ended December 31, 2020. Net cash used in operating activities primarily consisted of net loss of $31.5 million offset by non-cash charges of $10.1 million of stock-based compensation expense and $4.3 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $8.0 million was primarily due to an increase in an increase in accounts receivable of $6.7 million, an increase in inventory of $5.1 million, and an increase in prepaid expenses and other assets of $3.9 million, offset by a decrease in accrued compensation and benefits and other accrued expenses of $6.2 million.

Net Cash Used in Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure and work force. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.

We used $6.3 million of cash during the year ended December 31, 2021, consisting of $13.6 million for the purchase of property and equipment, offset by $7.3 million in grant proceeds related to assets acquired under WP2.

We used $0.6 million of cash in investing activities during the year ended December 31, 2020, consisting of $3.9 million in additions to property and equipment, offset by $3.3 million in grant proceeds related to assets acquired under WP2.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through private placements of our convertible preferred stock and borrowings from credit facilities, the sale of shares of our common stock in our IPO or other offerings and revenues from our commercial operations.

Financing activities provided $270.8 million of cash during the year ended December 31, 2021, primarily from $269.7 million in net proceeds from our underwritten public offering during the first quarter of 2021.

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

We believe cash generated from commercial sales along with our current cash and cash equivalents will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

●	market acceptance of our products and services;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	the cost of our research and development activities;
●	our ability to enter into collaborations in the future, and the success of any such collaborations;
●	the cost and timing of potential regulatory clearances or approvals that may be required in the future for our products; and
●	the effect of competing technological and market developments.

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

Contractual Obligations, Commitments and Contingencies

Lease Obligations

We currently lease approximately 91,600 square feet of office, laboratory, and manufacturing space at our headquarters in Billerica, Massachusetts. In addition, in the first quarter of 2022, we executed a lease for 85,800 square feet of office and laboratory space in Bedford, Massachusetts. The premises covered by these leases serves as our principal office and laboratory space effective the second quarter of 2019. The initial term of the Billerica lease is eleven years and five months beginning on April 1, 2019, and we have the option to extend the lease for two additional five-year periods. The initial term of the Bedford lease is eight years and nine months beginning on the earlier of our occupancy, or May 1, 2022.

In addition, our subsidiary, Uman, leases a total of approximately 6,500 square feet of office, laboratory, manufacturing and storage space in Umeå, Sweden. These leases expire at various dates through February 28, 2023.

The following table summarizes our operating lease obligations (in thousands):

As of December 31, 2021
2022	$3,466
2023	3,515
2024	3,557
2025	3,655
2026	3,765
thereafter	14,782
Total	$32,740

Backlog

We generally expect to ship all instrument and consumable orders received in a given period with the exception of orders received near the end of a fiscal quarter; and as a result, our backlog at the end of any period is typically insignificant.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risk, including foreign currency exchange risk and interest rate risk.

Concentration of Revenue and Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash equivalents consist primarily of cash deposits and short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents consist primarily of bank deposits and certain investments, such as government securities, with maturities less than 90 days at the date of purchase. Deposits of cash held outside the United States totaled approximately $3.4 million and $1.1 million at December 31, 2021 and 2020, respectively.

We grant credit to customers in the ordinary course of business. Credit evaluations are performed on an ongoing basis to reduce credit risk, and no collateral is required from our customers. An allowance for credit loss is provided for those accounts receivable considered to be uncollectible based upon historical experience and credit evaluation. As of December 31, 2021, one company represented 18% of our gross accounts receivable. As of December 31, 2020, one company represented 19% of our gross accounts receivable. Due to the nature of our quarterly revenue streams derived from royalty revenue, it is not unusual for our accounts receivable balances to include a few customers with large balances. Historically, we have not recorded material losses due to customers’ nonpayment. For the years ended December 31, 2021 and 2019, no customer individually accounted for more than 10% of our total revenue. For the year ended December 31, 2020, one company accounted for 13% of our total revenue. For the quarter ended December 31, 2021, one company accounted for 14% of our total revenue.

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Historically, the substantial majority of our revenue has been denominated in U.S. dollars. For the years ended December 31, 2021, 2020, and 2019, approximately 36%, 31% and 41%, respectively, of our total revenue was generated from customers located outside of North America. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Canada, Europe, Japan and China. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2021 would not have been material. The effect of a 10% adverse change in exchange rates on foreign denominated cash, receivables and payables as of December 31, 2022 would not be material.

To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Interest Rate Risk

We had cash and cash equivalents of $396.5 million as of December 31, 2021. These amounts were held primarily in cash on deposit with banks. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had decreased by 10% during the periods presented, our interest income would not have been materially affected. If overall interest rates decrease by 10% during the year ending December 31, 2022, our interest income would not be materially affected. We do not hold or issue financial instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal controls over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Quanterix Corporation

Opinion on Internal Control over Financial Reporting

We have audited Quanterix Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Quanterix Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Quanterix Corporation as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2022

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

The consolidated financial statements are included beginning on page F-1 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

Schedule II – Valuations and Qualifying Accounts

	Balance at	Charged		Balance at
Description	Beginning of Period (in thousands)	to Costs and Expenses (in thousands)	Deductions (in thousands)	End of Period (in thousands)
Allowance for credit losses:
Year ended December 31, 2021	$370	$213	$(164)	$419
Year ended December 31, 2020	$162	$493	$(285)	$370
Year ended December 31, 2019	$36	$160	$(34)	$162
(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Amended and Restated Certificate of Incorporation		8-K	12/15/2017	001-38319
3.2	Restated Bylaws		8-K	12/15/2017	001-38319
4.1	Description of Securities		10-K	3/13/2020	001-38319
4.2	Form of Common Stock Certificate		S-1	11/9/2017	333-221475
4.3	Fourth Amended and Restated Registration Rights Agreement, dated as of June 2, 2017, by and among the Registrant and the investors named therein		S-1	11/9/2017	333-221475
10.1.1+	2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475
10.1.2+	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475
10.1.3+	Form of Non-qualified Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475
10.1.4+	Form of Restricted Stock Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475
10.2.1+	2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.2.2+	Form of Stock Option Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475
10.2.3+	Form of Restricted Stock Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475
10.2.4+	Form of Restricted Stock Unit Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475
10.3+	Employment Agreement, dated January 1, 2015, by and between the Registrant and E. Kevin Hrusovsky		S-1	11/9/2017	333-221475
10.4+	Employment Agreement, dated June 22, 2021, between the Registrant and Michael Doyle		8-K	6/28/2021	001-38319
10.5+	Employment Agreement, dated May 10, 2021, between the Registrant and Dr. Masoud Toloue		8-K	5/11/2021	001-38319
10.6+	Letter Agreement, dated May 31, 2019, by and between the Registrant and John Fry		10-Q	8/6/2019	001-38319
10.7+	Letter Agreement, dated August 8, 2014, by and between the Registrant and Mark T. Roskey, Ph.D.		S-1	11/9/2017	333-221475
10.8+	Letter Agreement, effective as February 5, 2018, by and between the Registrant and Dawn Mattoon		10-Q	5/15/2018	001-38319
10.9.1*	Exclusive License Agreement, dated June 18, 2007, between the Registrant and Tufts University, as amended on April 29, 2013		S-1	11/9/2017	333-221475
10.9.2*	Second Amendment, dated August 22, 2017, to the Exclusive License Agreement between the Registrant and Tufts University		S-1	11/9/2017	333-221475

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.9.3	@	Third Amendment, dated September 25, 2020, to the Exclusive License Agreement between the Registrant and Tufts University		10-Q	11/6/2020	001-38319
10.10.1*		Supply and Manufacturing Agreement, dated September 14, 2011, between the Registrant and STRATEC Biomedical AG		S-1	11/9/2017	333-221475
10.10.2		First Amendment to Supply and Manufacturing Agreement, dated October 17, 2013, between the Registrant and STRATEC Biomedical AG		S-1	11/9/2017	333-221475
10.11.1*		STRATEC Development Services and Equity Participation Agreement, dated August 15, 2011, between the Registrant and STRATEC Biomedical Systems AG		S-1	11/9/2017	333-221475
10.11.2*

First Amendment to STRATEC Development Services and Equity Participation Agreement and Second Amendment to Supply and Manufacturing Agreement, dated November 18, 2016, between the Registrant and STRATEC Biomedical AG

				S-1	11/9/2017	333-221475
10.12*		Manufacturing Services Agreement, dated November 23, 2016, between the Registrant and Paramit Corporation		S-1	11/9/2017	333-221475
10.13+		Form of Indemnification Agreement		S-1/A	11/27/2017	333-221475
10.14		Lease Agreement by and between SSI 900 Middlesex MA LP and the Registrant, dated October 2, 2018.		8-K	10/5/2018	001-38319
10.15		Lease Agreement by and between the Registrant and XChange Owner LLC, dated January 28, 2022.		8-K	1/31/2022	001-38319

Exhibit Number		Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.16	@	Non-Exclusive License Agreement, dated September 29, 2020, by and between Abbott Laboratories and the Registrant.		8-K	10/5/2020	001-38319
10.17+		Separation Agreement dated November 11, 2021 by and between the Registrant and William Geist.		8-K	11/12/2021	001-38319
10.18+		Amended and Restated 2018 Non-Employee Director Compensation Policy	X
21.1		Subsidiaries of Registrant		10-K	3/5/2021	001-38319
23.1		Consent of Ernst & Young LLP	X
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		Inline XBRL Instance Document.	X
101.SCH		Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF		Inline XBRL Taxonomy Extension Definition.	X
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document.	X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions have been filed separately with the SEC.
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

QUANTERIX CORPORATION

Date: March 1, 2022	By:	/s/ E. KEVIN HRUSOVSKY
E. Kevin Hrusovsky
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. KEVIN HRUSOVSKY	Chairman and Chief Executive Officer and Director (principal executive officer)	March 1, 2022
E. Kevin Hrusovsky

/s/ MICHAEL A. DOYLE	Chief Financial Officer	March 1, 2022
Michael A. Doyle	(principal financial officer and principal accounting officer)

/s/ KEITH L. CRANDELL	Director	March 1, 2022
Keith L. Crandell

/s/ SARAH E. HLAVINKA	Director	March 1, 2022
Sarah E. Hlavinka

/s/ MARTIN D. MADAUS, PH.D.	Director	March 1, 2022
Martin D. Madaus, Ph. D.

/s/ PAUL M. MEISTER	Director	March 1, 2022
Paul M. Meister

/s/ LAURIE J. OLSON	Director	March 1, 2022
Laurie J. Olson

/s/ DAVID R. WALT, PH.D.	Director	March 1, 2022
David R. Walt, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

QUANTERIX CORPORATION

Years ended December 31, 2021, 2020, and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Quanterix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quanterix Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Excess Inventory
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company analyzes its inventory levels at each reporting date to identify inventory that is in excess of expected future demand. In the event that the Company identifies excess inventory, the Company recognizes a reduction in the carrying value of inventory.

Auditing management’s valuation of inventory involved judgement in evaluating management’s analysis and significant assumptions related to projections of future demand which is dependent on market factors.

How We Addressed the Matter in Our Audit

To audit the Company’s valuation of inventory, we performed audit procedures that included, among others, performing inquiries of management and testing the completeness and accuracy of the underlying data used in the estimation of future demand.  To evaluate the Company’s estimate of future demand, we independently assessed the sensitivity and impact of reasonably possible changes in forecasted demand and the impact on the Company’s calculation of excess inventory.  We also evaluated management's ability to accurately forecast demand by comparing actual demand to management's prior estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Boston, Massachusetts

March 1, 2022

Quanterix Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$396,465	$181,584
Accounts receivable (less allowance for credit losses of $419 and $370 as of December 31, 2021 and December 31, 2020, respectively; including $200 and $172 due from related parties as of December 31, 2021 and December 31, 2020, respectively)	23,786	17,184
Inventory	22,190	14,856
Prepaid expenses and other current assets	6,514	5,981
Total current assets	448,955	219,605
Restricted cash	2,577	1,000
Property and equipment, net	17,960	13,912
Intangible assets, net	10,534	13,716
Goodwill	9,632	10,460
Right-of-use assets	11,491	11,995
Other non-current assets	378	357
Total assets	$501,527	$271,045
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable (including $42 and $14 to related parties as of December 31, 2021 and December 31, 2020, respectively)	$9,209	$6,799
Accrued compensation and benefits	13,252	10,777
Other accrued expenses (including $0 and $1,377 to related parties as of December 31, 2021 and December 31, 2020, respectively)	6,486	4,845
Deferred revenue (including $54 and $90 with related parties as of December 31, 2021 and December 31, 2020, respectively)	6,361	5,421
Current portion of long term debt	—	7,673
Short term lease liabilities	1,428	1,234
Other current liabilities	241	3,054
Total current liabilities	36,977	39,803
Deferred revenue, net of current portion	1,099	577
Long term lease liabilities	20,464	21,891
Deferred tax liabilities	2,035	2,649
Total liabilities	60,575	64,920
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of December 31, 2021 and December 31, 2020; issued and outstanding — 36,768,035 and 31,796,544 shares as of December 31, 2021 and December 31, 2020, respectively	37	32
Additional paid-in capital	745,936	451,433
Accumulated other comprehensive income	441	2,434
Accumulated deficit	(305,462)	(247,774)
Total stockholders’ equity	440,952	206,125
Total liabilities and stockholders’ equity	$501,527	$271,045

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Years Ended
	December 31,
	2021	2020	2019
Product revenue (including related party activity of $505, $580, and $720 for the years ended December 31, 2021, 2020, and 2019, respectively)	$81,062	$44,017	$40,491
Service and other revenue (including related party activity of $114, $202, and $118 for the years ended December 31, 2021, 2020, and 2019, respectively)	23,629	24,129	16,059
Collaboration revenue	648	11,809	184
Grant revenue	5,217	6,422	—
Total revenue	110,556	86,377	56,734
Costs of goods sold:
Cost of product revenue (including related party activity of $1,936, $205, and $234 for the years ended December 31, 2021, 2020, and 2019, respectively)	34,149	25,950	20,900
Cost of service and other revenue (including related party activity of $74, $52, and $0 for the years ended December 31, 2021, 2020, and 2019, respectively)	14,679	11,245	8,998
Cost of collaboration and license revenue (including related party activity of $0, $1,000, and $0 for the years ended December 31, 2021, 2020, and 2019, respectively)	—	1,000	—
Total costs of goods sold, services, and licenses	48,828	38,195	29,898
Gross profit	61,728	48,182	26,836
Operating expenses:
Research and development (including related party activity of $565, $235, and $152 for the years ended December 31, 2021, 2020, and 2019, respectively)	27,978	20,174	16,190
Selling, general and administrative (including related party activity of $89, $37, and $180 for the years ended December 31, 2021, 2020, and 2019, respectively)	92,336	59,592	52,246
Total operating expenses	120,314	79,766	68,436
Loss from operations	(58,586)	(31,584)	(41,600)
Interest (expense) income, net	(403)	(273)	627
Other income (expense), net	1,265	(49)	(10)
Loss before income taxes	(57,724)	(31,906)	(40,983)
Income tax benefit	36	376	187
Net loss	$(57,688)	$(31,530)	$(40,796)
Net loss per share, basic and diluted	$(1.60)	$(1.07)	$(1.63)
Weighted-average common shares outstanding, basic and diluted	35,997,473	29,589,132	25,090,708

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(57,688)	$(31,530)	$(40,796)
Other comprehensive (loss) income:
Cumulative translation adjustment	(1,993)	2,587	(153)
Total other comprehensive (loss) income	(1,993)	2,587	(153)
Comprehensive loss	$(59,681)	$(28,943)	$(40,949)

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(57,688)	$(31,530)	$(40,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,851	4,312	3,009
Inventory step-up amortization	275	722	611
Credit loss expense on accounts receivable	213	493	160
Reduction in the carrying amounts of right-of-use assets	499	245	—
Stock-based compensation expense	15,975	10,099	6,388
Non-cash interest expense	65	86	89
Loss on disposal of fixed assets	89	171	140
Changes in operating assets and liabilities:
Accounts receivable	(6,853)	(6,733)	(3,525)
Prepaid expenses and other assets	(393)	(3,927)	289
Inventory	(8,090)	(5,119)	(3,447)
Other non-current assets	(2)	198	(21)
Accounts payable	2,414	649	621
Accrued compensation and benefits, other accrued expenses and other current liabilities	1,061	6,219	822
Contract acquisition costs	(192)	87	336
Operating lease liabilities	(1,230)	316	—
Other non-current liabilities	(363)	(488)	9,845
Deferred revenue	1,462	835	(708)
Net cash used in operating activities	(47,907)	(23,365)	(26,187)
Investing activities
Purchases of property and equipment	(13,616)	(3,930)	(10,847)
Acquisitions, net of cash acquired	—	—	(14,529)
Proceeds from RADx grant on assets purchased	7,278	3,304	—
Net cash used in investing activities	(6,338)	(626)	(25,376)
Financing activities		—	—
Proceeds from stock options exercised	7,750	4,019	2,820
Sale of common stock in at-the-market offering, net	—	—	48,019
Sale of common stock in underwritten public offering, net	269,718	91,404	64,529
Proceeds from ESPP purchase	1,065	888	879
Payments on notes payable	(7,738)	(75)	(50)
Net cash provided by financing activities	270,795	96,236	116,197
Net increase in cash and cash equivalents	216,550	72,245	64,634
Effect of foreign currency exchange rate on cash	(92)	158	118
Cash, restricted cash, and cash equivalents at beginning of period	182,584	110,181	45,429
Cash, restricted cash, and cash equivalents at end of period	$399,042	$182,584	$110,181
Supplemental cash flow information
Cash paid for interest	$389	$625	$656
Purchases of property and equipment included in accounts payable and other accrued expenses	$229	$1,029	$164
Purchase of property and equipment included in other non-current liabilities	$—	$—	$7,572
Common stock issued in connection with the acquisition of UmanDiagnostics AB	$—	$—	$5,468
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$396,465	$181,584	$109,155
Restricted cash	$2,577	$1,000	$1,026
Total cash, cash equivalents, and restricted cash	$399,042	$182,584	$110,181

See accompanying notes.

Quanterix Corporation

Consolidated Statements of Stockholders’ Equity

				Accumulated
	Common	Common	Additional	other		Total
	stock	stock	paid-in	comprehensive	Accumulated	stockholders’
	shares	value	capital	income (loss)	deficit	equity
Balance at December 31, 2018	22,369,036	$22	$216,931	$—	$(175,888)	$41,065
Cumulative effect of adoption of Accounting Standards Codification Topic 606	—	—	—	—	440	440
Exercise of common stock warrants	45,690	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	550,734	—	2,820	—	—	2,820
Sale of common stock in "at-the-market" offering, net	2,186,163	2	48,017	—	—	48,019
Sale of common stock in underwritten public offering, net	2,732,673	3	64,526	—	—	64,529
Issuance of shares for the acquisition of UmanDiagnostics AB	191,152	1	5,467	—	—	5,468
Stock-based compensation expense	—	—	6,388	—	—	6,388
Employee stock purchase plan	36,753	—	878	—	—	878
Accumulated other comprehensive income	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	(40,796)	(40,796)
Balance at December 31, 2019	28,112,201	$28	$345,027	$(153)	$(216,244)	$128,658
Exercise of common stock options and vesting of restricted stock	589,723	1	4,018	—	—	4,019
Sale of common stock in underwritten public offering, net	3,048,774	3	91,401	—	—	91,404
ESPP stock purchase	45,846	—	888	—	—	888
Stock-based compensation expense	—	—	10,099	—	—	10,099
Cumulative translation adjustment	—	—	—	2,587	—	2,587
Net loss	—	—	—	—	(31,530)	(31,530)
Balance at December 31, 2020	31,796,544	$32	$451,433	$2,434	$(247,774)	$206,125
Exercise of common stock warrants	7,347	—	—	—	—	—
Exercise of common stock options and vesting of restricted stock	823,796	1	7,749	—	—	7,750
Issuance of common stock	4,169
Sale of common stock in underwritten public offering, net	4,107,142	4	269,714	—	—	269,718
ESPP stock purchase	29,037	—	1,065	—	—	1,065
Stock-based compensation expense	—	—	15,975	—	—	15,975
Cumulative translation adjustment	—	—	—	(1,993)	—	(1,993)
Net loss	—	—	—	—	(57,688)	(57,688)
Balance at December 31, 2021	36,768,035	$37	$745,936	$441	$(305,462)	$440,952

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

Underwritten public offering

On August 8, 2019, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC (J.P. Morgan) and SVB Securities LLC (f/k/a SVB Leerink) (Leerink), as representatives of the several underwriters, relating to an underwritten public offering of approximately 2.7 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $69.0 million. The Company incurred $4.5 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $64.5 million.

On August 6, 2020, the Company entered into an underwriting agreement with Leerink and Cowen and Company, LLC (Cowen), as representatives of the several underwriters, relating to an underwritten public offering of approximately 3.0 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $97.6 million. The Company incurred $6.2 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $91.4 million.

On February 3, 2021, the Company entered into an underwriting agreement with Goldman Sachs & Co. LLC (Goldman Sachs), Leerink, and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 4.1 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $287.5 million. The Company incurred $17.8 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $269.7 million.

Liquidity

The Company has recognized annual losses from operations since inception and has an accumulated deficit of $305.5 million at December 31, 2021 and the Company incurred a net loss of $57.7 million, $31.5 million, and $40.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, the Company had $396.5 million of unrestricted cash and cash equivalents. The Company expects the current cash balance will be sufficient to fund operations for a period of at least one year from the date the consolidated financial statements are issued. There can be no assurances, however, that no additional funding will be required or that additional funding will be available on terms acceptable to the Company, or at all.

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

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company and the Company's chief operating decision-maker reviews the Company's operations and manages its business as a single operating segment.

Revenue recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects consideration that the Company expects to be entitled to receive in exchange for these goods and services, incentives, and taxes collected from customers that are subsequently remitted to governmental authorities.

The Company adopted Accounting Standards Codification (ASC) Topic 606 Revenue from Contracts with Customers (ASC 606), on January 1, 2019, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2021, 2020, and 2019 reflect the application of ASC 606 guidance. The Company recorded an adjustment to the accumulated deficit of $0.4 million as of January 1, 2019 for the cumulative effect primarily related to the deferral of sales commissions. In accordance with the reporting requirements of ASC 606, the disclosure of the impact on the Company’s consolidated statement of operations, as a result of adopting the provisions of ASC 606, was as follows (in thousands):

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

Collaboration and license revenue

The Company may enter into agreements to license the intellectual property and know-how associated with its instruments in exchange for license fees and future royalties (as described below). The license agreements provide the licensee with a right to use the intellectual property with the license fee revenues recognized at a point in time as the underlying license is considered functional intellectual property. The Company has recognized revenues from sales- or usage based royalties related to the Company’s licensing technology and intellectual property. ASC 606 provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- or usage-based royalty will be recognized in the period the underlying transaction occurs. The Company has recorded sales- or usage-based royalty revenue for the years ended December 31, 2021, 2020, and 2019 related to the intellectual property licensed by Uman. The Company recognizes revenues from sales- or usage based royalty revenue at the later of when the sales or usage occurs; and the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers based on their location by revenue type:

	Year Ended
	December 31, 2021
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues:
Instruments	$12,138	$8,178	$5,657	$25,973
Consumable and other products	34,997	16,122	3,970	55,089
Total	$47,135	$24,300	$9,627	$81,062

Service and other revenues:
Service-type warranties	$4,334	$2,039	$255	$6,628
Research services	12,101	2,600	124	14,825
Other services	1,372	695	109	2,176
Total	$17,807	$5,334	$488	$23,629

Collaboration and license revenue:
Collaboration and license revenue	$360	$288	$—	$648
Total	$360	$288	$—	$648

	Year Ended
	December 31, 2020
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues:
Instruments	$8,680	$4,332	$3,594	$16,606
Consumable and other products	14,305	10,854	2,252	27,411
Total	$22,985	$15,186	$5,846	$44,017

Service and other revenues:
Service-type warranties	$3,171	$1,543	$207	$4,921
Research services	15,011	2,225	737	17,973
Other services	700	435	100	1,235
Total	$18,882	$4,203	$1,044	$24,129

Collaboration and license revenue:
Collaboration and license revenue	$11,685	$124	$—	$11,809
Total	$11,685	$124	$—	$11,809

	Year Ended
	December 31, 2019
(in thousands)	NA	EMEA	Asia Pacific	Total
Product revenues:
Instruments	$6,250	$5,243	$3,393	$14,886
Consumable and other products	14,148	9,674	1,783	25,605
Total	$20,398	$14,917	$5,176	$40,491

Service and other revenues:
Service-type warranties	$3,139	$1,323	$171	$4,633
Research services	8,845	704	456	10,005
Other services	825	565	31	1,421
Total	$12,809	$2,592	$658	$16,059

Collaboration and license revenue:
Collaboration and license revenue	$167	$17	$—	$184
Total	$167	$17	$—	$184

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

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or that are partially satisfied as of December 31, 2021 is $7.5 million. Of the performance obligations not yet satisfied or that are partially satisfied, $6.4 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $7.5 million principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company.

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Year Ended December 31, 2021
Balance at December 31, 2020	$5,998
Deferral of revenue	8,090
Recognition of deferred revenue	(6,628)
Balance at December 31, 2021	$7,460

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company. The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The changes in the balance of costs to obtain a contract are as follows (in thousands):

Year Ended December 31, 2021
Balance at December 31, 2020	$248
Deferral of costs to obtain a contract	905
Recognition of costs to obtain a contract	(713)
Balance at December 31, 2021	$440

The Company has classified the balance of capitalized costs to obtain a contract as a component of prepaid expenses and other current assets as of December 31, 2021 and classifies the expense as a component of cost of goods sold and selling, general and administrative expense over the estimated life of the contract. The Company considers potential impairment in these amounts each period.

ASC 606 provides entities with certain practical expedients and accounting policy elections to minimize the cost and burden of adoption. The Company will exclude from its transaction price any amounts collected from customers related to sales and other similar taxes. The Company has elected to account for shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component for the years ended December 31, 2021, 2020 and 2019.

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

On September 29, 2020, the Company entered into WP2 with the NIH under its RADx program. The contract, which has a total award value of $18.2 million, accelerates the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. The contract provides funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 is based on the achievement of certain milestones. Contract funding was subject to achievement of these pre-defined milestones and the contract period ran through September 2021, with one milestone extended to March 31, 2022. As of December 31, 2021, the Company had received $17.7 million out of the full $18.2 million under WP2. During the year ended December 31, 2021, the Company recognized $5.2 million in grant revenue and incurred $3.4 million in research and development expense related to WP2. During the year ended December 31, 2020, the Company recognized $4.4 million in grant revenue and incurred $2.6 million in research and development expense related to WP2.

The following table summarizes the cumulative activity under WP2 as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Total grant revenue from research and development activities	$9,576	$4,362
Total proceeds used for assets	8,104	826
Total deferred proceeds for assets	—	2,478
Total deferred grant revenue	—	304
Total recognized	$17,680	$7,970

Total recognized	$17,680	$7,970
Total amount accrued	—	(2,968)
Total cash received	$17,680	$5,002

Total proceeds received	$17,680	$5,002
Total proceeds reasonably assured	520	13,198
Total WP2 grant amount	$18,200	$18,200

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

Cost of service and other revenue consists of personnel, facility costs associated with operating the Accelerator Laboratory on behalf of the customers, costs related to instrument maintenance and servicing equipment at customer sites, other direct and overhead.

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

Net loss per share

Basic net loss per common share attributable to common stockholders is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares. For purposes of the diluted net loss per share calculations, unvested restricted common stock, restricted stock units, common stock options, and warrants are considered to be potentially dilutive securities, but are excluded from the diluted net loss per share because their effect would be anti-dilutive and therefore basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Year Ended December 31,
	2021	2020	2019
Unvested restricted common stock and restricted stock units	531,473	518,387	409,929
Outstanding stock options	2,304,543	2,494,045	2,507,062
Outstanding common stock warrants	—	10,000	10,000

Cash and cash equivalents

Cash and cash equivalents consist of cash deposits and short-term, highly liquid investments that are readily convertible into cash, with original maturities of three months or less. Cash equivalents are carried at fair value based on quoted prices for identical assets. Cash and cash equivalents consist of the following (in thousands):

	As of
	December 31,
	2021	2020
Cash	$64,372	$19,535
Money market funds invested in U.S. Treasury obligations	332,093	162,049
Total cash and cash equivalents	$396,465	$181,584

Restricted cash and deposits

Restricted cash primarily represents collateral for a letter of credit issued as security for the lease for the Company’s headquarters in Billerica, Massachusetts, and additional space in Bedford, Massachusetts, and to secure the Company’s corporate credit card program. The restricted cash is long term in nature as the Company will not have access to the funds until more than one year from December 31, 2021.

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

Customers are assessed for credit worthiness upfront through a credit review, which includes assessment based on the Company’s analysis of customers’ financial statements when a credit rating is not available. The Company evaluates contract terms and conditions, country, and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectable after all collection efforts have been exhausted.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (ASC 842), which was adopted on January 1, 2020, using the optional transition method allowing entities to recognize a cumulative effect adjustment to the opening balance sheet without restating comparative prior periods presented. At adoption the Company elected the package of practical expedients which was applied consistently to all of its leases at the transition date: i) the Company did not reassess whether any expired or existing contracts are or contain leases; ii) the Company did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840, Leases (ASC 840), are classified as operating leases); and iii) the Company did not reassess initial direct costs for any existing leases.

ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. Lessees are differentiated between finance leases and operating leases, and classification impacts expense recognition. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets and short-term and long-term lease liabilities, as applicable. The Company does not recognize leases on the balance sheet with a term of twelve months or less. The Company’s leases consist of office and lab space and office equipment. All of the Company’s leases are classified as operating, and options to renew a lease are only included in the lease term to the extent those options are reasonably certain to be exercised. Additionally, the Company does not separate lease and non-lease components for all leases.

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

Fair value measurements are as follows (in thousands):

		Quoted prices		Significant
		in active	Significant other	unobservable
		markets	observable	inputs
December 31, 2021	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$332,093	$332,093	$—	$—
	$332,093	$332,093	$—	$—

		Quoted prices	Significant	Significant
		in active	other	unobservable
		markets	observable	inputs
December 31, 2020	Total	(Level 1)	inputs (Level 2)	(Level 3)
Financial assets
Cash equivalents	$162,049	$162,049	$—	$—
	$162,049	$162,049	$—	$—

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740 Income Taxes (ASC 740). When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company did not have any significant uncertain tax positions.

Credit, product, and supplier concentrations and off-balance-sheet risk

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

Customers outside the United States represented 39% and 29% of the Company’s gross trade accounts receivable balance as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, one customer represented 18% of the Company’s aggregate accounts receivable. As of December 31, 2020, one customer represented 19% of the Company’s aggregate accounts receivable. During the years ended December 31, 2021 and 2019, no individual customer represented 10% of the Company’s total revenue. During the year ended December 31, 2020, one company represented 13% of the Company’s total revenue.

Stock-based compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Stock-based compensation awards have historically consisted of stock options and restricted stock. Prior to the adoption of Accounting Standards Update (ASU) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting period for changes in the fair value of the awards. The Company adopted ASU 2018-07 on January 1, 2020. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. There were no material non-employee awards outstanding during the years ended December 31, 2021, 2020, and 2019.

The Company recognizes forfeitures as they occur. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The fair value of stock options granted to employees and non-employees is estimated on the grant date using the Black-Scholes option-pricing model, based on the assumptions noted in the following table:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.4% - 1.3%	0.4% - 1.7%	1.4% - 2.6%
Expected dividend yield	None	None	None
Expected term (in years)	6.0	6.0	6.0
Expected volatility	49.2% - 55.6%	43.9% - 49.2%	33.5% - 39.7%
Weighted-average grant date fair value	$ 29.96	$ 12.66	$ 9.09

Expected volatility was calculated based a proportional weighting of reported volatility data for a representative group of guideline publicly traded companies for which historical information was available, as well as the Company’s stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected term assumption. The Company estimates the expected term of options granted to employees utilizing the simplified method which calculates the expected term of an option as the average of the time to vesting and contractual life of the options. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method due to the lack of historical exercise data and the plain nature of the stock options. The Company uses the remaining contractual term for the expected term of non-employee awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.

Recent accounting pronouncements

Adopted

In June 2016, the Financial Accounting Standards Board (FASB) established Topic 326, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326) by issuing ASU No. 2016-13 (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The Company early adopted ASU 2016-13 on January 1, 2021 using the modified retrospective approach. The Company’s consolidated financial statements for prior-year periods have not been revised and are reflective of the credit loss requirements which were in effect for that period. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

3. Inventory

Inventory consists of the following (in thousands):

	As of December 31,
	2021	2020
Raw materials	$7,892	$5,265
Work in process	4,923	3,306
Finished goods	9,375	6,285
Total	$22,190	$14,856

Inventory comprises commercial instruments, assays, and the materials required to manufacture assays.

4. Property and equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2021	2020
Laboratory and manufacturing equipment	$9,742	$8,523
Office furniture and equipment	1,617	1,556
Computers and software	3,893	1,504
Leasehold improvements	10,413	8,765
Total cost	$25,665	$20,348
Less: accumulated depreciation	(7,705)	(6,436)
Property and equipment, net	$17,960	$13,912

The Company incurred depreciation expense of $2.8 million, $2.2 million and $1.6 million for the years ended December 31, 2021 2020, and 2019, respectively. The Company has instruments included in laboratory and manufacturing equipment, which are used internally by the Company. As of December 31, 2021, the laboratory and manufacturing equipment balance includes $3.9 million of cost and $1.5 million of accumulated depreciation related to these instruments. As of December 31, 2020, the laboratory and manufacturing equipment balance includes $3.4 million of cost and $1.8 million of accumulated depreciation related to these instruments.

5. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	As of December 31,
	2021	2020
Accrued inventory purchases	$568	$527
Accrued property and equipment purchases	229	670
Accrued royalties	1,250	1,845
Accrued professional services	2,126	797
Accrued development costs	566	323
Accrued tax liabilities	430	156
Accrued other	1,317	527
Total accrued expenses	$6,486	$4,845

6. Income taxes

The following table presents the components of loss before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(56,554)	$(29,896)	$(40,010)
Foreign	(1,170)	(2,010)	(973)
Total loss before income taxes	$(57,724)	$(31,906)	$(40,983)

The following table summarizes income tax benefit (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
United States
Federal	$—	$—	$—
State	(30)	(13)	(20)
Foreign	(342)	(102)	(93)
Total current income tax provision	(372)	(115)	(113)
Deferred
United States
Federal	5	(8)	(3)
State	(6)	(3)	(1)
Foreign	409	502	304
Total deferred income tax benefit	408	491	300
Total income tax benefit	$36	$376	$187

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign tax rate differential	—%	0.30%	—%
State taxes, net of federal benefit	6.5%	2.5%	3.2%
Tax credits	2.0%	1.6%	2.3%
Share-based compensation	7.4%	5.2%	2.3%
Permanent items	(1.8)%	(0.4)%	(0.9)%
Deferred tax rate change	0.2%	0.3%	(1.4)%
Change in valuation allowance	(34.8)%	(29.7)%	(24.6)%
Other	(0.4)%	0.4%	(1.4)%
Effective income tax rate	0.1%	1.2%	0.5%

The effective income tax rate of differs from the U.S. Federal statutory rate of 21.0% primarily as a result of the valuation allowance maintained against the Company’s net deferred tax assets.

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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$67,543	$50,233
Tax credits	6,113	5,101
Deferred revenue	1,862	2,167
Amortization	962	1,054
Stock-based compensation	3,138	1,956
Inventory	686	—
Lease liability	5,464	5,703
Other deferred tax assets	2,340	2,533
Total deferred tax assets	88,108	68,747
Less: valuation allowances	(83,121)	(63,609)
Net deferred tax assets	4,987	5,138
Deferred tax liabilities:
Right-of-Use Assets	(2,867)	(2,957)
Depreciation	(1,752)	(1,775)
Amortization acquired intangibles	(2,208)	(2,880)
Inventory	—	(64)
Goodwill	(66)	(49)
Other deferred tax liabilities	(129)	(61)
Net deferred tax liabilities	$(2,035)	$(2,648)

The Company’s change in its valuation allowance account with respect to the deferred tax asset is as follows (in thousands):

	2021	2020
Balance, beginning of year	$63,609	$54,137
Change in valuation allowance	19,512	9,472
Balance, end of year	$83,121	$63,609

The valuation allowance increased during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily as a result of the U.S. operating losses incurred, stock-based compensation windfall benefits and research and development tax credit carryforwards generated during the year.

In determining the need for a valuation allowance, the Company has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative book loss position. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carryback net operating losses (NOLs), the existence of reversing taxable temporary differences, the availability of tax planning strategies, and forecasted future taxable income. At December 31, 2021, the Company maintains a full valuation allowance against its worldwide net deferred tax assets.

As of December 31, 2021, the Company had U.S. federal NOLs of approximately $267.2 million. U.S. federal NOLs generated through December 31, 2017, of approximately $108.5 million expire at various dates through 2037, and U.S. federal NOLs generated in the tax years beginning after December 31, 2017 of approximately $158.7 million do not expire. As of December 31, 2021, the Company had $178.8 million of state NOLs, approximately $168.8 million expire at various dates through 2041, and certain state NOLs of approximately $10.0 million do not expire. As of December 31, 2021, the Company had U.S. federal tax credit carryforwards of approximately $5.1 million that expire at various dates through 2041. As of December 31, 2021, the Company had U.S. state tax credit carryforwards of approximately $1.3 million that expire at various dates through 2036.

Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an ownership change generally occurs if there is a cumulative change in its ownership by 5% stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under U.S. state tax laws. Under the Tax Cuts and Jobs Act of 2017 (TCJA), the use of federal NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income and NOLs arising in taxable years ending after December 31, 2017 may not be carried back (though any such NOLs may be carried forward indefinitely).

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

The Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted in the United States on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions do not have a significant impact on the Company’s financial results. In July 2021, the Company filed for a $2.1 million refund under the CARES Act relating to an employee retention credit (ERC). The ERC is a refundable payroll tax credit. The Company expects receipt of the ERC refund during the first half of 2022, and this amount is included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2021.

The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an ongoing basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company accounts for interest and penalties related to uncertain tax positions as a component of its benefit (provision) for income taxes. For the years ended December 31, 2021, 2020, and 2019, the Company had no tax reserves accrued for uncertain tax positions and there were no accrued interest or penalties in the consolidated statements of operations.

The Company is subject to taxation in the United States as well as the Netherlands, Sweden, and China. At December 31, 2021, the Company is generally no longer subject to examination by taxing authorities in the United States for years prior to 2018. However, NOLs and credits in the United States may be subject to adjustments by taxing authorities in future years in which they are utilized. The Company’s foreign subsidiaries remain open to examination by taxing authorities from 2016 onward.

As of December 31, 2021, the Company’s foreign subsidiaries had immaterial undistributed earnings and the tax payable on the earnings that are indefinitely reinvested would be immaterial.

7. Stockholders’ equity

Stock-based compensation

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	December 31,
	2021	2020	2019
Cost of product revenue	$471	$189	$86
Cost of service and other revenue	403	311	238
Research and development	1,807	1,129	718
Selling, general, and administrative	13,294	8,470	5,346
Total stock-based compensation	$15,975	$10,099	$6,388

At December 31, 2021, there was $35.8 million of total unrecognized compensation cost related to unvested stock options and restricted stock units which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

Stock-based compensation plans

In June 2007, the Company adopted the 2007 Stock Option and Grant Plan (the 2007 Plan), under which it could grant incentive stock options, non-qualified options, restricted stock, and stock grants. In connection with the completion of the IPO, the Company terminated the 2007 Plan. As of December 31, 2021, 709,772 shares were outstanding. No shares were available for future grant under the 2007 Plan.

In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the 2017 Plan), under which it may grant incentive stock options, non-qualified stock options, restricted stock, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of up to 1,042,314 shares of common stock plus up to 2,490,290 shares of common stock represented by awards granted under the 2007 Plan that are forfeited, expired, or are cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. As of December 31, 2021, 2,026,021 shares were outstanding and there were 1,434,072 shares available for grant under the 2017 Plan.

In addition, the 2017 Plan contains an "evergreen" provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in fiscal year 2019 and ending in fiscal year 2027. The annual increase in the number of shares shall be equal to the lowest of: 4% of the number of shares of common stock outstanding as of such date; and an amount determined by the Company’s Board of Directors or Compensation Committee. On January 3, 2022, the number of shares of common stock available for issuance under the 2017 plan was automatically increased by 1,469,428 shares.

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the 2017 ESPP). As December 31, 2019, the 2017 ESPP allowed for the issuance of up to 612,572 shares of common stock. As of December 31, 2021, 1,137,595 shares were available for grant under the 2017 ESPP.

In addition, the 2017 ESPP contains an "evergreen" provision, which allows for an increase on the first day of each fiscal year beginning with fiscal year 2018. The increase in the number of shares shall be equal to the lowest of: 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or an amount determined by the Company’s Board of Directors or Compensation Committee. The number of shares available for grant under the 2017 ESPP increased by 367,357 shares on January 3, 2022 due to this provision.

The 2017 ESPP provides for six-month option periods commencing on March 1 and ending August 31 and commencing September 1 and ending February 28 of each calendar year.

Warrants

The following table summarizes the Company’s outstanding warrants:

Weighted
	Issued and	Average
	exercisable	Exercise Price
As of December 31, 2020	10,000	$21.00
Issued	—	—
Exercised	(10,000)	21.00
Cancelled	—	—
As of December 31, 2021	—	$—

Stock options

Under the 2007 and 2017 Plans, stock options may not be granted with exercise prices of less than fair market value on the date of the grant. Options generally vest ratably over a four-year period with 25% vesting on the first anniversary and the remaining 75% vesting ratably on a monthly basis over the remaining three years. These options expire ten years after the grant date. Option activity is as follows:

		Weighted-average	Remaining contractual	intrinsic value
	Options	exercise price	life (in years)	(in thousands)
Outstanding at December 31, 2020	2,494,045	$17.73	7.27	$71,760
Granted	439,209	$62.06
Exercised	(516,804)	$15.24
Cancelled	(211,637)	$36.32
Outstanding at December 31, 2021	2,204,813	$25.36	6.76	$44,813
Exercisable at December 31, 2021	1,493,289	$16.34	5.90	$39,191
Vested and expected to vest at December 31, 2021	2,204,813	$25.36	6.76	$44,813

Restricted stock awards

In January 2015, the Company issued 781,060 shares of restricted common stock to an executive of the Company under the 2007 Plan. The majority of these shares were issued subject to a four-year vesting schedule with 25% vesting on the first anniversary and the remaining vesting 75% ratably on a monthly basis over the remaining three years, while another portion was issued subject to performance-based vesting. The vesting of performance-based awards is dependent upon achievement of specified financial targets of the Company. The majority of the performance criteria were achieved during the years ended December 31, 2016 and 2015 and the remaining unvested awards with performance conditions are not material. No restricted stock awards were granted during the years ended December 31, 2021, 2020, or 2019. As of December 31, 2021, the Company had 39,803 shares of unvested restricted common stock with a weighted average grant date fair value of $3.12 per share.

Restricted stock units

Restricted stock units (RSUs) represent the right to receive shares of common stock upon meeting specified vesting requirements. A summary of RSU activity is as follows:

		Weighted-average	Weighted-average	Aggregate
		grant date fair	remaining contractual	intrinsic value
	Shares	value per share	life (in years)	(in thousands)
Unvested RSUs as of December 31, 2020	478,581	$28.08	8.83	$22,254
Granted	428,235	$58.20
Vested	(267,189)	$27.31
Cancelled	(109,756)	$44.64
Unvested RSUs as of December 31, 2021	529,871	49.32	9.68	$22,467
Expected to convert at December 31, 2021	529,871	$49.32		$22,467

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

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases:

	Year Ended December 31,
Operating leases (in thousands)	2021	2020
Lease costs (1)
Operating lease costs	$2,660	$2,663
Total lease cost	$2,660	$2,663

Other information
Operating cash flows used for operating leases	$3,388	$2,108
Weighted average remaining lease term (years)	8.6	9.8
Weighted average discount rate	9.73%	9.73%

(1) Short-term lease costs and variable lease costs incurred by the Company for the year ended December 31, 2021 were considered immaterial.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases was $5.4 million, $4.8 million, and $3.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. Note that the Company adopted ASC 842 effective January 1, 2020 using the required modified retrospective approach and utilizing the effective date as its date of initial application. Therefore, the amount disclosed pertaining to the year ended December 31, 2019 is presented under previous accounting guidance and is not comparable to the amounts recorded in the 2021 and 2020 periods under ASC 842.

Future minimum commitments under ASC 842 under the Company’s operating leases in effect at December 31, 2021 were as follows:

Maturity of lease liabilities (in thousands)	As of December 31, 2021
2022	$3,466
2023	3,515
2024	3,557
2025	3,655
2026	3,765
thereafter	14,782
Total lease payments	$32,740
Less: imputed interest	10,850
Total operating lease liabilities	$21,890

9. Commitments and contingencies

License agreements

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sub licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay license and maintenance fees, prior to commercialization, in addition to low single digit royalties on direct sales and services and a royalty on sublicense income. During the years ended December 31, 2021, 2020, and 2019, the Company recorded royalty expense of $1.6 million, $1.1 million and $1.0 million, respectively, in cost of product revenue on the consolidated statements of operations. During the year ended December 31, 2020, the Company incurred $1.0 million in cost of collaboration and license revenue owed to Tufts related to sublicensing certain technology and intellectual property to Abbott Laboratories (Abbott) (see Note 13).

Other licenses

During the year ended December 31, 2012, the Company entered into a license agreement for certain intellectual property with a third party. The non-exclusive, non-sublicensable third party’s license provides the Company access to certain patents specifically for protein detection and shall be in effect until the expiration of the last licensed patent. In consideration for these rights, the Company committed to certain license fees, milestone payments, minimum annual royalties and a mid-single digit royalty. The Company is required to make mid-single digit royalty payments on net sales of products and services which utilize the licensed technology. The Company must pay the greater of calculated royalties on net sales or an annual minimum royalty of $50 thousand. In September 2019, all remaining patents related to the intellectual property expired and the license agreement terminated. As this agreement was terminated in 2019, the Company recorded no royalty expense during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, the Company recorded royalty expense of $0.8 million in cost of product revenue on the consolidated statements of operations.

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

10. Notes payable

Loan agreement

On April 14, 2014, the Company executed a loan agreement with a lender, as subsequently amended. As of December 31, 2021, there were no additional amounts available to borrow under the debt facility. The interest rate on this term loan is variable based on the greater of 8% or 8% plus the prime rate less 5.25%. Interest is paid monthly beginning the month following the borrowing date. At loan inception and in connection with the amendments, the Company issued the lender warrants to purchase shares of stock. The loan agreement also contains prepayment penalties and an end of term charge. Fees incurred upon execution of the agreements, and the fair value of warrants on the date of grant were accounted for as a reduction in the book value of debt and accreted through interest expense, using the effective interest rate method, over the term of the debt. Under the amended agreement, the Company was required to pay the loan principal in four equal installments starting July 1, 2021, with the final payment and end of term charge to be made on October 1, 2021. On October 1, 2021, the Company made the final principal payment, including end of term fees, of $2.0 million related to the loan agreement.

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

12. Underwritten public offerings

On August 8, 2019, the Company entered into an underwriting agreement with J.P. Morgan and Leerink, as representatives of the several underwriters, relating to an underwritten public offering of approximately 2.7 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $69.0 million. The Company incurred $4.5 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $64.5 million.

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

On February 3, 2021, the Company entered into an underwriting agreement with Goldman Sachs, Leerink, and Cowen, as representatives of the several underwriters, relating to an underwritten public offering of approximately 4.1 million shares of the Company’s common stock, par value $0.001 per share. The underwritten public offering resulted in gross proceeds of $287.5 million. The Company incurred $17.8 million in issuance costs associated with the underwritten public offering, resulting in net proceeds to the Company of $269.7 million.

13. Collaboration and license arrangements

The Company has entered into certain licenses with other companies for use of the Company’s technology. These licenses have royalty components which the Company earns and recognizes as collaboration and license revenue throughout the year. The Company recognized revenue of less than $0.1 million for the years ended December 31, 2021, 2020, and 2019 associated with these licenses.

During the year ended December 31, 2020, the Company recognized $1.2 million of previously deferred revenue as a result of entering into a license agreement with a diagnostics company. As of December 31, 2021 and 2020, the Company had $0.5 million of deferred revenue related to ongoing negotiations with a diagnostics company.

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

During the year ended December 31, 2021 and 2020, the Company recognized no revenue and $10.0 million, respectively, within collaboration and license revenue related to the initial license fee under the Abbott License Agreement.

14. Employee benefit plans

The Company sponsors a 401(k) savings plan for employees. The Company may make discretionary contributions for each 401(k) plan year. During the years ended December 31, 2021, 2020, and 2019, the Company made contributions of $1.1 million, $0.7 million, and $0.5 million, respectively.

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

Revenue and net income related to Uman’s operations were $1.8 million and $0.1 million, respectively for the year ended December 31, 2021, and is included in the Company’s consolidated statement of operations. Revenue and net loss related to Uman’s operations were $1.5 million and $0.1 million, respectively, for the year ended December 31, 2020, and is included in the Company’s consolidated statement of operations. Revenue and net income related to Uman’s operations were $1.1 million and less than $0.1 million, respectively, for the six months following the July 1, 2019 acquisition date, and is included in the Company’s consolidated statements of operations for the year ended December 31, 2019.

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Uman for the year ended December 31, 2019, as if the acquisition of Uman had been completed on January 1, 2018. These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as increased amortization for the fair value of acquired intangible assets, increased cost of sales related to the inventory valuation adjustment, and adjustments relating to the tax effect of combining the Company and Uman businesses.

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

Year Ended
December 31, 2019
Revenue (unaudited)	$57,597
Pre-tax loss (unaudited)	$(38,636)

During the year ended December 31, 2021 and 2020, the Company incurred no costs associated with the acquisition of Uman. During the year ended December 31, 2019, the Company incurred $1.9 million in costs associated with the acquisition of Uman. Costs associated with the acquisition of Uman are recorded as selling, general, and administrative expenses within the consolidated statements of operations.

16. Goodwill and intangible assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2020	$10,460
Cumulative translation adjustment	(828)
Balance as of December 31, 2021	$9,632

Acquired intangible assets consist of the following (dollars in thousands):

		December 31, 2021
	Estimated			Cumulative
	Useful	Gross Carrying	Accumulated	Translation	Net Carrying	Weighted Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(3,825)	$241	$9,416	6.0
Developed technology	7	1,650	(1,277)	—	373	3.1
Customer relationships	8.5 - 10	1,360	(792)	2	570	6.1
Non-compete agreements	5.5	340	(170)	5	175	3.0
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(6,114)	$248	$10,534

		December 31, 2020
	Estimated			Cumulative
	Useful	Gross Carrying	Accumulated	Translation	Net Carrying	Weighted Average
	Life (in years)	Value	Amortization	Adjustment	Value	Life Remaining (in years)
Know-how	8.5	$13,000	$(2,296)	$1,374	$12,078	7.0
Developed technology	7	1,650	(1,036)	—	614	4.1
Customer relationships	8.5 - 10	1,360	(618)	12	754	7.1
Non-compete agreements	5.5	340	(102)	31	269	4.0
Trade names	3	50	(49)	—	1	0.1
Total		$16,400	$(4,101)	$1,417	$13,716

The Company recorded amortization expense of $2.0 million, $2.1 million, and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization of developed technology is recorded within research and development expenses, amortization of customer relationships is recorded within selling, general, and administrative expenses, amortization of trade names is recorded within selling, general, and administrative expenses, amortization of non-compete agreements is recorded within selling, general, and administrative expenses, and amortization of know-how is recorded within cost of goods sold.

Future estimated amortization expense of acquired intangible assets as of December 31, 2021 is as follows (amounts in thousands):

As of December 31, 2021
2022	$1,930
2023	1,848
2024	1,733
2025	1,618
2026	1,589
Thereafter	1,816
Total amortization expense	$10,534

17. Related party transactions

As described in Note 9, in June 2007, the Company entered into a license agreement for certain intellectual property with Tufts. Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a board member of the Company’s Board of Directors was affiliated with Tufts. During the years ended December 31, 2021, 2020, and 2019, the Company recorded royalty expense of $1.6 million, $1.1 million, and $1.0 million, respectively, in cost of product revenue on the consolidated statements of operations. During the year ended December 31, 2020, the Company also incurred $1.0 million in cost of collaboration and license revenue owed to Tufts related to sublicensing certain technology and intellectual property to Abbott.

During the year ended December 31, 2017, Harvard University became a related party because a member of the Company’s Board of Directors is affiliated with Harvard University. Revenue recorded from sales to Harvard University was $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

On November 28, 2018, the Company entered into a sponsor agreement with Powering Precision Health (PPH), a 501(c)(6) not-for-profit entity of which an executive of the Company is a board member, through December 31, 2018. The agreement committed a maximum of $120,000 in funds and services to be provided to PPH for the term of the agreement. On November 14, 2019, the Company entered into the first amendment to the PPH sponsorship agreement. The agreement amended the $120,000 annual committed maximum amount to $200,000 for the annual committed amount. The agreement is terminable by either party and does not bind the Company to beyond the term of the agreement. For the years ended December 31, 2021 and 2020, the Company did not make any contributions. For the year ended December 31, 2019, the Company had total contributions of $0.1 million.

18. Subsequent events

On January 28, 2022, the Company entered into a multi-year lease agreement for approximately 53,000 square feet of new principal office space and approximately 32,770 square feet of new laboratory space in Bedford, Massachusetts. The initial lease term is eight years and nine months beginning on the earlier of the Company occupancy, or May 1, 2022. The Company was required to provide an initial security deposit of $0.9 million, which was provided in a form of a letter of credit to the landlord during 2021, and is included in the Company’s restricted cash balance as of December 31, 2021. The security deposit is scheduled to be reduced to $0.5 million after 60 months.