Form 10-Q
period 2022-03-31
Quanterix Corp
filed 2022-05-10
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ⌧  No

As of May 4, 2022, the registrant had 36,910,137 shares of common stock, $0.001 par value per share, outstanding.

TTABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about our financial performance, and are subject to a number of risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 or other filings that we make with the Securities and Exchange Commission, or SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$374,317	$396,465
Accounts receivable (less allowance for credit losses of $248 and $419 as of March 31, 2022 and December 31, 2021, respectively)	22,616	23,786
Inventory	22,669	22,190
Prepaid expenses and other current assets	14,104	6,514
Total current assets	433,706	448,955
Restricted cash	2,577	2,577
Property and equipment, net	19,683	17,960
Intangible assets, net	9,692	10,534
Goodwill	9,323	9,632
Right-of-use assets	29,298	11,491
Other non-current assets	378	378
Total assets	$504,657	$501,527
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,262	$9,209
Accrued compensation and benefits	8,139	13,252
Other accrued expenses	8,024	6,486
Deferred revenue	9,194	6,361
Short term lease liabilities	1,886	1,428
Other current liabilities	268	241
Total current liabilities	31,773	36,977
Deferred revenue, net of current portion	1,222	1,099
Long term lease liabilities	43,563	20,464
Other non-current liabilities	1,691	2,035
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of March 31, 2022 and December 31, 2021; issued and outstanding — 36,899,156 and 36,768,035 shares as of March 31, 2022 and December 31, 2021, respectively	37	37
Additional paid-in capital	750,742	745,936
Accumulated other comprehensive (loss) income	(756)	441
Accumulated deficit	(323,615)	(305,462)
Total stockholders’ equity	426,408	440,952
Total liabilities and stockholders’ equity	$504,657	$501,527

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Product revenue	$20,656	$18,248
Service and other revenue	8,810	6,409
Collaboration revenue	86	261
Grant revenue	—	2,291
Total revenue	29,552	27,209
Costs of goods sold:
Cost of product revenue	10,746	7,480
Cost of service and other revenue	4,247	3,380
Total costs of goods sold and services	14,993	10,860
Gross profit	14,559	16,349
Operating expenses:
Research and development	7,034	6,683
Selling, general and administrative	25,712	19,455
Total operating expenses	32,746	26,138
Loss from operations	(18,187)	(9,789)
Interest income (expense), net	52	(163)
Other expense, net	(217)	(194)
Loss before income taxes	(18,352)	(10,146)
Income tax benefit	199	42
Net loss	$(18,153)	$(10,104)
Net loss per share, basic and diluted	$(0.49)	$(0.29)
Weighted-average common shares outstanding, basic and diluted	36,850,894	34,434,931

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(18,153)	$(10,104)
Other comprehensive loss:
Cumulative translation adjustment	(1,197)	(1,251)
Total other comprehensive loss	(1,197)	(1,251)
Comprehensive loss	$(19,350)	$(11,355)

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(18,153)	$(10,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,358	1,151
Inventory step-up amortization	—	164
Credit loss expense on accounts receivable	(171)	20
Reduction in the carrying amount of right-of-use assets	348	128
Stock-based compensation expense	3,827	3,386
Non-cash interest expense	—	22
Changes in operating assets and liabilities:
Accounts receivable	1,319	2,227
Prepaid expenses and other assets	(2,070)	(1,744)
Inventory	(484)	(2,327)
Other non-current assets	1	(16)
Accounts payable	(5,306)	(2,109)
Accrued compensation and benefits, other accrued expenses and other current liabilities	(4,921)	(5,598)
Contract acquisition costs	(41)	(72)
Operating lease liabilities	(87)	(307)
Other non-current liabilities	(271)	(107)
Deferred revenue	2,956	1,197
Net cash used in operating activities	(21,695)	(14,089)
Investing activities
Purchases of property and equipment	(1,394)	(79)
Proceeds from RADx grant on assets purchased	520	2,514
Net cash (used in) provided by investing activities	(874)	2,435
Financing activities
Proceeds from stock options exercised	385	3,076
Sale of common stock in underwritten public offering, net	—	269,718
Proceeds from ESPP purchase	594	519
Net cash provided by financing activities	979	273,313
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,590)	261,659
Effect of foreign currency exchange rate on cash	(558)	(171)
Cash, restricted cash, and cash equivalents at beginning of period	399,042	182,584
Cash, restricted cash, and cash equivalents at end of period	$376,894	$444,072
Noncash transactions:
Right-of-use asset obtained in exchange for lease liabilities	$18,156	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$374,317	$442,672
Restricted cash	2,577	1,400
Total cash, cash equivalents, and restricted cash	$376,894	$444,072

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	36,768,035	$37	$745,936	$441	$(305,462)	$440,952
Issuance of capital shares:
−Exercised stock options	60,126	—	385			385
−Restricted units converted	49,208	—	—			—
−ESPP stock purchase	20,449	—	594			594
−Issuance of common stock	1,338	—	—			—
Stock-based compensation expense			3,827			3,827
Cumulative translation adjustment				(1,197)		(1,197)
Net loss					(18,153)	(18,153)
Balance at March 31, 2022	36,899,156	$37	$750,742	$(756)	$(323,615)	$426,408

	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	31,796,544	$32	$451,433	$2,434	$(247,774)	$206,125
Issuance of capital shares:
−Exercised warrants	7,347	—	—			—
−Exercised stock options	281,324	—	3,076			3,076
−Restricted units converted	84,159	—	—			—
−ESPP stock purchase	17,225	—	519			519
−Issuance of common stock	1,187	—	—			—
Sale of common stock in underwritten public offering, net	4,107,142	4	269,714			269,718
Stock-based compensation expense			3,386			3,386
Cumulative translation adjustment				(1,251)		(1,251)
Net loss					(10,104)	(10,104)
Balance at March 31, 2021	36,294,928	$36	$728,128	$1,183	$(257,878)	$471,469

See accompanying notes

Quanterix Corporation

Notes to condensed consolidated financial statements

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

Basis of presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented and have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022 (the 2021 Annual Report on Form 10-K).

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

2. Significant accounting policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

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

During the three months ended March 31, 2022, the Company entered into a Master Collaboration Agreement with Eli Lilly and Company (Lilly) establishing a framework for future projects focused on the development of Simoa immunoassays (the Lilly Collaboration Agreement). The Company also entered into a Statement of Work under the Lilly Collaboration Agreement to perform assay research and development services within the field of Alzheimer’s disease. In connection with the Lilly Collaboration Agreement, the Company received a non-refundable up-front payment of $5.0 million during the three months ended March 31, 2022, and under the Statement of Work receives $1.5 million per calendar quarter during 2022, beginning with the three months ended March 31, 2022.  The revenue will be recognized over a one-year period.

Concurrent with the execution of the Lilly Collaboration Agreement, the Company entered into a Technology License Agreement (the Lilly License) under which Lilly granted to the Company a non-exclusive license to Lilly’s proprietary P-tau217 antibody technology for potential near-term use in research use only products and services and future in vitro diagnostics applications within the field of Alzheimer’s disease. In consideration of the license, the Company paid an upfront fee, is required to make milestone payments based on the achievement of predetermined regulatory and commercial events, and will pay a royalty on net sales of licensed products.

The Company concluded that the Lilly Collaboration Agreement (including the Statement of Work) and the Lilly License represented a single contract with a customer and is accounting for the agreements as service revenue recognized over time as the services are delivered. The transaction price for the Lilly Collaboration Agreement is $10.9 million. Contingent amounts due to Lilly represent variable consideration payable to a customer and will be recognized as reductions to service revenue up to the amount of the transaction price recognized, when probable. The Company is utilizing an input method to measure the delivery of services by calculating costs incurred at each period end relative to total costs expected to be incurred.

During the three months ended March 31, 2022, the Company recognized approximately $2.7 million of revenue from the Lilly Collaboration Agreement as service revenue.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type (in thousands):

	Three Months Ended March 31, 2022
	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$2,165	$2,046	$2,011	$6,222
Consumable and other products	8,833	4,426	1,175	14,434
Total	$10,998	$6,472	$3,186	$20,656

Service and other revenues
Service-type warranties	$1,283	$659	$92	$2,034
Research services	6,096	131	13	6,240
Other services	284	211	41	536
Total	$7,663	$1,001	$146	$8,810

Collaboration and license revenue
Collaboration and license revenue	$—	$34	$52	$86

	Three Months Ended March 31, 2021
	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$3,756	$2,833	$372	$6,961
Consumable and other products	6,911	3,493	883	11,287
Total	$10,667	$6,326	$1,255	$18,248

Service and other revenues
Service-type warranties	$971	$438	$62	$1,471
Research services	3,558	728	12	4,298
Other services	456	184	—	640
Total	$4,985	$1,350	$74	$6,409

Collaboration and license revenue
Collaboration and license revenue	$187	$74	$—	$261

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

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of March 31, 2022 and 2021 and December 31, 2021 is $10.4 million and $7.5 million, respectively. As of March 31, 2022, of the performance obligations not yet satisfied or partially satisfied, $9.2 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $9.2 million at March 31, 2022 principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company (see Note 13).

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Three Months Ended March 31, 2022
Balance at December 31, 2021	$7,460
Deferral of revenue	5,000
Recognition of deferred revenue	(2,044)
Balance at March 31, 2022	$10,416

Costs to obtain a contract

The Company’s sales commissions are generally based on revenues of the Company. The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Three Months Ended March 31, 2022
Balance at December 31, 2021	$440
Deferral of costs to obtain a contract	363
Recognition of costs to obtain a contract	(321)
Balance at March 31, 2022	$482

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of March 31, 2022 and 2021, respectively.

The Company has elected to account for the shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

Grant revenue

The Company recognizes grant revenue as the Company perform services under the arrangement when the funding is committed. Revenues and related research and development expenses are presented gross in the consolidated statements of operations as we have determined we are the primary obligor under the arrangement relative to the research and development services.

Accounting for grants does not fall under ASC 606, as the grantor will not benefit directly from the Company’s expansion or product development. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities, the Company has accounted for grants by analogy to IAS 20.

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

On September 29, 2020, the Company entered into workplan 2 (WP2) with the NIH under its RADx program. The contract, which has a total award value of $18.2 million, accelerated the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using our Simoa technology. The contract provided funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 was based on the achievement of certain milestones. Contract funding was subject to achievement of these pre-defined milestones and the contract period ran through September 2021, with one milestone extended to May 31, 2022. As of March 31, 2022, the Company had received $17.7 million out of the full $18.2 million under WP2. During the three months ended March 31, 2022, the Company recognized no grant revenue and incurred no research and development expense related to WP2. During the three months ended March 31, 2021, the Company recognized $2.3 million in grant revenue and incurred $1.8 million in research and development expense related to WP2. In May 2022, the Company received the final $0.5 million under WP2.

The following table summarizes the cumulative activity under WP2 (in thousands):

	March 31, 2022	December 31, 2021

Grant revenue from research and development activities	$9,576	$9,576
Proceeds used for assets	8,624	8,104
Deferred proceeds for assets	—	—
Deferred grant revenue	—	—
Total recognized	$18,200	$17,680

Recognized	$18,200	$17,680
Amount accrued	(520)	—
Total cash received	$17,680	$17,680

Proceeds received	$17,680	$17,680
Proceeds reasonably assured	520	520
Total WP2 grant amount	$18,200	$18,200

4. Net loss per share

The following common share equivalents have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	As of March 31,
	2022	2021
Stock options	2,185,706	2,428,268
Unvested restricted stock and stock units	587,939	563,810

5. Fair value of financial instruments

Fair value measurements are as follows (in thousands):

March 31, 2022	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents - money market funds	$332,112	$332,112	$—	$—

December 31, 2021	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents - money market funds	$332,093	$332,093	$—	$—

6. Inventory

Inventory consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$9,199	$7,892
Work in process	4,068	4,923
Finished goods	9,402	9,375
Total net inventory	$22,669	$22,190

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Balance at January 1, 2022	$419
Credit loss gain	(171)
Write-offs charged against allowances	—
Balance at March 31, 2022	$248

8. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Inventory purchases	$558	$568
Property and equipment purchases	202	229
Royalties	1,096	1,250
Professional services	1,861	2,126
Leasehold improvements	1,081	—
Development costs	977	566
Tax liabilities	806	430
Other	1,443	1,317
Total accrued expenses	$8,024	$6,486

9. Stock-based compensation

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of product revenue	$88	$90
Cost of service and other revenue	166	110
Research and development	398	399
Selling, general, and administrative	3,175	2,787
Total	$3,827	$3,386

As of March 31, 2022, there was $42.8 million of total unrecognized compensation cost related to unvested RSUs and stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

10. Leases

The Company is a lessee under leases of offices, lab spaces, and certain office equipment. Some of the Company’s leases include options to extend the lease, and these options are included in the lease term to the extent they are reasonably certain to be exercised.

On January 28, 2022, the Company executed a lease for 85,800 square feet of office and laboratory space in Bedford, Massachusetts. The office space covered by this lease will serve as our principal office and headquarters once construction is completed in the third quarter of 2022. The lease commencement date was February 1, 2022, when the Company gained access to the underlying facilities. The Company has negotiated a tenant improvement allowance with the landlord which will offset a portion of the Company’s construction costs. The Company has assessed whether improvements made to the premises are landlord-owned or company-owned, with payments made by the Company for landlord-owned assets accounted for as lease incentives. The initial term of the lease’s payment schedule is eight years and nine months beginning on May 1, 2022. The Company has the option to extend the lease for two additional five-year periods.

The components of lease expense was as follows (in thousands):

	Three Months Ended March 31,
Operating leases	2022	2021
Lease costs (1)
Operating lease costs	$663	$671
Total lease cost	$663	$671

(1) Short-term lease costs and variable lease costs incurred by the Company for the three months ended March 31, 2022 were not material.

Supplemental balance sheet and cash flow information was as follows (amounts in thousands):

	Three Months Ended March 31,
	2022		2021
Supplemental balance sheet information:
Weighted average remaining lease term	8.7	years	9.6	years
Weighted average discount rate	7.4%		9.7%

Supplemental cash flow information:
Operating cash flows used for operating leases	$862		$846

Future minimum commitments under the Company’s operating leases in effect as of March 31, 2022 were as follows (in thousands):

Twelve months ending March 31,
2023	$4,569
2024	6,814
2025	6,987
2026	7,208
2027	7,437
Thereafter	29,634
Total lease payments	62,649
Less: imputed interest	17,200
Total operating lease liabilities	$45,449

11. Commitments and contingencies

Tufts University

In June 2007, the Company entered into a license agreement (the License Agreement) for certain intellectual property with Tufts University (Tufts). Tufts is a related party to the Company due to Tufts’ equity ownership in the Company and because a member of the Company’s Board of Directors was affiliated with Tufts. The License Agreement, which was subsequently amended, is exclusive and sublicensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is committed to pay low single digit royalties on direct sales and services and a royalty on sublicense income, as well as an annual maintenance fee that is credited against royalties payable. During the three months ended March 31, 2022 and 2021, the Company recorded royalty expense of $0.3 million and $0.5 million, respectively, in cost of product revenue on the consolidated statements of operations.

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

12. Collaboration and license arrangements

The Company has entered into certain licenses with other companies for use of the Company’s technology. These licenses have royalty components which the Company earns and recognizes as collaboration and license revenue throughout the year. The Company recognized revenue of $0.1 million and $0.3 million for three months ended March 31, 2022 and 2021, respectively, associated with these licenses.

At both March 31, 2022 and December 31, 2021, the Company had $0.5 million of deferred revenue related to ongoing negotiations with a diagnostics company.

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

During the three months ended March 31, 2022 and 2021, the Company recognized no revenue under the Abbott License Agreement.

13. Related party transactions

The Company entered into the License Agreement for certain intellectual property with Tufts (see Note 11). Tufts’ equity ownership in the Company makes Tufts a related party. A member of our Board of Directors was previously affiliated with Tufts and continues to receive compensation from Tufts on a formulaic basis on royalties and license payments the Company makes to Tufts. During the three months ended March 31, 2022 and 2021, the Company recorded royalty expense of $0.3 million and $0.5 million in cost of product revenue on the consolidated statements of operations, respectively.

One of the Company’s Directors is affiliated with Harvard University, the Wyss Institute at Harvard and Mass General Brigham. Revenue recorded from sales to Harvard University and its affiliates and to Mass General Brigham and its affiliates totaled $0.2 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The Company had $0.1 million and $0.2 million in accounts receivable from Harvard University and its affiliates and Mass General Brigham and its affiliates at March 31, 2022 and December 31, 2021, respectively. Deferred revenue from Harvard University and its affiliates and Mass General Brigham and its affiliates was $0 and $0.1 million at March 31, 2022 and December 31, 2021, respectively.

Amounts from other related party relationships are immaterial. Collectively, the Company had $18 thousand in accounts receivable at December 31, 2021 from these other related parties. In addition, the Company had a total of $57 thousand and $6 thousand in accounts payable at March 31, 2022 and December 31, 2021, respectively, from these other related parties. The Company had a total of $4 thousand in other accrued expenses at March 31, 2022 from these related parties. In the three months ended March 31, 2022, the Company recorded cost of product revenue of $9 thousand, cost of service and other revenue of $52 thousand, research and development of $41 thousand and selling, general, and administrative of $33 thousand, collectively from these other related parties. In the three months ended March 31, 2021, the Company recorded service revenue of $20 thousand, cost of product revenue of $7 thousand, cost of service and other revenue of $17 thousand, research and development of $6 thousand and selling, general, and administrative of $14 thousand, in total from these other related parties.

14. Accumulated other comprehensive loss

The following shows the changes in the components of accumulated other comprehensive loss (in thousands):

	Cumulative translation adjustment	Accumulated Other Comprehensive Income (Loss)
Balance - December 31, 2021	$441	$441
Current period accumulated other comprehensive loss	(1,197)	(1,197)
Balance - March 31, 2022	$(756)	$(756)

	Cumulative translation adjustment	Accumulated Other Comprehensive Income (Loss)
Balance - December 31, 2020	$2,434	$2,434
Current period accumulated other comprehensive loss	(1,251)	(1,251)
Balance - March 31, 2021	$1,183	$1,183

15. Subsequent Event

During the first quarter of 2022, the Company implemented an executive leadership succession plan designed to leverage the Company’s strong foundation for growth. In connection with this plan, E. Kevin Hrusovsky has transitioned from his role as Chief Executive Officer and was appointed Executive Chairman of the Company’s Board of Directors (the “Board”), effective April 25, 2022. Effective April 25, 2022, Masoud Toloue, Ph.D., President of Quanterix and Diagnostics, was appointed Chief Executive Officer of the Company. Effective April 25, 2022, Dr. Toloue was also appointed to serve on the Company’s Board as a Class II director, with a term ending at the 2022 annual meeting of stockholders and will continue to serve as the Company’s President.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC). In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under “Special Note Regarding Forward-Looking Statements” included elsewhere in this quarterly report or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q.

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

During the three months ended March 31, 2022, we entered into a Master Collaboration Agreement with Eli Lilly and Company (Lilly) establishing a framework for future projects focused on the development of Simoa immunoassays (the Lilly Collaboration Agreement). We also entered into a Statement of Work under the Lilly Collaboration Agreement to perform assay research and development services within the field of Alzheimer’s disease. In connection with the Lilly Collaboration Agreement, we received a non-refundable up-front payment of $5.0 million during the three months ended March 31, 2022, and under the Statement of Work receive $1.5 million per calendar quarter during 2022, beginning with the three months ended March 31, 2022. The revenue will be recognized over a one-year period.

Concurrent with the execution of the Lilly Collaboration Agreement, we entered into a Technology License Agreement (the Lilly License) under which Lilly granted to us a non-exclusive license to Lilly’s proprietary P-tau217 antibody technology for potential near-term use in research use only products and services and future in vitro diagnostics applications within the field of Alzheimer’s disease. In consideration of the license, we paid an upfront fee, are required to make milestone payments based on the achievement of predetermined regulatory and commercial events, and will pay a royalty on net sales of licensed products.

We concluded that the Lilly Collaboration Agreement and the Lilly License represented a single contract with a customer and are accounting for the agreements as service revenue recognized over time as the services are delivered. The transaction price for the Lilly Collaboration Agreement is $10.9 million. Contingent amounts due to Lilly represent variable consideration payable to a customer and will be recognized as reductions to service revenue up to the amount of the transaction price recognized, when probable. We are utilizing an input method to measure the delivery of services by calculating costs incurred at each period end relative to total costs expected to be incurred.

During the three months ended March 31, 2022, we recognized approximately $2.7 million of revenue from the Lilly Collaboration Agreement as service revenue.

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

In view of the COVID-19 pandemic, in 2020 we began developing a SARS-CoV-2 antibody test (the “Antibody Test”) and a SARS-CoV-2 antigen test (the “Antigen Test”) for our HD-X instrument. The FDA issued EUAs for the Antibody Test and the Antigen Test in December 2020 and January 2021, respectively. In September 2021, the FDA expanded the EUA label for the Antigen Test to include testing with nasal swabs and saliva and for asymptomatic serial testing with nasal swab samples. In May 2022, we submitted a request to the FDA to voluntarily withdraw the EUA for each of these tests as we no longer intend to market the EUA version of the tests. This decision was made in recognition of the changing testing dynamics of the COVID-19 pandemic. Our tests are optimized for use in central laboratory testing environments that process samples in high volume. As the health crisis transitions from the pandemic to endemic phase, public health policy has shifted to prioritize more routine use of low-cost, rapid antigen tests. Additionally, a substantial majority of revenue from our COVID-19 test portfolio has been from the RUO-labeled versions of these tests, which continue to be utilized in research and clinical settings. We intend to continue to commercialize the RUO-labeled tests.

In September 2020, we entered into WP2 with the NIH under the RADx program. This contract, which had a total award value of up to $18.2 million, was intended to accelerate the continued development, scale-up and deployment of the Antigen Test, in particular to expand assay kit manufacturing capacity and commercial deployment readiness.

Contract funding was subject to the achievement of pre-defined milestones and the contract period ran through September 2021, with one milestone extended to May 31, 2022. As of March 31, 2022, we had received $17.7 million out of the full $18.2 million under WP2, and in May 2022 we received the final $0.5 million. Performance under the RADx WP2 contract is now complete.

We are subject to ongoing uncertainty concerning the COVID-19 pandemic, including its length and severity and its effect on our business. In 2020, we saw an impact on instrument revenue due to limitations on our ability to access certain customer sites and complete instrument installations, as well as an impact on consumables revenue from interruptions in certain customer laboratories through the first quarter of 2021. As customers began returning to normal operations in the second quarter of 2021, we have seen less of an impact related to COVID-19 related shutdowns. However, we expect COVID-19 related challenges to continue for the foreseeable future and potentially increase if variants result in new shutdowns.

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

As of March 31, 2022, we had cash and cash equivalents of $376.9 million. Since inception, we have incurred annual net losses. Our net loss was $57.7 million, $31.5 million, and $40.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, and $18.2 million and $10.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $323.6 million and stockholders' equity of $426.4 million. We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase substantially as we:

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

●
enter into additional collaboration arrangements or in-license other products and technologies;
●
add operational, financial and management information systems; and
●
continue to incur increased costs as a result of operating as a public company.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021 (dollars in thousands):

	Three Months Ended March 31,					Increase (Decrease)
	2022	% of revenue	2021	% of revenue		Amount	%
Product revenue	$20,656	70%	$18,248	67%		$2,408	13%
Service and other revenue	8,810	30%	6,409	24%		2,401	37%
Collaboration and license revenue	86	—%	261	1%		(175)	(67)%
Grant revenue	—	—%	2,291	8%		(2,291)	(100)%
Total revenue	29,552	100%	27,209	100%		2,343	9%
Cost of goods sold:
Cost of product revenue	10,746	37%	7,480	27%		3,266	44%
Cost of service revenue	4,247	14%	3,380	12%		867	26%
Total costs of goods sold and services	14,993	51%	10,860	40%		4,133	38%
Gross profit	14,559	49%	16,349	60%		(1,790)	(11)%
Operating expenses:
Research and development	7,034	24%	6,683	25%		351	5%
Selling, general, and administrative	25,712	87%	19,455	72%		6,257	32%
Total operating expenses	32,746	111%	26,138	96%		6,608	25%
Loss from operations	(18,187)	(62)%	(9,789)	(36)%		(8,398)	(86)%
Interest income (expense), net	52	—%	(163)	(1)%	`	215	132%
Other expense, net	(217)	(1)%	(194)	(1)%		(23)	(12)%
Loss before income taxes	(18,352)	(63)%	(10,146)	(37)%		(8,206)	(81)%
Income tax benefit	199	2%	42	—%		157	374%
Net loss	$(18,153)	(61)%	$(10,104)	(37)%		$(8,049)	(80)%

Revenue

Total revenue increased by $2.3 million, or 9%, to $29.6 million for the three months ended March 31, 2022, as compared to $27.2 million for the three months ended March 31, 2021. Product revenue consisted of sales of instruments totaling $6.2 million and sales of consumables and other products of $14.2 million for the three months ended March 31, 2022. Product revenue primarily consisted of instrument sales totaling $7.0 million and sales of consumables and other products of $11.3 million for the three months ended March 31, 2021. The increase in product revenue of $2.4 million in the first quarter of 2022 was due to the increase in consumable sales year over year, partially offset by a decline in instrument sales. The increase in service and other revenue was due to the $2.7 million of revenue recognized from the Lilly Collaboration Agreement during the three months ended March 31, 2022. Our collaboration and license revenue during both periods was mainly related to licensing technology and intellectual property. Grant revenue of $2.3 million for the three months ended March 31, 2021 consisted of revenue related to WP2. We did not have any grant revenue during the three months ended March 31, 2022.

Cost of Goods Sold, Services, and Licenses

Cost of product revenue increased by $3.3 million, or 44%, to $10.7 million the three months ended March 31, 2022, as compared to $7.5 million for the three months ended March 31, 2021. The increase was primarily due to inefficiencies in our manufacturing and inventory management processes resulting in higher excess and obsolete product during the quarter. Accordingly, we changed our estimate for excess and obsolete product during the three months ended March 31, 2022, increasing our reserve. Cost of service revenue increased to $4.3 million the three months ended March 31, 2022, as compared to $3.4 million for the three months ended March 31, 2021, primarily due to our increased service revenue. Overall, cost of goods sold as a percentage of revenue increased to 51% of total revenue the three months ended March 31, 2022, as compared to 40% for the three months ended March 31, 2021. This was a result of the inefficiencies in our manufacturing and inventory management processes noted above.

Research and Development Expense

Research and development expense increased by $0.4 million, or 5%, for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to additional headcount in research and development as we scale our organization and invest in process improvements.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased by $6.3 million, or 32%, for the three months ended March 31, 2022, as compared to the same period in 2021, mainly due to additional headcount as we scale our organization and discretionary spending increases.

Interest income (Expense), Net

Interest income (expense), net increased to income of $0.1 million for the three months ended March 31, 2022, as compared to an expense of $0.2 million in the same period in 2021, due to maturity of the Company’s note payable in the fourth quarter of 2021 and higher interest income on our cash equivalents during the three months ended March 31, 2022.

Other Expense, Net

Other expense, net was consistent at $0.2 million in both periods presented and mainly consisted of the impact of foreign currency exchange rates.

Income Tax Benefit

Income tax benefit was $0.2 million for the three months ended March 31, 2022 and less than $0.1 million for the three months ended March 31, 2021 consisting primarily of provisions recorded on the operating results of our foreign subsidiaries.

Liquidity and Capital Resources

To date, we have financed our operations principally through equity offerings, borrowings from credit facilities and revenue from our commercial operations.

Cash Flows

The following table presents our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(21,695)	$(14,089)
Net cash (used in) provided by investing activities	(874)	2,435
Net cash provided by financing activities	979	273,313
Net (decrease) increase in cash, cash equivalents and restricted cash	$(21,590)	$261,659

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to invest in process improvements. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure and this may continue in the future.

Net cash used in operating activities was $21.7 million during the three months ended March 31, 2022. The net cash used in operating activities primarily consisted of the net loss of $18.2 million offset by non-cash charges of $3.8 million of stock-based compensation expense and $1.4 million of depreciation and amortization expense. Cash used as a result of changes in operating assets and liabilities of $8.9 million was primarily due to a decrease in accounts payable of $5.3 million and a decrease in accrued compensation and benefits, other accrued expenses and other current liabilities of $4.9 million offset by an increase in deferred revenue of $3.0 million.

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

Net Cash (Used in) Provided by Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure and work force. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.

Investing activities used $0.9 million of cash during the three months ended March 31, 2022 primarily related to purchases of property and equipment.

Investing activities provided $2.4 million of cash during the three months ended March 31, 2021 primarily related to $2.5 million in grant proceeds related to WP2.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through sales of our stock, borrowings from credit facilities, and revenues from our commercial operations.

Financing activities provided $1.0 million of cash during the three months ended March 31, 2022, mainly from proceeds from employee stock purchases and stock option exercises.

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

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Item 1A, "Risk

Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

As of March 31, 2022, except for the Bedford, Massachusetts lease detailed in Note 10, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies, Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of assets and liabilities in our financial statements and accompanying notes. The most significant assumptions used in the financial statements are the underlying assumptions used in revenue recognition and valuation of inventory. We base estimates and assumptions on historical experience when available and on various factors that we determined to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described under “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Critical Accounting Policies, Significant Judgments and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2022, there have been no material changes to the market risk information described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Lease Agreement, dated January 28, 2022, by and between the Company and Xchange Owner LLC.		8-K	1/31/2022	001-38319

10.2*	Employment Agreement, dated June 22, 2021, by the Registrant and Michael Doyle		8-K	6/28/2021	001-38319

10.3*	Employment Agreement, dated May 10, 2021, by the Registrant and Dr. Masoud Toloue		8-K	5/11/2021	001-38319

10.4*	Third Amendment, dated September 25, 2020, to the Exclusive License Agreement between the Registrant and Tufts University		10-Q	11/6/2020	001-38319

10.5*	Separation Agreement dated November 11, 2021 by and between the Registrant and William Geist		8-K	11/12/2021	001-38319

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Exhibit is included herein solely to correct an incorrect hyperlink in our Annual Report on Form 10-K for the year ended December 31, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: May 10, 2022	By:	/s/ Masoud Toloue
Masoud Toloue
President and Chief Executive Officer
(principal executive officer)

Dated: May 10, 2022	By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer
(principal financial officer and principal accounting officer)