Form 10-Q
period 2022-06-30
Quanterix Corp
filed 2022-08-08
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 36,987,560 shares of common stock, $0.001 par value per share, outstanding.

TTABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about our financial performance, including anticipated benefits and costs associated with our plan of restructuring announced in August 2022, and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A , “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 or other filings that we make with the Securities and Exchange Commission, or SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Quanterix Corporation

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$361,293	$396,465
Accounts receivable (less allowance for credit losses of $1,000 and $419 as of June 30, 2022 and December 31, 2021, respectively)	19,683	23,786
Inventory	21,985	22,190
Prepaid expenses and other current assets	10,237	6,514
Total current assets	413,198	448,955
Restricted cash	2,594	2,577
Property and equipment, net	22,295	17,960
Intangible assets, net	8,527	10,534
Goodwill	8,675	9,632
Right-of-use assets	32,935	11,491
Other non-current assets	377	378
Total assets	$488,601	$501,527
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,983	$9,209
Accrued compensation and benefits	10,638	13,252
Other accrued expenses	4,799	6,486
Deferred revenue	12,157	6,361
Short term lease liabilities	2,696	1,428
Other current liabilities	396	241
Total current liabilities	36,669	36,977
Deferred revenue, net of current portion	1,531	1,099
Long term lease liabilities	43,135	20,464
Other non-current liabilities	1,810	2,035
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized—120,000,000 shares as of June 30, 2022 and December 31, 2021; issued and outstanding — 36,974,827 and 36,768,035 shares as of June 30, 2022 and December 31, 2021, respectively	37	37
Additional paid-in capital	756,139	745,936
Accumulated other comprehensive (loss) income	(2,203)	441
Accumulated deficit	(348,517)	(305,462)
Total stockholders’ equity	405,456	440,952
Total liabilities and stockholders’ equity	$488,601	$501,527

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	$14,785	$18,676	$35,441	$36,924
Service and other revenue	8,548	5,648	17,358	12,057
Collaboration revenue	92	105	178	366
Grant revenue	75	942	75	3,233
Total revenue	23,500	25,371	53,052	52,580
Costs of goods sold:
Cost of product revenue	9,921	8,114	20,667	15,594
Cost of service and other revenue	4,868	3,383	9,115	6,763
Total costs of goods sold and services	14,789	11,497	29,782	22,357
Gross profit	8,711	13,874	23,270	30,223
Operating expenses:
Research and development	6,625	6,754	13,659	13,437
Selling, general and administrative	27,045	20,788	52,757	40,243
Total operating expenses	33,670	27,542	66,416	53,680
Loss from operations	(24,959)	(13,668)	(43,146)	(23,457)
Interest income (expense), net	552	(165)	604	(328)
Other (expense) income, net	(358)	1,977	(575)	1,783
Loss before income taxes	(24,765)	(11,856)	(43,117)	(22,002)
Income tax provision (benefit)	137	41	(62)	(1)
Net loss	$(24,902)	$(11,897)	$(43,055)	$(22,001)
Net loss per share, basic and diluted	$(0.67)	$(0.33)	$(1.17)	$(0.62)
Weighted-average common shares outstanding, basic and diluted	36,922,468	36,347,365	36,886,879	35,396,431

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(24,902)	$(11,897)	$(43,055)	$(22,001)
Other comprehensive loss:
Cumulative translation adjustment	(1,447)	395	(2,644)	(856)
Total other comprehensive (loss) income	(1,447)	395	(2,644)	(856)
Comprehensive loss	$(26,349)	$(11,502)	$(45,699)	$(22,857)

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(43,055)	$(22,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,790	2,344
Inventory step-up amortization	—	275
Credit loss expense on accounts receivable	581	20
Reduction in the carrying amount of right-of-use assets	925	246
Stock-based compensation expense	9,013	7,036
Non-cash interest expense	—	43
Loss on disposal of fixed assets	6	—
Changes in operating assets and liabilities:
Accounts receivable	3,479	1,740
Prepaid expenses and other assets	930	(2,952)
Inventory	180	(6,793)
Other non-current assets	2	(20)
Accounts payable	(3,220)	40
Accrued compensation and benefits, other accrued expenses and other current liabilities	(4,387)	(3,925)
Contract acquisition costs	30	(72)
Operating lease liabilities	(3,128)	(590)
Other non-current liabilities	(9)	(120)
Deferred revenue	6,228	891
Net cash used in operating activities	(29,635)	(23,838)
Investing activities
Purchases of property and equipment	(6,454)	(7,339)
Proceeds from RADx grant on assets purchased	520	5,210
Net cash used in investing activities	(5,934)	(2,129)
Financing activities
Proceeds from stock options exercised	596	5,469
Sale of common stock in underwritten public offering, net	—	269,718
Proceeds from ESPP purchase	594	519
Net cash provided by financing activities	1,190	275,706
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,379)	249,739
Effect of foreign currency exchange rate on cash	(776)	(143)
Cash, restricted cash, and cash equivalents at beginning of period	399,042	182,584
Cash, restricted cash, and cash equivalents at end of period	$363,887	$432,180
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$361,293	$430,780
Restricted cash	2,594	1,400
Total cash, cash equivalents, and restricted cash	$363,887	$432,180

See accompanying notes

Quanterix Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(amounts in thousands, except share data)

	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at March 31, 2022	36,899,156	$37	$750,742	$(756)	$(323,615)	$426,408
Issuance of capital shares:
−Exercised stock options	24,410	—	211			211
−Restricted units converted	49,826	—	—			—
−Issuance of common stock	1,435	—	—			—
Stock-based compensation expense			5,186			5,186
Cumulative translation adjustment				(1,447)		(1,447)
Net loss					(24,902)	(24,902)
Balance at June 30, 2022	36,974,827	$37	$756,139	$(2,203)	$(348,517)	$405,456

	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at March 31, 2021	36,294,928	$36	$728,128	$1,183	$(257,878)	$471,469
Issuance of capital shares:
−Exercised stock options	111,055	1	2,392			2,393
−Restricted units converted	48,386	—	—			—
Stock-based compensation expense			3,650			3,650
Cumulative translation adjustment				395		395
Net loss					(11,897)	(11,897)
Balance at June 30, 2021	36,454,369	$37	$734,170	$1,578	$(269,775)	$466,010

	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	36,768,035	$37	$745,936	$441	$(305,462)	$440,952
Issuance of capital shares:
−Exercised stock options	84,536	—	596			596
−Restricted units converted	99,034	—	—			—
−Issuance of common stock	2,773	—	—			—
−ESPP stock purchase	20,449	—	594			594
Stock-based compensation expense			9,013			9,013
Cumulative translation adjustment				(2,644)		(2,644)
Net loss					(43,055)	(43,055)
Balance at June 30, 2022	36,974,827	$37	$756,139	$(2,203)	$(348,517)	$405,456

	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	31,796,544	$32	$451,433	$2,434	$(247,774)	$206,125
Issuance of capital shares:
−Exercised warrants	7,347	—	—			—
−Exercised stock options	392,379	1	5,468			5,469
−Restricted units converted	133,732	—	—			—
−ESPP stock purchase	17,225	—	519			519
Sale of common stock in underwritten public offering, net	4,107,142	4	269,714			269,718
Stock-based compensation expense			7,036			7,036
Cumulative translation adjustment				(856)		(856)
Net loss					(22,001)	(22,001)
Balance at June 30, 2021	36,454,369	$37	$734,170	$1,578	$(269,775)	$466,010

See accompanying notes

Quanterix Corporation

Notes to condensed consolidated financial statements

1. Organization and operations

Quanterix Corporation (Nasdaq: QTRX) (the Company) is a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. The Company's platforms are based on its proprietary digital “Simoa” detection technology. The Company's Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations. These capabilities provide the Company's customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. The Company is currently focusing on protein detection, which it believes is an area of significant unmet need and where it has significant competitive advantages. However, in addition to enabling new applications and insights in protein analysis, the Company’s Simoa platforms have also demonstrated applicability across other testing applications, including detection of nucleic acids and small molecules.

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

Basis of presentation

The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, comprehensive loss and cash flows for each period presented and have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

2. Significant accounting policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022. For a discussion of recently issued accounting standards updates, refer to Note 2 in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.

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

During the first quarter of 2022, the Company entered into a Master Collaboration Agreement with Eli Lilly and Company (Lilly) establishing a framework for future projects focused on the development of Simoa immunoassays (the Lilly Collaboration Agreement). The Company also entered into a Statement of Work under the Lilly Collaboration Agreement to perform assay research and development services within the field of Alzheimer’s disease. In connection with the Lilly Collaboration Agreement, the Company received a non-refundable up-front payment of $5.0 million during the first quarter of 2022, and under the Statement of Work receives $1.5 million per calendar quarter during 2022, beginning with the first quarter of 2022. The revenue will be recognized over a one-year period.

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

During the three and six months ended June 30, 2022, the Company recognized approximately $2.7 million and $5.4 million, respectively, of revenue from the Lilly Collaboration Agreement as service revenue.

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

Disaggregated revenue

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. The following tables disaggregate the Company's revenue from contracts with customers by revenue type (in thousands):

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$2,473	2,127	1,004	$5,604	$4,638	$4,173	$3,015	$11,826
Consumable and other products	4,719	3,588	874	9,181	13,552	8,014	2,049	23,615
Total	$7,192	5,715	1,878	$14,785	$18,190	$12,187	$5,064	$35,441

Service and other revenues
Service-type warranties	$1,320	$688	$124	$2,132	$2,603	$1,347	$216	$4,166
Research services	5,511	316	8	5,835	11,607	447	21	12,075
Other services	317	237	27	581	601	448	68	1,117
Total	$7,148	$1,241	$159	$8,548	$14,811	$2,242	$305	$17,358

Collaboration and license revenue
Collaboration and license revenue	$43	$49	$—	$92	$43	$83	$52	$178

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	NA	EMEA	Asia Pacific	Total	NA	EMEA	Asia Pacific	Total
Product revenues
Instruments	$2,122	$1,630	$2,086	$5,838	$5,878	$4,463	$2,458	$12,799
Consumable and other products	8,812	3,251	775	12,838	15,723	6,744	1,658	24,125
Total	$10,934	$4,881	$2,861	$18,676	$21,601	$11,207	$4,116	$36,924

Service and other revenues
Service-type warranties	$1,098	$458	$51	$1,607	$2,069	$896	$113	$3,078
Research services	2,728	763	27	3,518	6,286	1,491	39	7,816
Other services	351	172	—	523	807	356	—	1,163
Total	$4,177	$1,393	$78	$5,648	$9,162	$2,743	$152	$12,057

Collaboration and license revenue
Collaboration and license revenue	$41	$64	$—	$105	$228	$138	$—	$366

For each of the three and six months ended June 30, 2022, there was one customer that accounted for 18% of the Company’s total revenue.

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

Variable consideration in the Company’s contracts primarily relates to (i) sales- and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (ii) certain non-fixed fee research services contracts. Accounting Standard Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) provides for an exception to estimating the variable consideration for sales- and usage-based royalties related to the license of intellectual property, such that the sales- and usage-based royalty will be recognized in the period the underlying transaction occurs. The Company recognizes revenue from sales- and usage-based royalty revenue at the later of when the sale or usage occurs and the satisfaction or partial satisfaction of the performance obligation to which the royalty has been allocated.

Changes in deferred revenue from contracts with customers were as follows (in thousands):

Six Months Ended June 30, 2022
Balance at December 31, 2021	$7,460
Deferral of revenue	10,403
Recognition of deferred revenue	(4,175)
Balance at June 30, 2022	$13,688

As of June 30, 2022, of the performance obligations not yet satisfied or partially satisfied, $12.2 million is expected to be recognized as revenue in the next 12 months, with the remainder to be recognized within the 24 months thereafter. The $12.2 million at June 30, 2022 principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services, as well as $0.5 million related to undelivered licenses of intellectual property for a diagnostics company (see Note 12).

Costs to obtain a contract

The Company’s sales commissions are generally based on bookings of the Company. The Company has determined that certain commissions paid under its sales incentive programs meet the requirements to be capitalized as they are incremental and would not have occurred absent a customer contract. The change in the balance of costs to obtain a contract are as follows (in thousands):

Six Months Ended June 30, 2022
Balance at December 31, 2021	$440
Deferral of costs to obtain a contract	632
Recognition of costs to obtain a contract	(662)
Balance at June 30, 2022	$410

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2022 and 2021, respectively.

The Company has elected to account for the shipping and handling as an activity to fulfill the promise to transfer the product, and therefore will not evaluate whether shipping and handling activities are promised services to its customers.

Grant revenue

The Company recognizes grant revenue as the Company performs services under the arrangement when the funding is committed. Revenues and related research and development expenses are presented gross in the consolidated statements of operations as the Company has determined it is the primary obligor under the arrangement relative to the research and development services.

Accounting for grants does not fall under ASC 606, as the grantor will not benefit directly from the Company’s expansion or product development. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for-profit business entities from government entities, the Company has accounted for grants under workplan 2 (WP2) with the National Institute of Health (NIH) under its Rapid Acceleration of Diagnostics (RADx) program by analogy to International Accounting Standards Topic 20, Accounting for Government Grants and Disclosure of Government Assistance (IAS 20). The Company accounts for grants from the Alzheimer’s Drug Discovery Foundation (ADDF) under ASC Topic 958, Not-for-Profit Entities (ASC 958).

WP2

Grants to the Company under WP2 contain both monetary amounts granted related to assets and monetary amounts granted related to income, which are grants other than those related to assets. The grants related to assets are for the expansion and increase of manufacturing capacity. The grants related to income are for additional research and development, as well as other non-asset related scale up costs.

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

On September 29, 2020, the Company entered into WP2. The contract, which had a total award value of $18.2 million, accelerated the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. The contract provided funding to expand assay kit manufacturing capacity and commercial deployment readiness. Release of the $18.2 million of funding under WP2 was based on the achievement of certain milestones. Contract funding was subject to achievement of these pre-defined milestones and the contract period ran through September 2021, with one milestone extended to May 31, 2022. As of June 30, 2022, the Company has received the full $18.2 million under WP2. During the three and six months ended June 30, 2022, the Company recognized no grant revenue and incurred no research and development expense related to WP2. During the three months ended June 30, 2021, the Company recognized $0.9 million in grant revenue and incurred $1.8 million in research and development expense related to WP2. During the six months ended June 30, 2021, the Company recognized $3.2 million in grant revenue and incurred $2.9 million in research and development expense related to WP2.

The following table summarizes the cumulative activity under WP2 (in thousands):

	June 30, 2022	December 31, 2021

Grant revenue from research and development activities	$9,576	$9,576
Proceeds used for assets	8,624	8,104
Deferred proceeds for assets	—	—
Deferred grant revenue	—	—
Total recognized	$18,200	$17,680

Recognized	$18,200	$17,680
Amount accrued	—	—
Total cash received	$18,200	$17,680

Proceeds received	$18,200	$17,680
Proceeds reasonably assured	—	520
Total WP2 grant amount	$18,200	$18,200

ADDF

Under ASC 958, grants related to income are presented as part of the consolidated statements of operations, either separately or under a general heading. Both methods are acceptable under ASC 958. The Company has elected to record grants related to income separately on the consolidated statements of operations as grant revenue. The related expenses are recorded within operating expenses.

On March 24, 2022, the Company entered into a contract with ADDF (ADDF grant). ADDF is a charitable venture philanthropy entity that has granted the Company funding in support of certain activities for the development of an in vitro diagnostic (IVD) test for early detection of Alzheimer's disease. The ADDF grant, which has a total funding value of $2.3 million, restricts the Company’s use of the granted funds to be used solely for activities related to the Alzheimer’s diagnostic test development project. Contract funding is subject to achievement of these pre-defined milestones and the contract period runs through June 2024. The Company recognizes revenue over time as the related services are performed. As of June 30, 2022, the Company had received $1.3 million out of the full $2.3 million under the ADDF grant. During the three and six months ended June 30, 2022, the Company recognized $0.1 million in grant revenue and incurred $0.1 million in research and development expense related to the ADDF grant.

4. Net loss per share

The following common share equivalents have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	2,578,139	2,277,005	2,382,744	2,277,005
Unvested restricted stock and stock units	928,192	572,132	759,143	572,132

5. Fair value of financial instruments

Fair value measurements are as follows (in thousands):

June 30, 2022	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents - money market funds	$332,405	$332,405	$—	$—

December 31, 2021	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash equivalents - money market funds	$332,093	$332,093	$—	$—

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$8,710	$7,892
Work in process	3,395	4,923
Finished goods	9,880	9,375
Total net inventory	$21,985	$22,190

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

The following presents the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (in thousands):

Balance at January 1, 2022	$419
Credit loss expense	581
Write-offs charged against allowances	—
Balance at June 30, 2022	$1,000

8. Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Inventory purchases	$187	$568
Property and equipment purchases	308	229
Royalties	748	1,250
Professional services	701	2,126
Development costs	598	566
Tax liabilities	698	430
Other	1,559	1,317
Total accrued expenses	$4,799	$6,486

9. Stock-based compensation

Stock-based compensation expense for all stock awards consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product revenue	$137	$96	$225	$186
Cost of service and other revenue	205	122	371	232
Research and development	482	409	880	808
Selling, general, and administrative	4,362	3,023	7,537	5,810
Total	$5,186	$3,650	$9,013	$7,036

In both the three and six months ended June 30, 2022, the Company incurred approximately $0.7 million of stock-based compensation expense related to the transition of the Company’s former Chief Executive Officer to Executive Chairman in accordance with ASC Topic 718, Compensation - Stock Compensation. As of June 30, 2022, there was $46.4 million of total unrecognized compensation cost related to unvested restricted stock units (RSUs) and stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

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

The components of lease expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating leases	2022	2021	2022	2021
Lease costs (1)
Operating lease costs	$1,569	$663	$2,232	$1,334
Total lease cost	$1,569	$663	$2,232	$1,334

(1) Short-term lease costs and variable lease costs incurred by the Company for the three and six months ended June 30, 2022 were not material.

Supplemental balance sheet and cash flow information was as follows (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Supplemental balance sheet information:
Weighted average remaining lease term	8.5	years	9.6	years	8.5	years	9.6	years
Weighted average discount rate	7.2%		9.7%		7.2%		9.7%

Supplemental cash flow information:
Operating cash flows used for operating leases	$532		$837		$1,394		$1,683

Future minimum commitments under the Company’s operating leases in effect as of June 30, 2022 were as follows (in thousands):

Twelve months ending June 30,
2023	$5,918
2024	6,860
2025	7,046
2026	7,271
2027	7,502
Thereafter	27,520
Total lease payments	62,117
Less: imputed interest	16,286
Total operating lease liabilities	$45,831

11. Commitments and contingencies

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

12. Collaboration and license arrangements

The Company has entered into certain licenses with other companies for use of the Company’s technology. These licenses have royalty components which the Company earns and recognizes as collaboration and license revenue throughout the year. At both June 30, 2022 and December 31, 2021, the Company had $0.5 million of deferred revenue related to ongoing negotiations with a diagnostics company.

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

During the three and six months ended June 30, 2022 and 2021, the Company recognized no revenue under the Abbott License Agreement.

13. Related party transactions

One of the Company’s Directors is affiliated with Harvard University, the Wyss Institute at Harvard and Mass General Brigham. Revenue recorded from sales to Harvard University and its affiliates and to Mass General Brigham and its affiliates totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively, and $0.2 million for each of the three and six months ended June 30, 2021. The Company had $0.2 million in accounts receivable from Harvard University and its affiliates and Mass General Brigham and its affiliates at both June 30, 2022 and December 31, 2021. Deferred revenue from Harvard University and its affiliates and Mass General Brigham and its affiliates was $0.1 million at both June 30, 2022 and December 31, 2021.

On May 26, 2022, the Company entered into an agreement with UltraDx Limited (UltraDx agreement), a new company formed by ARCH Venture Partners (ARCH). Pursuant to the UltraDx agreement, the Company will supply HD-X instruments (both fully assembled and disassembled) as well as assays and assay components to UltraDx, and UltraDx has the non-exclusive right to seek Chinese regulatory approval of and to commercialize the HD-X instrument and related assays in the Chinese neurological in vitro diagnostic market. The Company has determined that UltraDx is a related party because one of the Company’s directors is affiliated with ARCH and UltraDx. Pursuant to the terms of the UltraDx agreement, the Company shipped a total of ten fully assembled and disassembled HD-X instruments to UltraDx on June 30, 2022 at a purchase price of approximately $1.9 million. Due to the fact that UltraDx was recently formed during the second quarter of 2022, the Company will recognize revenue on these shipments upon receipt of payment.

Amounts from other related party relationships are immaterial. Collectively, at June 30, 2022 and December 31, 2021, the Company had no accounts receivable and $18 thousand in accounts receivable, respectively, from these other related parties. In addition, the Company had a total of $20 thousand and $6 thousand in accounts payable at June 30, 2022 and December 31, 2021, respectively, from these other related parties. In the three and six months ended June 30, 2022, the Company recorded cost of product revenue of $11 thousand and $20 thousand, respectively, cost of service and other revenue of $34 thousand and $87 thousand, respectively, research and development of $29 thousand and $61 thousand, respectively, and selling, general, and administrative of $8 thousand and $41 thousand, respectively, from these other related parties. In the three and six months ended June 30, 2021, the Company recorded service revenue of $4 thousand and $24 thousand, respectively, cost of product revenue of $23 thousand and $30 thousand, respectively, cost of service and other revenue of $34 thousand and $51 thousand, respectively, research and development of $40 thousand and $51 thousand, respectively, and selling, general, and administrative of $9 thousand and $23 thousand, respectively, in total from these other related parties.

14. Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss (in thousands):

	Cumulative translation adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$441	$441
Current period accumulated other comprehensive loss	(2,644)	(2,644)
Balance at June 30, 2022	$(2,203)	$(2,203)

	Cumulative translation adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2020	$2,434	$2,434
Current period accumulated other comprehensive loss	(856)	(856)
Balance at June 30, 2021	$1,578	$1,578

15. Subsequent Events

Following a strategic review and assessment of the Company’s operations, cost structure and growth opportunities, on August 8, 2022, the Company announced a plan of restructuring and strategic re-alignment, which includes the elimination of approximately 130 positions across the Company and other cost-saving measures (the Restructuring). The Company expects to substantially complete the workforce reduction by the end of the third quarter of 2022. The Company expects to record a charge in the range of $7 million to $10 million in the third quarter of 2022 as a result of the workforce reduction, consisting of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next five months. The Company may also implement other cost savings measures as part of the Restructuring and may incur termination and other costs in connection with such measures, which could be material. As part of the Restructuring, the Company is also reviewing its alternatives with respect to additional facility space that it currently leases in Bedford, Massachusetts (see Note 10). These alternatives may include the termination of the lease or the sub-lease of all or a portion of the leased facility. The Company is currently unable to estimate facility-related charges, which could be material.

On August 7, 2022, E. Kevin Hrusovsky, Executive Chairman of Quanterix (the Company), entered into a separation agreement and release with the Company, effective as of August 8, 2022, pursuant to which his employment as Executive Chairman of the Company’s Board of Directors (the Board) has ended and he has resigned as a Director on the Board, both effective August 8, 2022. In connection with his resignation, Mr. Hrusovsky will receive severance benefits consistent with the provisions of his employment agreement with the Company, dated as of April 25, 2022. The Company’s current Lead Independent Director, Martin D. Madaus, Ph.D., has been elected to succeed Mr. Hrusovsky as Chairman of the Board, effective as of August 8, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the SEC) on March 1, 2022. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results, performance or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks and uncertainties, including, but not limited to, those set forth under Item 1A of Part II, “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q or under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, as may be updated by “Part II, Item 1A, Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q.

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

We also provide contract research services for customers through our CLIA-certified Accelerator Laboratory. The Accelerator Laboratory provides customers with access to Simoa technology, and supports multiple projects and services, including sample testing, homebrew assay development and custom assay development. To date, we have completed over 1,800 projects for approximately 430 customers from all over the world using our Simoa platforms.

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

The COVID-19 situation remains dynamic, and there remains significant uncertainty as to the length and severity of the pandemic, the actions that may be taken by government authorities, the impact to the businesses of our customers and suppliers, the long-term economic implications and other factors identified in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022. We will continue to evaluate the nature and extent of the impact to our business, financial condition, and operating results.

As of June 30, 2022, we had cash and cash equivalents of $361.3 million. Since inception, we have incurred annual net losses. Our net loss were $57.7 million, $31.5 million, and $40.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, and $43.1 million and $22.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $348.5 million and stockholders' equity of $405.5 million.

Recent Business Developments

On March 24, 2022, we entered into a contract with the Alzheimer’s Drug Discovery Foundation (ADDF). ADDF is a charitable venture philanthropy entity that has granted us funding in support of certain activities for the development of an in vitro diagnostic (IVD) test for early detection of Alzheimer's disease (ADDF grant). The ADDF grant, which has a total funding value of $2.3 million, restricts our use of the granted funds to be used solely for activities related to the Alzheimer’s diagnostic test development project. Contract funding is subject to achievement of these pre-defined milestones and the contract period runs through June 2024. As of June 30, 2022, we had received $1.3 million out of the full $2.3 million under the ADDF grant. During the three and six months ended June 30, 2022, we recognized $0.1 million in grant revenue and incurred $0.1 million in research and development expense related to the ADDF grant.

During the first quarter of 2022, we entered into a Master Collaboration Agreement with Eli Lilly and Company (Lilly) establishing a framework for future projects focused on the development of Simoa immunoassays (the Lilly Collaboration Agreement). We also entered into a Statement of Work under the Lilly Collaboration Agreement to perform assay research and development services within the field of Alzheimer’s disease. In connection with the Lilly Collaboration Agreement, we received a non-refundable up-front payment of $5.0 million during the first quarter of 2022, and under the Statement of Work receive $1.5 million per calendar quarter during 2022, beginning with the three months ended March 31, 2022. The revenue will be recognized over a one-year period.

Concurrent with the execution of the Lilly Collaboration Agreement, we entered into a Technology License Agreement (the Lilly License) under which Lilly granted to us a non-exclusive license to Lilly’s proprietary P-tau217 antibody technology for potential near-term use in research-use-only products and services and future in vitro diagnostics applications within the field of Alzheimer’s disease. In consideration of the Lilly License, we paid an upfront fee, are required to make milestone payments based on the achievement of predetermined regulatory and commercial events, and will pay a royalty on net sales of licensed products.

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

During the three and six months ended June 30, 2022, we recognized approximately $2.7 million and $5.4 million, respectively, of revenue from the Lilly Collaboration Agreement as service revenue.

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

In view of the COVID-19 pandemic, in 2020 we began developing a SARS-CoV-2 antibody test (the Antibody Test) and a SARS-CoV-2 antigen test (the Antigen Test) for our HD-X instrument. The U.S. Food and Drug Administration (FDA) issued Emergency Use Authorizations (EUAs) for the Antibody Test and the Antigen Test in December 2020 and January 2021, respectively. In September 2021, FDA expanded the EUA label for the Antigen Test to include testing with nasal swabs and saliva and for asymptomatic serial testing with nasal swab samples. In May 2022, we voluntarily withdrew the EUA for each of these tests as we no longer intend to market the EUA version of the tests. This decision was made in recognition of the changing testing dynamics of the COVID-19 pandemic. Our tests are optimized for use in central laboratory testing environments that process samples in high volume. As the health crisis transitions from the pandemic to endemic phase, public health policy has shifted to prioritize more routine use of low-cost, rapid antigen tests. Additionally, a substantial majority of revenue from our COVID-19 test portfolio has been from the RUO-labeled versions of these tests, which continue to be utilized in research and clinical settings. We intend to continue to commercialize the RUO-labeled tests.

In September 2020, we entered into workplan 2 (WP2) with the National Institute of Health (NIH) under the RADx program. This contract, which had a total award value of up to $18.2 million, was intended to accelerate the continued development, scale-up and deployment of the Antigen Test, in particular to expand assay kit manufacturing capacity and commercial deployment readiness. Contract funding was subject to the achievement of pre-defined milestones and the contract period ran through September 2021, with one milestone extended to May 31, 2022. As of June 30, 2022, we have received the full $18.2 million under WP2.

Restructuring and Strategic Re-Alignment

Following a strategic review and assessment of our operations, cost structure and growth opportunities, on August 8, 2022, we announced a plan of restructuring and strategic re-alignment. As part of this plan, we have begun an assay redevelopment program with the ultimate objective of improving our ability to manufacture and deliver high-quality assays at scale. The plan aligns our investments to best serve the needs of customers, focus innovation efforts on key platforms and provide the foundation for our entry into translational pharma and clinical markets, which we believe will be required to access new growth categories. The planned restructuring includes the elimination of approximately 130 positions across the Company and other cost-saving measures (the Restructuring). We expect to substantially complete the workforce reduction by the end of the third quarter of 2022. We expect to record a charge in the range of $7 million to $10 million in the third quarter of 2022 as a result of the workforce reduction, consisting of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out over the next five months. Overall, we expect to realize estimated annualized operating expense savings of approximately $25 million. We may also implement other cost savings measures as part of the Restructuring and may incur termination and other costs in connection with such measures, which could be material. As part of the Restructuring, we are also reviewing our alternatives with respect to additional facility space that we currently lease in Bedford, Massachusetts. These alternatives may include the termination of the lease or the sub-lease of all or a portion of the leased facility. We are currently unable to estimate facility-related charges, which could be material.

Despite the Restructuring, we expect to continue to incur significant expense and operating losses at least through the next 24 months as we:

●	execute the Restructuring Plan;
●	expand our sales and marketing efforts to further commercialize our products;
●	strategically acquire companies or technologies that may be complementary to our business;
●	expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by FDA to be medical devices or otherwise subject to additional regulation by FDA;
●	seek PMA or 510(k) clearance from FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis or treatment of a disease or other condition;

●
enter into additional collaboration arrangements or in-license other products and technologies; and
●
continue to incur costs associated with being a public company and our status as a large accelerated filer.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Three Months Ended June 30,				Increase (Decrease)
	2022	% of revenue	2021	% of revenue	Amount	%
Product revenue	$14,785	63%	$18,676	74%	$(3,891)	(21)%
Service and other revenue	8,548	37%	5,648	22%	2,900	51%
Collaboration and license revenue	92	—%	105	—%	(13)	(12)%
Grant revenue	75	—%	942	4%	(867)	(92)%
Total revenue	23,500	100%	25,371	100%	(1,871)	(7)%
Cost of goods sold:
Cost of product revenue	9,921	42%	8,114	32%	1,807	22%
Cost of service revenue	4,868	21%	3,383	13%	1,485	44%
Total costs of goods sold and services	14,789	63%	11,497	45%	3,292	29%
Gross profit	8,711	37%	13,874	55%	(5,163)	(37)%
Operating expenses:
Research and development	6,625	28%	6,754	27%	(129)	(2)%
Selling, general, and administrative	27,045	115%	20,788	82%	6,257	30%
Total operating expenses	33,670	143%	27,542	109%	6,128	22%
Loss from operations	(24,959)	(106)%	(13,668)	(54)%	(11,291)	(83)%
Interest income (expense), net	552	2%	(165)	(1)%	717	435%
Other (expense) income, net	(358)	(1)%	1,977	8%	(2,335)	(118)%
Loss before income taxes	(24,765)	(105)%	(11,856)	(47)%	(12,909)	(109)%
Income tax provision	137	1%	41	—%	96	(234)%
Net loss	$(24,902)	(104)%	$(11,897)	(47)%	$(12,813)	(108)%

Revenue

Total revenue decreased $1.9 million, or 7%, to $23.5 million for the three months ended June 30, 2022, as compared to $25.4 million for the three months ended June 30, 2021. Product revenue consisted of sales of instruments totaling $5.6 million and sales of consumables and other products of $9.2 million for the three months ended June 30, 2022. Product revenue primarily consisted of instrument sales totaling $5.8 million and sales of consumables and other products of $12.8 million for the three months ended June 30, 2021. The decrease in product revenue of $3.9 million in the second quarter of 2022 was due mainly to the decrease in consumables and instrument sales year over year, including a decrease in consumables sales to one large customer. Consumable sales decreased due to quality challenges, as well as decreased sales of our Antibody Test year over year. The increase in service and other revenue was primarily due to the $2.7 million of revenue recognized from the Lilly Collaboration Agreement during the three months ended June 30, 2022. Our collaboration and license revenue during both periods was mainly related to licensing technology and intellectual property. For the three months ended June 30, 2022, grant revenue of $0.1 million was related to the ADDF grant. For the three months ended June 30, 2021, grant revenue of $0.9 million was related to WP2.

Cost of Goods Sold and Services

Cost of goods sold and services increased $3.3 million, or 29%, to $14.8 million for the three months ended June 30, 2022, as compared to $11.5 million for the three months ended June 30, 2021. We performed an evaluation of our business during the second quarter of 2022, during which we determined that certain functions were spending a higher percentage of their time on quality and other activities associated with cost of goods sold. Our ongoing efforts to address manufacturing and quality challenges resulted in an increase of $1.7 million charged to cost of goods sold with a corresponding $1.7 million reduction in operating expense. We expect these expenses to continue until the quality challenges are resolved. The remainder of the increase in cost of goods sold was primarily due to inefficiencies in our manufacturing process, reducing productivity and resulting in decreased absorption costs benefit during the second quarter of 2022. Overall, cost of goods sold and services as a percentage of revenue increased to 63% of total revenue for the three months ended June 30, 2022, as compared to 45% for the three months ended June 30, 2021, for the reasons described above, the impact of decreased consumables sales within our product mix, and the overall decrease in revenue.

Research and Development Expense

Research and development expense decreased $0.1 million, or 2%, for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to efforts to address manufacturing and quality control challenges, partially offset by additional headcount in research and development.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased $6.3 million, or 30%, for the three months ended June 30, 2022, as compared to the same period in 2021, mainly due to additional headcount driving increased cash compensation expense and stock-based compensation expense. During the three months ended June 30, 2022, we incurred approximately $0.7 million of stock-based compensation expense related to the transition of our former Chief Executive Officer to Executive Chairman. Rent expense increased for the three months ended June 30, 2022 due to the new lease facility in Bedford, Massachusetts that commenced on February 1, 2022 when we gained access to the underlying facilities.

Interest Income (Expense), Net

Interest income (expense), net was income of $0.6 million for the three months ended June 30, 2022, as compared to an expense of $0.2 million in the same period in 2021, due to the maturity of our note payable in the fourth quarter of 2021 and higher interest income on our cash equivalents during the three months ended June 30, 2022.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $0.4 million for the three months ended June 30, 2022, as compared to income of $2.0 million in the same period in 2021. Other expense, net for the three months ended June 30, 2022, mainly consisted of the impact of foreign currency exchange rates. Other income, net for the three months ended June 30, 2021 was mainly due to a $2.1 million employee retention tax credit established under the Coronavirus Aid, Relief, and Economic Securities Act (CARES Act).

Income Tax Provision

Income tax provision was $0.1 million for the three months ended June 30, 2022, and less than $0.1 million for the three months ended June 30, 2021, consisting primarily of provisions recorded on the operating results of our foreign subsidiaries.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Six Months Ended June 30,				Increase (Decrease)
	2022	% of revenue	2021	% of revenue	Amount	%
Product revenue	$35,441	67%	$36,924	70%	$(1,483)	(4)%
Service and other revenue	17,358	33%	12,057	23%	5,301	44%
Collaboration and license revenue	178	—%	366	1%	(188)	(51)%
Grant revenue	75	—%	3,233	6%	(3,158)	(98)%
Total revenue	53,052	100%	52,580	100%	472	1%
Cost of goods sold:
Cost of product revenue	20,667	39%	15,594	30%	5,073	33%
Cost of service revenue	9,115	17%	6,763	13%	2,352	35%
Total costs of goods sold and services	29,782	56%	22,357	43%	7,425	33%
Gross profit	23,270	44%	30,223	57%	(6,953)	(23)%
Operating expenses:
Research and development	13,659	26%	13,437	26%	222	2%
Selling, general, and administrative	52,757	99%	40,243	77%	12,514	31%
Total operating expenses	66,416	125%	53,680	102%	12,736	24%
Loss from operations	(43,146)	(81)%	(23,457)	(45)%	(19,689)	(84)%
Interest income (expense), net	604	1%	(328)	(1)%	932	284%
Other (expense) income, net	(575)	(1)%	1,783	3%	(2,358)	(132)%
Loss before income taxes	(43,117)	(81)%	(22,002)	(42)%	(21,115)	(96)%
Income tax benefit	(62)	—%	(1)	—%	(61)	6,100%
Net loss	$(43,055)	(81)%	$(22,001)	(42)%	$(21,176)	(96)%

Revenue

Total revenue was $53.1 million for the six months ended June 30, 2022, as compared to $52.6 million for the six months ended June 30, 2021, an increase of $0.5 million, or 1%. Product revenue consisted of sales of instruments totaling $11.8 million and sales of consumables and other products of $23.6 million for the six months ended June 30, 2022. Product revenue primarily consisted of instrument sales totaling $12.8 million and sales of consumables and other products of $24.1 million for the six months ended June 30, 2021. The decrease in product revenue of $1.5 million in the first half of 2022 was due to decreases in both consumables and instrument sales year over year. The decrease in consumables sales was primarily due to quality challenges, including a decrease in consumables sales to one large customer. The increase in service and other revenue was primarily due to the $5.4 million of revenue recognized from the Lilly Collaboration Agreement during the first half of 2022. Our collaboration and license revenue during both periods was mainly related to licensing technology and intellectual property. For the six months ended June 30, 2022, grant revenue of $0.1 million was related to the ADDF grant. For the six months ended June 30, 2021, grant revenue of $3.2 million was related to WP2.

Cost of Goods Sold and Services

Cost of goods sold and services increased $7.4 million, or 33%, to $29.8 million for the six months ended June 30, 2022, as compared to $22.4 million for the six months ended June 30, 2021. We performed an evaluation of our business during the second quarter of 2022, during which we determined that certain functions were spending a higher percentage of their time on quality and other activities associated with cost of goods sold. Our ongoing efforts to address manufacturing and quality challenges resulted in an increase of $1.7 million charged to cost of goods sold in the three months and six months ended June 30, 2022 with a corresponding $1.7 million reduction in operating expense. We expect these expenses to continue until the quality challenges are resolved. The remainder of the increase of cost of goods sold was primarily due to inefficiencies in our manufacturing and inventory management processes resulting in higher excess and obsolete product during the six months ended June 30, 2022, as well as reduced productivity resulting in decreased absorption costs benefit during the first half of 2022. In response to the inefficiencies in our inventory management processes, we changed our estimate for excess and obsolete product during the three months ended March 31, 2022, increasing our inventory reserve. Overall, cost of goods sold as a percentage of revenue increased to 56% of total revenue for the six months ended June 30, 2022, as compared to 43% for the six months ended June 30, 2021, for the reasons described above, as well as the impact of decreased consumables sales within our product mix.

Research and Development Expense

Research and development expense increased $0.2 million, or 2%, for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to additional headcount in research and development.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased $12.5 million, or 31%, for the six months ended June 30, 2022, as compared to the same period in 2021, mainly due to additional headcount driving increased cash compensation expense, stock-based compensation expense, and other general and administrative expenses. Rent expense increased for the six months ended June 30, 2022 due to the new lease facility in Bedford, Massachusetts that commenced on February 1, 2022 when we gained access to the underlying facilities.

Interest Income (Expense), Net

Interest income (expense), net was income of $0.6 million in the six months ended June 30, 2022, as compared to an expense of $0.3 million in the same period in 2021, due to the maturity of our note payable in the fourth quarter of 2021 and higher interest income on our cash equivalents during the first half of 2022.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $0.6 million in the six months ended June 30, 2022, as compared to income of $1.8 million in the same period in 2021 Other expense, net for the first half of 2022 was mainly due to the impact of foreign currency exchange rates. Other income, net for the first half of 2021 was mainly due to a $2.1 million employee retention tax credit established under the CARES Act.

Income Tax Benefit

Income tax benefit was less than $0.1 million for each of the six months ended June 30, 2022, and 2021.

Liquidity and Capital Resources

To date, we have financed our operations principally through equity offerings, borrowings from credit facilities and revenue from our commercial operations.

Cash Flows

The following table presents our cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(29,635)	$(23,838)
Net cash used in investing activities	(5,934)	(2,129)
Net cash provided by financing activities	1,190	275,706
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,379)	$249,739

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

Net cash used in operating activities was $29.6 million during the six months ended June 30, 2022. The net cash used in operating activities primarily consisted of the net loss of $43.1 million offset by non-cash charges of $9.0 million of stock-based compensation expense, $2.8 million of depreciation and amortization expense, and $1.4 million received on the tenant improvement allowance associated with our new lease facility in Bedford, Massachusetts.

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

Investing activities used $5.9 million of cash during the six months ended June 30, 2022 primarily related to purchases of property and equipment for the new leased facility in Bedford, Massachusetts.

Investing activities used $2.1 million of cash during the six months ended June 30, 2021, primarily related to $7.3 million in purchases of property and equipment, offset by $5.2 million in grant proceeds related to WP2.

Net Cash Provided by Financing Activities

Historically, we have financed our operations principally through sales of our stock, borrowings from credit facilities, and revenues from our commercial operations.

Financing activities provided $1.2 million of cash during the six months ended June 30, 2022, from proceeds from employee stock purchases and stock option exercises.

Financing activities provided $275.7 million of cash during the six months ended June 30, 2021, primarily from $269.7 million in net proceeds from our underwritten public offering during the first quarter of 2021, and $5.5 million in proceeds from common stock option exercises.

Capital Resources

Since inception, we have incurred annual net losses. Additionally, as a public company, we have incurred and will continue to incur significant audit, legal and other expenses. Our liquidity requirements have historically consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, debt service and general corporate expenses.

We believe cash generated from commercial sales, our current cash and cash equivalents, and interest income we earn on these balances will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in Part II, Item 1A. “Risk Factors”, of this Quarterly Report on Form 10-Q, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

●	our ability to successfully execute and realize the intended benefits of the Restructuring;
●	market acceptance of our products;
●	the cost and timing of establishing additional sales, marketing and distribution capabilities;
●	the cost of our research and development activities;
●	our ability to enter into collaborations in the future, and the success of any such collaborations;
●	the cost and timing of potential regulatory clearances or approvals that may be required in the future for our products;
●	the effects of the COVID-19 pandemic; and
●	the effect of competing technological and market developments.

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

Contractual Obligations and Commitments

As of June 30, 2022, except for the Bedford, Massachusetts lease detailed in Note 10 to our unaudited condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

There have been no material changes to our critical accounting policies and estimates as disclosed therein.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements may be found in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2022, there have been no material changes to the market risk information, except for concentrations noted below, described under “Quantitative and Qualitative Disclosures About Market Risk” included in the Annual Report on Form 10-K for the year ended December 31, 2021.

For each of the three and six months ended June 30, 2022, there was one customer that accounted for 18% of our total revenue.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, except for the addition of the following risk factor:

We may fail to achieve the expected cost savings and related benefits from our Restructuring and Re-alignment Plan.

In August 2022, we announced a plan of restructuring and strategic re-alignment, which includes the elimination of approximately 130 current positions, or 25% of our workforce and other cost-savings measures (Restructuring). We expect to incur expenses of approximately $7 million to $10 million related to the Restructuring, substantially all of which will be cash expenditures for severance and other costs relating to the Restructuring through the third and fourth quarter of 2022.

Overall, we expect to realize estimated annualized operating expense savings of approximately $25 million. These estimates are subject to a number of assumptions, and actual results may differ. There is no guarantee that the Restructuring will achieve its intended benefits. For example, our cost restructuring and business re-alignment efforts may not result in the anticipated savings or other economic benefits, or could result in total costs and expenses that are greater than expected, which could require us to seek potentially dilutive financing alternatives, disrupt or restrain the scope of our business activities and make it more difficult to attract and retain qualified personnel, each of which could have an adverse effect on our business. We may implement other cost savings measures as part of the Restructuring, and may incur termination and other costs in connection with such measures, which could be material. As part of the Restructuring, we are also reviewing our alternatives with respect to additional facility space that we currently lease in Bedford, Massachusetts. These alternatives may include the termination of the lease or the sub-lease of all or a portion of the leased facility. We are currently unable to estimate facility-related charges, which may be material.

We may fail to effectively execute on the Restructuring. The Restructuring may cause disruption to our business operations. For example, the Restructuring will result in the loss of a number of long-term employees, may result in the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, we may not be able to effectively realize all the cost savings anticipated by the Restructuring and we may incur unanticipated charges or make cash payments that were not previously contemplated, which could result in an adverse effect on our business or results of operations. In connection with the Restructuring, we have set in motion an assay improvement program with the ultimate objective of improving our ability to manufacture and deliver high-quality assays at scale. We expect to make initial progress toward this initiative in 2022 and that the program will be completed in 2023. We may be unable to obtain the anticipated product and quality-related benefits from these efforts in the timeframe anticipated, or at all, which could have an adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Amended and Restated Certificate of Incorporation.		8-K	12/15/2017	001-38319

3.2	Restated Bylaws.		8-K	12/15/2017	001-38319

10.1	Amended and Restated Employment Agreement between Masoud Toloue and the Company dated April 25, 2022.		8-K	4/29/2022	001-38319

10.2	Amended and Restated Employment Agreement between E. Kevin Hrusovsky and the Company dated April 25, 2022.		8-K	4/29/2022	001-38319

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: August 8, 2022	By:	/s/ Masoud Toloue
Masoud Toloue
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2022	By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer
(principal financial officer and principal accounting officer)