Form 10-Q
period 2023-06-30
Quanterix Corp
filed 2023-08-08
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(617) 301-9400

(Registrant’s telephone number, including area code)

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

As of August 2, 2023, the registrant had 37,552,586 shares of common stock outstanding.

TQUANTERIX CORPORATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance, and are subject to a number of risks, uncertainties, and assumptions, including those further described elsewhere in this Quarterly Report on Form 10-Q, in the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2023, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Readers should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to new information, actual results, or to changes in our expectations, except as required by law.

Readers should read this Quarterly Report on Form 10-Q and any documents referenced herein that we have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Service Marks, Trademarks and Trade Names

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries. “Quanterix,” “Simoa,” “Simoa HD-X,” “Simoa HD-1,” “SR-X,” “SP-X,” “HD-X,” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, endorsement, or sponsorship of us by these other companies.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

QUANTERIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$329,525	$338,740
Accounts receivable (net of allowance for expected credit losses of $442 and $118 as of June 30, 2023 and December 31, 2022, respectively)	24,423	19,017
Inventory	18,156	16,786
Prepaid expenses and other current assets	6,954	6,860
Total current assets	379,058	381,403
Restricted cash	2,686	2,597
Property and equipment, net	18,328	20,162
Intangible assets, net	6,476	7,516
Operating lease right-of-use assets	20,380	21,223
Other non-current assets	2,282	1,298
Total assets	$429,210	$434,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,238	$3,836
Accrued compensation and benefits	7,525	10,658
Accrued expenses and other current liabilities	6,777	5,133
Deferred revenue	10,421	8,644
Operating lease liabilities	3,986	2,687
Total current liabilities	31,947	30,958
Deferred revenue, net of current portion	1,304	1,415
Operating lease liabilities, net of current portion	39,378	41,417
Other non-current liabilities	1,225	1,469
Total liabilities	73,854	75,259
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, per share:
Authorized shares: 120,000; Issued and outstanding: 37,566 and 37,280 shares at June 30, 2023 and December 31, 2022, respectively	37	37
Additional paid-in capital	772,473	763,688
Accumulated other comprehensive loss	(2,825)	(2,623)
Accumulated deficit	(414,329)	(402,162)
Total stockholders’ equity	355,356	358,940
Total liabilities and stockholders’ equity	$429,210	$434,199

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenue	$19,692	$14,785	$38,979	$35,441
Service revenue	10,552	8,548	19,131	17,358
Collaboration and license revenue	629	92	997	178
Grant revenue	156	75	378	75
Total revenues	31,029	23,500	59,485	53,052
Costs of goods sold and services:
Cost of product revenue	7,236	9,921	14,269	20,667
Cost of service and other revenue	4,655	4,868	9,152	9,115
Total costs of goods sold and services	11,891	14,789	23,421	29,782
Gross profit	19,138	8,711	36,064	23,270
Operating expenses:
Research and development	5,946	6,625	10,666	13,659
Selling, general, and administrative	21,591	27,045	42,474	52,757
Other lease costs	1,162	—	1,938	—
Restructuring	—	—	(33)	—
Total operating expenses	28,699	33,670	55,045	66,416
Loss from operations	(9,561)	(24,959)	(18,981)	(43,146)
Interest income, net	3,886	552	7,335	604
Other expense, net	(154)	(358)	(146)	(575)
Loss before income taxes	(5,829)	(24,765)	(11,792)	(43,117)
Income tax (expense) benefit	(235)	(137)	(375)	62
Net loss	$(6,064)	$(24,902)	$(12,167)	$(43,055)

Net loss per common share, basic and diluted	$(0.16)	$(0.67)	$(0.33)	$(1.17)

Weighted-average common shares outstanding, basic and diluted	37,494	36,922	37,411	36,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,064)	$(24,902)	$(12,167)	$(43,055)
Other comprehensive loss:
Foreign currency translation	(244)	(1,447)	(202)	(2,644)
Total other comprehensive loss	(244)	(1,447)	(202)	(2,644)
Comprehensive loss	$(6,308)	$(26,349)	$(12,369)	$(45,699)

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Three Months Ended June 30, 2023
	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at March 31, 2023	37,424	$37	$768,141	$(2,581)	$(408,265)	$357,332
Issuance of common stock under stock plans, including tax effects	142	—	139	—	—	139
Stock-based compensation expense	—	—	4,193	—	—	4,193
Foreign currency translation	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(6,064)	(6,064)
Balance at June 30, 2023	37,566	$37	$772,473	$(2,825)	$(414,329)	$355,356

	Three Months Ended June 30, 2022
	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at March 31, 2022	36,899	$37	$750,742	$(756)	$(323,615)	$426,408
Issuance of common stock under stock plans, including tax effects	76	—	211	—	—	211
Stock-based compensation expense	—	—	5,186	—	—	5,186
Foreign currency translation	—	—	—	(1,447)	—	(1,447)
Net loss	—	—	—	—	(24,902)	(24,902)
Balance at June 30, 2022	36,975	$37	$756,139	$(2,203)	$(348,517)	$405,456

	Six Months Ended June 30, 2023
	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Issuance of common stock under stock plans, including tax effects	286	—	690	—	—	690
Stock-based compensation expense	—	—	8,095	—	—	8,095
Foreign currency translation	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(12,167)	(12,167)
Balance at June 30, 2023	37,566	$37	$772,473	$(2,825)	$(414,329)	$355,356

	Six Months Ended June 30, 2022
	Common stock
	Shares	Value	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(305,462)	$440,952
Issuance of common stock under stock plans, including tax effects	207	—	1,190	—	—	1,190
Stock-based compensation expense	—	—	9,013	—	—	9,013
Foreign currency translation	—	—	—	(2,644)	—	(2,644)
Net loss	—	—	—	—	(43,055)	(43,055)
Balance at June 30, 2022	36,975	$37	$756,139	$(2,203)	$(348,517)	$405,456

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,167)	$(43,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,845	2,790
Credit losses on accounts receivable	324	581
Foreign currency losses	205	—
Operating lease right-of-use asset amortization	1,002	925
Stock-based compensation expense	8,095	9,013
Deferred income taxes	343	—
Loss on disposal of fixed assets	—	6
Changes in assets and liabilities:
Accounts receivable	(5,750)	3,479
Inventory	(1,181)	180
Prepaid expenses and other current assets	(527)	960
Other non-current assets	(965)	2
Accounts payable	(631)	(3,220)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(1,326)	(4,387)
Deferred revenue	1,666	6,228
Operating lease liabilities	(730)	(3,128)
Other non-current liabilities	(72)	(9)
Net cash used in operating activities	(8,869)	(29,635)
Cash flows from investing activities:
Purchases of property and equipment	(784)	(6,454)
Proceeds from RADx grant on assets purchased	—	520
Net cash used in investing activities	(784)	(5,934)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	777	1,190
Payments for employee taxes withheld on stock-based compensation awards	(87)	—
Net cash provided by financing activities	690	1,190
Net decrease in cash, cash equivalents, and restricted cash	(8,963)	(34,379)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(163)	(776)
Cash, cash equivalents, and restricted cash at beginning of period	341,337	399,042
Cash, cash equivalents, and restricted cash at end of period	$332,211	$363,887

Supplemental disclosure of cash flow information:
Cash paid for taxes	$502	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$22,376
Shares received as consideration under product sales agreement (Note 3)	$1,000	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Nature of Business

Quanterix Corporation (“Quanterix” or the “Company”) is a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. The Company’s platforms are based on its proprietary digital “Simoa” detection technology. The Company’s Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations. The Company is currently focusing on protein detection, but its Simoa platforms have also demonstrated applicability across other testing applications, including detection of nucleic acids and small molecules.

The Company also provides contract research services for customers through its CLIA-certified Accelerator Laboratory. The Accelerator Laboratory provides customers with access to Simoa technology and supports multiple projects and services, including sample testing, homebrew assay development, and custom assay development. To date, the Company has completed over 2,000 projects for more than 450 customers from all over the world using its Simoa platforms.

Note 2. Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete financial statements prepared in accordance with U.S. GAAP are not included herein. The Consolidated Balance Sheet included herein was derived from the audited Consolidated Financial Statements as of December 31, 2022, but does not include all disclosures required by U.S. GAAP on an annual reporting basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 6, 2023. Since the date of that filing, there have been no changes or updates to the Company’s significant accounting policies, other than those described below.

In the opinion of management, the Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 may not be indicative of the results for the full fiscal year ended December 31, 2023 or any other period.

The Company’s fiscal year is the twelve-month period from January 1 through December 31.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses reported and disclosures in the financial statements and accompanying notes. Such estimates include, but are not limited to, revenue recognition, valuation of inventory, leases, valuation of intangible and other long-lived assets, recoverability of deferred tax assets, ongoing impairment reviews, and stock-based compensation expense. The Company bases its estimates on historical experience, known trends, market specific information, or other relevant factors it believes to be reasonable.

On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results may differ from these estimates.

Foreign Currency

             The functional currency of the Company’s subsidiaries is their respective local currencies. These subsidiary financial statements are translated into U.S. dollars using the period-end exchange rates for assets and liabilities, average exchange rates during the corresponding period for revenue and expenses, and historical rates for equity. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive loss within stockholders’ equity on the Consolidated Balance Sheets.

               Foreign currency transaction gains (losses) are included in other income (expense), net on the Consolidated Statements of Operations. Foreign exchange losses were not material during the six months ended June 30, 2023, and were $0.4 million during the six months ended 2022.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Quanterix and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company assesses the terms of its investment interests in entities to determine if any meet the definition of a variable interest entity (“VIE”) and require consolidation into its Consolidated Financial Statements. Refer to Note 15 –Variable Interest Entities for further discussion.

Presentation of Restricted Cash

The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of June 30,
	2023	2022
Cash and cash equivalents	$329,525	$361,293
Restricted cash (1)	2,686	2,594
Cash, cash equivalents, and restricted cash	$332,211	$363,887

(1) Restricted cash consists of collateral for a letter of credit issued as security for several of the Company’s leased facilities and to secure the Company’s corporate credit card program. The short-term or long-term classification is determined in accordance with the expiration of the underlying letter of credit and security.

Recent Accounting Pronouncements

There are no new accounting pronouncements issued or effective in the current or future periods that are expected to have a material impact on the Company’s Consolidated Financial Statements or accompanying notes.

Note 3. Revenue and Related Matters

Disaggregated Revenue

The following tables disaggregate the Company’s revenue from contracts with customers by revenue type and geography (based on the location products and services are consumed) (in thousands):

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue
Instruments	$1,042	$971	$1,473	$3,486	$2,473	$2,127	$1,004	$5,604
Consumable and other products	9,811	4,547	1,848	16,206	4,719	3,588	874	9,181
Total	$10,853	$5,518	$3,321	$19,692	$7,192	$5,715	$1,878	$14,785

Service revenue
Service-type warranties	$1,559	$753	$153	$2,465	$1,320	$688	$124	$2,132
Research services	6,321	711	453	7,485	5,511	316	8	5,835
Other services	372	219	11	602	317	237	27	581
Total	$8,252	$1,683	$617	$10,552	$7,148	$1,241	$159	$8,548

Collaboration and license revenue	$629	$—	$—	$629	$43	$49	$—	$92

Grant revenue	$156	$—	$—	$156	$75	$—	$—	$75

Total revenues	$19,890	$7,201	$3,938	$31,029	$14,458	$7,005	$2,037	$23,500

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue
Instruments	$3,186	$2,952	$2,607	$8,745	$4,638	$4,173	$3,015	$11,826
Consumable and other products	17,268	9,487	3,479	30,234	13,552	8,014	2,049	23,615
Total	$20,454	$12,439	$6,086	$38,979	$18,190	$12,187	$5,064	$35,441

Service revenue
Service-type warranties	$3,116	$1,459	$288	$4,863	$2,603	$1,347	$216	$4,166
Research services	11,510	945	568	13,023	11,607	447	21	12,075
Other services	754	476	15	1,245	601	448	68	1,117
Total	$15,380	$2,880	$871	$19,131	$14,811	$2,242	$305	$17,358

Collaboration and license revenue	$997	$—	$—	$997	$43	$83	$52	$178

Grant revenue	$378	$—	$—	$378	$75	$—	$—	$75

Total revenues	$37,209	$15,319	$6,957	$59,485	$33,119	$14,512	$5,421	$53,052

For each of the three and six months ended June 30, 2023, one customer accounted for more than 10% of the Company’s total revenues. At June 30, 2023, one customer accounted for more than 10% of the Company’s gross accounts receivable.

Product Revenue

UltraDx

On May 26, 2022, the Company and UltraDx Limited (“UltraDx”), a company formed by ARCH Venture Partners (“ARCH”), entered into an agreement (the “UltraDx Agreement). Under the UltraDx Agreement, the Company agreed to supply UltraDx with HD-X instruments (both fully assembled and disassembled), assays and assay components, and granted a co-exclusive license to manufacture, seek Chinese regulatory approval of (including performance of any necessary research and development activities), and commercialize, HD-X instruments assembled in China and related assays in the Chinese neurological in vitro diagnostic market. Refer to Note 13 – Related Party Transactions for a discussion of the related party relationships between Quanterix and these entities.

The Company determined that the instruments, components, and licenses formed a single, combined performance obligation. The consideration due to the Company included (1) cash proceeds of $1.9 million, which was received and recognized as revenue in the third quarter of 2022 when the instruments, components, and licenses were delivered to and paid by UltraDx, and (2) contingent, non-cash consideration in the form of ordinary shares of UltraDx with a deemed fair value of $1.0 million. The issuance of the shares was contingent on UltraDx completing a preferred share financing under the terms and conditions in the UltraDx Agreement. Given the uncertainty of the completion of the preferred share financing, the Company concluded that the non-cash consideration related to the ordinary shares was variable consideration that was fully constrained at contract inception.

During the three months ended June 30, 2023, UltraDx completed the qualified preferred share financing and issued to the Company one million ordinary shares with a total fair value of $1.0 million. Refer to Note 5 – Fair Value of Financial Instruments for the Company’s disclosures related to determining the fair value of the shares received. Also refer to Note 15 – Variable Interest Entities for additional information on the Company’s investment interests in UltraDx as a result of the share issuance.

During the three and six months ended June 30, 2023, the Company recognized $1.4 million of revenue, which includes the one-time revenue from the receipt of the UltraDx shares. During the three and six months ended June 30, 2022, no revenue was recognized under the UltraDx Agreement.

Service Revenue

Eli Lilly and Company

On February 25, 2022, the Company entered into a Master Collaboration Agreement with Eli Lilly and Company (“Lilly”) establishing a framework for future projects focused on the development of Simoa immunoassays (the “Lilly Collaboration Agreement”). The Company also entered into a statement of work under the Lilly Collaboration Agreement to perform assay research and development services within the field of Alzheimer’s disease. In connection with the Lilly Collaboration Agreement, the Company received a non-refundable up-front payment of $5.0 million during the first quarter of 2022, which was recognized over a one-year period. In addition, under the statement of work, the Company receives $1.5 million per calendar quarter, which began in the first quarter of 2022. The statement of work automatically renews on a quarterly basis until Lilly provides a termination notice in accordance with the terms of the Lilly Collaboration Agreement. As of June 30, 2023, the Lilly Collaboration Agreement and the statement of work were still in effect.

Concurrent with the execution of the Lilly Collaboration Agreement, the Company entered into a Technology License Agreement (the “Lilly License”) under which Lilly granted the Company a non-exclusive license to Lilly’s proprietary pTau217 antibody technology for use in research use only products and services and future in vitro diagnostics applications within the field of Alzheimer’s disease. In consideration of the Lilly License, the Company paid an upfront fee, is required to make milestone payments based on the achievement of predetermined regulatory and commercial events, and will pay royalties on net sales of licensed products.

The Company recognized revenue from the Lilly Collaboration Agreement of $1.5 million and $3.0 million during the three and six months ended June 30, 2023, respectively, and $2.7 million and $5.4 million during the three and six months ended June 30, 2022, respectively.

Collaboration and License Revenue

Abbott Laboratories

On September 29, 2020, the Company and Abbott Laboratories (“Abbott”) entered into a Non-Exclusive License Agreement (the “Abbott License Agreement”). Under the terms of the Abbott License Agreement, the Company granted Abbott a non-exclusive, worldwide, royalty-bearing license, without the right to sublicense, under the Company’s bead-based single molecule detection patent (the “Licensed Patents”) in the field of in vitro diagnostics. Abbott agreed to pay the Company an initial license fee of $10.0 million in connection with the execution of the Abbott License Agreement, which was recognized as license revenue during 2020. Abbott also agreed to pay the Company milestone fees, subject to the achievement by Abbott of certain development, regulatory, and commercialization milestones and low single-digit royalties on net sales of licensed products.

The Abbott License Agreement will continue until expiration of the last-to-expire licensed patent, or the agreement is earlier terminated. Under the terms of the Abbott License Agreement, the Company and Abbott each have the right to terminate the agreement for uncured material breach by, or insolvency of, the other party. Abbott may also terminate the Abbott License Agreement at any time, without cause, upon 60 days’ notice.

During the three and six months ended June 30, 2023, the Company recognized $0.5 million of one-time revenue related to the expiration of a previously paid for option to expand the scope of the Abbott License Agreement.

Grant Revenue

The Company recognizes grant revenue after funding is committed and as each grant’s related activities are performed. The timing of revenue recognition and receipt of funding varies by grant and can be independent from performance of the related activities, such as an upfront payment of the award value, or subsequent to the Company’s requests for reimbursement for already performed activities (subject to the approval of the granting organization), as further described below.

NIH Grant

On September 21, 2022, the Company and the National Institutes of Health (the “NIH”) entered into a contract (the “NIH Grant”) with a total award value of $1.7 million. The NIH is an agency of the U.S. Department of Health and Human Services and granted the Company funding in support of the development of certain point-of-care diagnostic technologies through collaborative efforts. Grant funding is to be used solely for activities related to the point-of-care diagnostic device development project and the contract period runs through August 2025. Receipt of the award value occurs throughout the term of the contract period and after the Company submits for reimbursement of activities related to the grant. As of June 30, 2023, the Company had not received any of the award value.

During the three and six months ended June 30, 2023, grant revenue recognized and research and development expenses incurred were immaterial.

ADDF Grant

On March 24, 2022, the Company and the Alzheimer’s Drug Discovery Foundation (the “ADDF”) entered into a contract (the “ADDF Grant”) with a total funding value of $2.3 million. The ADDF is a charitable venture philanthropy entity that granted the Company funding in support of certain activities for the development of an in vitro diagnostic test for early detection of Alzheimer's disease. The ADDF Grant restricts the Company’s use of the granted funds solely for activities related to the Company’s Alzheimer’s diagnostic test development project and the contract period runs through June 2024. Receipt of the contract funding was subject to achievement of pre-defined milestones, and as of June 30, 2023, the Company had received the total funding value of $2.3 million.

During the three and six months ended June 30, 2023 and 2022, grant revenue recognized and research and development expenses incurred were immaterial.

RADx Grant

On September 29, 2020, the Company entered into a contract with the NIH under its Rapid Acceleration of Diagnostics (“RADx”) program (the “RADx Grant”), with a total award value of $18.2 million. The RADx Grant was to accelerate the continued development, scale-up, and deployment of the novel SARS-CoV-2 antigen detection test using the Company’s Simoa technology. Grant funding was used to expand assay kit manufacturing capacity and commercial deployment readiness, and the contract ran through the final milestone on May 31, 2022. Receipt of the award value occurred throughout the term of the contract period and after the Company submitted for reimbursement of activities related to the grant. During the three months ended June 30, 2022, the Company received $0.5 million which represented the final and total funding value of the $18.2 million award.

During both the three and six months ended June 30, 2022, the Company recognized no grant revenue and incurred no research and development expenses. As of June 30, 2022, the Company had no future obligations under the RADx Grant.

Contract Assets and Liabilities

There were no contract assets of as June 30, 2023 or December 31, 2022.

Deferred Revenue

The Company refers to contract liabilities as deferred revenue on the Consolidated Balance Sheets. During the six months ended June 30, 2023 and 2022, the Company recognized $4.9 million and $3.6 million of revenue, respectively related to its deferred revenue balance at January 1 of each such period.

Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied, or are partially satisfied, was $11.7 million.

Of the performance obligations not yet satisfied or partially satisfied, $10.4 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized within the 24 months thereafter. The $10.4 million principally consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.

Costs to Obtain a Contract

The Company capitalizes commissions paid to its sales representatives and related fringe benefits costs that are incremental to obtaining customer contracts. These costs are included in prepaid expenses and other current assets on the Consolidated Balance Sheets. Changes in costs to obtain a contract were as follows (in thousands):

	2023	2022
Balance at December 31 of prior year	$377	$440
Deferral of costs to obtain a contract	335	632
Amortization of costs to obtain a contract	(333)	(662)
Balance at June 30	$379	$410

Costs to obtain a contract are amortized to earnings over the estimated life of the contract and are recorded in cost of goods sold and selling, general, and administrative expense on the Consolidated Statements of Operations. The Company evaluates potential impairment of these amounts at each balance sheet date, and no related impairments were recorded during the six months ended June 30, 2023 or 2022.

Note 4. Allowance for Credit Losses

The Company is exposed to credit losses primarily through accounts receivable from sales of its products and services. The Company’s expected credit loss allowance methodology is developed using historical collection experience, current and future economic and market conditions, and a review of the status of customers’ accounts receivable.

Customers are assessed for credit worthiness upfront through a credit review, which includes analysis of customers’ financial statements when a credit rating is not available.

The allowance for credit losses on accounts receivable is summarized as follows (in thousands):

	2023	2022
Balance at December 31 of prior year	$118	$419
Provision for expected credit losses	516	581
Write-offs and recoveries collected	(192)	—
Balance at June 30	$442	$1,000

Note 5. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2023	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents - money market funds	$312,986	$312,986	$—	$—
Total Financial Assets	$312,986	$312,986	$—	$—

As of December 31, 2022	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents - money market funds	$306,097	$306,097	$—	$—
Total Financial Assets	$306,097	$306,097	$—	$—

Nonrecurring Fair Value Measurements

On June 26, 2023, the Company received ordinary shares in UltraDx (refer to Note 3 – Revenue and Related Matters) which were valued at $1.0 million upon receipt, primarily using the third-party purchase price of similar interests issued during UltraDx’s financing event that closed in the second quarter of 2023. As UltraDx is a recently formed, privately held entity, there is minimal market activity or other financial information available to determine the fair value of UltraDx’s shares and therefore this investment is considered a Level 3 financial asset. Changes in the inputs and assumptions used would have resulted in a higher or lower fair value measurement.

Pursuant to ASC 321 – Investments – Equity Securities, the Company has elected the measurement alternative for equity investments without readily determinable fair values and will continue to recognize the UltraDx shares at cost, less any impairment, and adjusted for any observable price changes in orderly transactions.

As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s Level 3 financial assets was $1.3 million and $0.3 million, respectively. There were no changes in the carrying value of these assets during the three and six months ended June 30, 2023 and 2022. These assets are included in other non-current assets on the Consolidated Balance Sheets. Refer to Note 15 – Variable Interest Entities for further discussion.

Other Fair Value Disclosures

During the six months ended June 30, 2023 and 2022, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 3 financial assets.

Note 6. Inventory

Inventory, net of inventory reserves, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$4,966	$5,509
Work in process	5,520	3,362
Finished goods	7,670	7,915
Total inventory	$18,156	$16,786

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued professional services	$1,853	$1,409
Accrued royalties	1,167	815
Accrued tax liabilities	918	172
Accrued in-transit inventory	594	21
Other accrued expenses	2,245	2,716
Total accrued expenses and other current liabilities	$6,777	$5,133

Note 8. Stock-Based Compensation

Stock Options

Stock option activity for the six months ended June 30, 2023 is presented below (in thousands, except per share and contractual life amounts):

		Weighted-average	Weighted-average remaining	Aggregate
	Number of shares	exercise price per share	contractual life (in years)	intrinsic value
Outstanding at December 31, 2022	2,188	$20.69	8.1	$4,273
Granted	1,006	14.91
Exercised	(44)	6.74
Cancelled	(355)	17.11
Outstanding at June 30, 2023	2,795	$19.28	8.2	$18,118
Exercisable at June 30, 2023	918	$24.67	6.0	$3,740
Vested and expected to vest at June 30, 2023	2,795	$19.28	8.2	$18,118

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the six months ended June 30, 2023 is presented below (in thousands, except per share and contractual life amounts):

		Weighted-average	Weighted-average
		grant date fair	remaining contractual	Aggregate
	Number of shares	value per share	life (in years)	intrinsic value
Unvested RSUs at December 31, 2022	1,188	$21.18	9.6	$16,455
Granted	737	14.58
Vested	(171)	30.87
Cancelled	(223)	17.37
Unvested RSUs at June 30, 2023	1,531	$17.47	9.3	$34,515
Expected to convert at June 30, 2023	1,531	$17.47	9.3	$34,515

Employee Stock Purchase Plan (“ESPP”)

In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP contains an “evergreen” provision, which allows for an increase in the number of shares under the plan on the first day of each fiscal year beginning with fiscal year 2018. The increase is equal to the lowest of: (i) 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) an amount determined by the Company’s Board of Directors or Compensation Committee. On January 3, 2023, the number of shares of common stock available for issuance under the 2017 ESPP was increased by 372 thousand shares.

The 2017 ESPP provides for six-month offering periods commencing and ending as follows: March 1 through August 31, and September 1 through February 28. During the six months ended June 30, 2023, employees purchased 70 thousand shares of the Company’s common stock pursuant to the 2017 ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product revenue	$200	$137	$387	$225
Cost of service and other revenue	258	205	608	371
Research and development	405	482	775	880
Selling, general, and administrative	3,330	4,362	6,325	7,537
Total stock-based compensation	$4,193	$5,186	$8,095	$9,013

As of June 30, 2023, there was $39.8 million of total unrecognized stock-based compensation expense related to unvested RSUs and stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

The fair value of the Company’s stock options granted and purchase rights to the ESPP were estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options:
Risk-free interest rate	3.5% - 4.2%	2.7% - 3.2%	3.5% - 4.2%	1.4% - 3.2%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.0 - 5.1	5.7 - 5.8	5.0 - 5.1	5.7 - 5.8
Expected volatility	80.9% - 82.1%	55.1% - 56.2%	71.1% - 82.1%	55.0% - 56.2%

Weighted-average grant date fair value	$11.95	$13.47	$9.62	$14.11

Employee Stock Purchase Plan:
Risk-free interest rate	5.2%	1.1%	5.2%	0.7% - 1.1%
Expected dividend yield	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	72.8%	55.7%	72.8% - 82.5%	51.9% - 55.7%

Weighted-average grant date fair value	$2.25	$4.62	$2.24	$4.76

Note 9. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(6,064)	$(24,902)	$(12,167)	$(43,055)
Denominator:
Weighted average common shares outstanding	37,494	36,922	37,411	36,887

Net loss per share, basic and diluted	$(0.16)	$(0.67)	$(0.33)	$(1.17)

In periods when the Company is in a net loss position, dilutive securities are excluded from the computation of diluted earnings per share because their inclusion would have an anti-dilutive effect. Therefore, basic net loss per share is the same as diluted net loss per share.

The following common share equivalents have been excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock and RSUs	1,607	928	1,557	759
Stock options	2,891	2,578	2,810	2,383
Total anti-dilutive shares	4,498	3,506	4,367	3,142

Note 10. Income Taxes

The Company’s effective tax rates were 4.0% and 3.2% for the three and six months ended June 30, 2023, respectively, and 0.0% for each of the three and six months ended June 30, 2022. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.

The Company maintains a valuation allowance on the majority of its deferred tax assets, and it has concluded that it is more likely than not that the deferred assets will not be utilized.

Note 11. Goodwill

During the third quarter of 2022, the Company identified certain indicators of impairment, including a significant decline in the Company’s stock price, actions taken under the Restructuring Plan (refer to Note 14 - Restructuring), and a reduction of forecasted sales and profitability. As a result, the Company performed a goodwill impairment test and determined its goodwill was impaired as the carrying amount of the Company’s sole reporting unit exceeded its estimated fair value. The Company concluded that its entire goodwill balance was impaired and recognized an $8.2 million non-cash impairment charge during the third quarter of 2022.

As of June 30, 2023 and December 31, 2022, the Company had no remaining goodwill balance.

Note 12. Commitments and Contingencies

Purchase Commitments

Stratec

During the year ended December 31, 2022, the Company and Stratec Consumables GmbH (“Stratec”) entered into an amendment to the supply agreement with Stratec (as amended, the “Stratec Supply Agreement”), related to the supply of discs used in Simoa bead-based instruments. As part of the Stratec Supply Agreement, the Company agreed to purchase a total of 515,000 discs to be shipped at various points starting in 2022 and continuing through 2024 at an agreed purchase price per disc. In 2022, Stratec shipped 75,000 discs to the Company and Stratec is required to ship no less than 220,000 discs in 2023. The total purchase commitment under the Stratec Supply Agreement is $3.7 million.

Other Purchase Commitments

The Company purchases raw materials for manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. Additionally, the Company enters into annual agreements for other parts of its operations. The Company’s total purchase commitments under these agreements as of June 30, 2023 was $2.6 million.

License Agreements

Harvard University

In August 2022, the Company and Harvard University (“Harvard”) entered into a license agreement (the “Harvard License Agreement”) for certain intellectual property owned by Harvard. Pursuant to the Harvard License Agreement, the Company paid an upfront fee of $0.6 million, which was recorded in research and development expenses on the Consolidated Statements of Operations. Under this license, the Company is required to pay Harvard low single-digit royalties on net sales of products and services using the licensed technology, as well as a portion of its applicable sublicense revenues. The Company incurred no royalty expense under the Harvard License Agreement for the three and six months ended June 30, 2023, and 2022.

Refer to Note 13 – Related Party Transactions for a discussion of a related party relationship with Harvard.

Tufts University

In June 2007, the Company and Tufts University (“Tufts”) entered into a license agreement (the “Tufts License Agreement”) for certain intellectual property owned by Tufts. The Tufts License Agreement, which was subsequently amended, is exclusive and sub-licensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is contractually obligated to pay license and maintenance fees that are creditable against royalties, in addition to low single-digit royalties on direct sales and services, and a royalty on sublicense income. The Company recorded royalty expense related to the Tufts License Agreement of $0.4 million and $0.8 million during the three and six months ended June 30, 2023, respectively and $0.4 million and $0.7 million during the three and six months ended June 30, 2022, respectively. This royalty expense is recorded in cost of product revenue on the Consolidated Statements of Operations.

Refer to Note 13 – Related Party Transactions for a discussion of a related party relationship with Tufts.

Legal Contingencies

The Company is subject to claims in the ordinary course of business; however, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or results of operations. The Company accrues for contingent liabilities when losses are probable and estimable. If an estimate of a probable loss is a range and no amount within the range is more likely than any other amount in the range, the Company accrues the minimum amount of the range.

Leases

Operating lease obligations are recorded in operating lease liabilities and operating lease liabilities, net of current portion on the Consolidated Balance Sheets.

Future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

Maturity of lease liabilities	As of June 30, 2023
2023 (remainder)	$3,487
2024	7,064
2025	7,228
2026	7,408
2027	7,641
2028	7,880
Thereafter	15,741
Total lease payments	$56,449
Less: imputed interest	13,085
Total operating lease liabilities	$43,364

The Company’s lease agreement for office and lab facilities in Bedford, Massachusetts included a tenant improvement allowance with the landlord that offset a portion of the Company's construction costs. During the first quarter of 2023, the Company received the final tenant improvement allowance reimbursement of $0.9 million.

Note 13. Related Party Transactions

In June 2007, the Company and Tufts entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 12 - Commitments and Contingencies). A member of the Company’s Board of Directors was previously affiliated with Tufts. This Board member continues to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts. At June 30, 2023 and December 31, 2022, open payable balances to Tufts were immaterial.

A member of the Company’s Board of Directors is affiliated with Harvard and Mass General Brigham. Revenue recorded from sales of products and services to Harvard and its affiliates and to Mass General Brigham and its affiliates totaled $0.5 million and $0.7 million for the three and six months ended June 30, 2023, respectively, and was immaterial for the three and six months ended June 30, 2022.

Additionally, in August 2022, the Company and Harvard entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 12 – Commitments and Contingencies). Harvard is obligated to pay a portion of the payments received from the Company under the Harvard License Agreement to a member of the Company’s Board of Directors.

Cost of product revenue and operating expenses with Harvard and its affiliates and Mass General Brigham and its affiliates for the three and six months ended June 30, 2023 and 2022 was immaterial. At June 30, 2023 and December 31, 2022, open payables to and receivable balances from Harvard and Mass General Brigham were immaterial.

As discussed in Note 3 – Revenue and Related Matters, on May 26, 2022, the Company and UltraDx, a company formed by ARCH, entered into the UltraDx Agreement to supply certain instruments and to grant certain licenses. At contract inception, the Company determined that UltraDx was a related party because a member of the Company’s Board of Directors was affiliated with ARCH and UltraDx. As of June 7, 2023, this individual was no longer a member of the Company’s Board of Directors. Cost of goods sold for both the three and six months ended June 30, 2023 were immaterial. At June 30, 2023 and December 31, 2022, there were no open payable balances to UltraDx and open receivable balances from UltraDx were $0.4 million and zero, respectively.

Note 14. Restructuring

Following a strategic review and assessment of the Company’s operations and cost structure, on August 8, 2022, the Company announced a restructuring and strategic re-alignment plan (the “Restructuring Plan”). As part of the Restructuring Plan, the Company began an assay redevelopment program with the ultimate objective of improving its ability to manufacture and deliver high-quality assays at scale. The Restructuring Plan aligns the Company’s investments to best serve the needs of its customers, focuses the Company’s innovation efforts on key platforms, and provides a foundation for the Company’s entry into translational pharma and clinical markets, which it believes will be required to access new growth categories. In accordance with the Restructuring Plan, the Company implemented a workforce reduction, which was substantially completed by the end of the third quarter of 2022. The Restructuring Plan included the elimination of 119 positions and other cost-saving measures.

As a result of the Restructuring Plan, the Company performed an impairment assessment of its goodwill, long-lived assets, including operating lease right-of-use assets, and intangibles. The assessments resulted in the Company recording an impairment charge of $25.6 million during the year ended December 31, 2022. The impairment charge included (1) $16.3 million associated with the operating lease right-of-use asset and related property and equipment at leased facilities, (2) $8.2 million of goodwill (refer to Note 11 – Goodwill), and (3) $1.1 million for software costs related to projects that were rationalized as part of the Restructuring Plan. There were no impairment charges recorded associated with the Restructuring Plan during the three and six months ended June 30, 2023. There were no material changes to the Restructuring Plan or the exit and disposal costs in 2023.

The following table presents the restructuring reserve and provision activity for the six months ended June 30, 2023 (in thousands):

Severance and Employee Benefit Costs
Balance at December 31, 2022	$328
Accrual adjustments	(33)
Cash payments	(16)
Foreign currency translation	5
Balance at June 30, 2023	$284

The Company did not have any restructuring activities during the six months ended June 30, 2022.

Note 15. Variable Interest Entities

The Company enters into relationships with or has investments in other entities that may be VIEs. The Company assesses the criteria in ASC 810 – Consolidation to determine if any of these entities meet the definition of a VIE and require consolidation into its financial statements. The Company’s analysis determines whether it has a controlling financial interest and also identifies the primary beneficiary of a VIE as the enterprise that has both (1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity.

As discussed in Note 3 – Revenue and Related Matters, during the second quarter of 2023 the Company received one million ordinary shares of UltraDx under the UltraDx Agreement. Primarily due to having less than a 5% ownership interest in UltraDx, the Company concluded that it does not have the power to direct activities impacting UltraDx’s economic performance and therefore the Company is not the primary beneficiary of the VIE.

Based on the Company’s assessments, it does not have any controlling financial interests in any VIEs, and therefore did not consolidate any VIEs into its Consolidated Financial Statements during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s investment interests in VIEs was $1.3 million and $0.3 million, respectively, which are recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 5 – Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to these VIEs is limited to their carrying value and the Company does not have any future funding commitments to these VIEs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2023 (the “Annual Report on Form 10-K”). In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience could differ materially from what is indicated by any forward-looking statement due to various important factors, risks, and uncertainties, including, but not limited to, those set forth under the section titled “Part II, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q or under the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as may be updated by Part II, Item 1A. Risk Factors in our subsequently filed Quarterly Reports on Form 10-Q. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us, “and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.

Overview

We are a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance precision health for life sciences research and diagnostics. Our platforms are based on our proprietary digital “Simoa” detection technology. Our Simoa bead-based and planar array platforms enable customers to reliably detect protein biomarkers in extremely low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies, and also allow researchers to define and validate the function of novel protein biomarkers that are only present in very low concentrations. These capabilities provide our customers with insight into the role of protein biomarkers in human health that has not been possible with other existing technologies and enable researchers to unlock unique insights into the continuum between health and disease. We believe this greater insight will enable the development of novel therapies and diagnostics and facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis and, ultimately, prevention.

Our instruments are designed to be used either with assays fully developed by us, including all antibodies and supplies required to run the tests, or with “homebrew” kits where we supply some of the components required for testing, and the customer supplies the remaining required elements. Accordingly, our installed instruments generate a recurring revenue stream. As the installed base of the Simoa instruments increases, we expect total consumables revenue to increase.

We commercially launched our first immunoassay platform, the Simoa HD-1, in 2014. The HD-1 is based on our bead-based technology and assays run on the HD-1 are fully automated. We initiated commercial launch of the SR-X instrument in 2017. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-1 in a compact benchtop form with a lower price point, more flexible assay preparation, and a wider range of applications. In 2019, we launched the Simoa HD-X, an upgraded version of the Simoa HD-1, which replaces the HD-1. The HD-X has been designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. By June 30, 2023, approximately 81% of the HD instrument installed base was HD-X instruments.

With our acquisition of Aushon BioSystems, Inc. in 2018, we acquired a CLIA-certified laboratory, as well as their proprietary sensitive planar array detection technology. Leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms, we further refined the planar array technology to develop the SP-X instrument to provide sensitivity similar to that found in our Simoa bead-based platform. We commercially launched the SP-X instrument in 2019.

Our wholly-owned subsidiary UmanDiagnostics AB (“Uman”), a company located in Umeå, Sweden, supplies neurofilament light (“Nf-L”), antibodies, and enzyme-linked immunoassay (“ELISA”) kits, which are used by researchers and biopharmaceutical and diagnostics companies world-wide in the detection of Nf-L to advance the development of therapeutics and diagnostics for neurodegenerative conditions.

We also provide contract research services for customers through our CLIA-certified Accelerator Laboratory. The Accelerator Laboratory provides customers with access to Simoa technology, and supports multiple projects and services, including sample testing, homebrew assay development, and custom assay development. To date, we have completed over 2,000 projects for more than 450 customers from all over the world using our Simoa platforms.

We sell our instruments, consumables and services to the life science, pharmaceutical, and diagnostics industries through a direct sales force and support organizations in North America and Europe, and through distributors or sales agents in other select markets, including Australia, Brazil, China, Czech Republic, India, Hong Kong, Israel, Japan, New Zealand, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, and the United Arab Emirates. In addition, Uman sells Nf-L antibodies and Nf-L ELISA kits directly, and in conjunction with us and another distributor, worldwide. We have an extensive base of customers in academic and governmental research institutions, as well as pharmaceutical, biotechnology, and contract research companies.

As of June 30, 2023, we had cash and cash equivalents of $329.5 million. Since our inception, we have incurred annual net losses. Our net losses were $6.1 million and $12.2 million for the three and six months ended June 30, 2023 and $24.9 million and $43.1 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $414.3 million and stockholders' equity of $355.4 million.

We expect to continue to incur significant expenses and operating losses at least through the next 24 months. We expect our expenses will increase as we:

●	expand our sales and marketing efforts to further commercialize our products;
●	expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the U.S. Food and Drug Administration (the “FDA”) to be medical devices or otherwise subject to additional regulation by the FDA;
●	seek Premarket Approval (“PMA”) or 510(k) clearance from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis, or treatment of a disease or other condition;
●	hire additional personnel and grow our employee headcount;
●	strategically acquire and integrate companies or technologies that may be complementary to our business;
●	intend to invest in our diagnostics business in support of the launch of LucentAD and other diagnostics initiatives;

●	enter into collaboration arrangements, if any, or in-license other products and technologies; and
●	add operational, financial, and management information systems.

Recent Business Developments

In July 2023, we launched LucentAD, a blood-based biomarker test to assist in the evaluation of patients experiencing cognitive symptoms consistent with the early signs of Alzheimer’s disease. The test has not been cleared or approved by the FDA.

On September 21, 2022, we entered into a contract with the National Institutes of Health (the “NIH”) with a total award value of $1.7 million (the “NIH Grant”). The NIH is an agency of the U.S. Department of Health and Human Services and under the NIH Grant granted us funding in support of the development of certain point-of-care diagnostic technologies through collaborative efforts. Grant funding is to be used solely for activities related to the point-of-care diagnostic device development project and the contract period runs through August 2025. Receipt of the award value occurs throughout the term of the contract period and after we submit for reimbursement of activities related to the grant. As of June 30, 2023, we had not received any of the award value.

During the three and six months ended June 30, 2023, grant revenue recognized and research and development expense incurred were immaterial.

On March 24, 2022, we entered into a contract with the Alzheimer’s Drug Discovery Foundation (the “ADDF”) with a total funding value of $2.3 million (the “ADDF Grant”). The ADDF is a charitable venture philanthropy entity that granted us funding in support of certain activities for the development of an in vitro diagnostic test for early detection of Alzheimer's disease. The ADDF Grant restricts our use of the granted funds solely for activities related to our Alzheimer’s diagnostic test development project and the contract period runs through June 2024. Receipt of the contract funding was subject to achievement of predefined milestones and as of June 30, 2023, we had received the total funding value of $2.3 million.

During the three and six months ended June 30, 2023 and 2022, grant revenue recognized and research and development expense incurred were immaterial.

On February 25, 2022, we entered into a Master Collaboration Agreement with Eli Lilly and Company (“Lilly”) establishing a framework for future projects focused on the development of Simoa immunoassays (the “Lilly Collaboration Agreement”). We also entered into a statement of work under the Lilly Collaboration Agreement to perform assay research and development services within the field of Alzheimer’s disease. In connection with the Lilly Collaboration Agreement, we received a non-refundable up-front payment of $5.0 million during the first quarter of 2022, which was recognized over a one-year period. In addition, under the statement of work, we receive $1.5 million per calendar, which began in the first quarter of 2022. The statement of work automatically renews on a quarterly basis until Lilly provides a termination notice in accordance with the terms of the Lilly Collaboration Agreement. As of June 30, 2023, the Lilly Collaboration Agreement and the statement of work were still in effect.

Concurrent with the execution of the Lilly Collaboration Agreement, we entered into a Technology License Agreement (the “Lilly License”) under which Lilly granted us a non-exclusive license to Lilly’s proprietary pTau217 antibody technology for use in research use only products and services and future in vitro diagnostics applications within the field of Alzheimer’s disease. In consideration of the Lilly License, we paid an upfront fee, are required to make milestone payments based on the achievement of predetermined regulatory and commercial events, and will pay royalties on net sales of licensed products.

We recognized revenue from the Lilly Collaboration Agreement of $1.5 million and $3.0 million during the three and six months ended June 30, 2023, respectively, and $2.7 million and $5.4 million during the three and six months ended June 30, 2022, respectively.

Restructuring and Strategic Re-Alignment

Following a strategic review and assessment of our operations and cost structure, on August 8, 2022, we announced a restructuring and strategic re-alignment plan (the “Restructuring Plan”). As part of the Restructuring Plan, we began an assay redevelopment program with the ultimate objective of improving our ability to manufacture and deliver high-quality assays at scale. The Restructuring Plan aligns our investments to best serve the needs of our customers, focuses our innovation efforts on key platforms, and provides a foundation for our entry into translational pharma and clinical markets, which we believe will be required to access new growth categories. In accordance with the Restructuring Plan, we implemented a workforce reduction, which was substantially completed by the end of the third quarter of 2022. The Restructuring Plan included the elimination of 119 positions and other cost-saving measures.

As a result of the Restructuring Plan, we performed an impairment assessment of our goodwill, long-lived assets, including operating lease right-of-use assets, and intangibles. The assessments resulted in us recording an impairment charge of $25.6 million during the year ended December 31, 2022. The impairment charge included (1) $16.3 million associated with the right-of-use asset and property and equipment at leased facilities, (2) $8.2 million of goodwill (refer to Note 11 – Goodwill in the Notes to Consolidated Financial Statements), and (3) $1.1 million for software costs related to projects that were rationalized as part of the Restructuring Plan. There were no impairment charges recorded associated with the Restructuring Plan during the three and six months ended June 30, 2023. There were no material changes to the Restructuring Plan or the exit and disposal costs in 2023.

Overall, as a result of the Restructuring Plan, we expect to realize estimated annualized operating expense savings of approximately $25 million.

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,				Increase (Decrease)
	2023	% of revenue	2022	% of revenue	Amount	%
Revenues:
Product revenue	$19,692	63%	$14,785	63%	$4,907	33%
Service revenue	10,552	34%	8,548	37%	2,004	23%
Collaboration and license revenue	629	2%	92	—%	537	584%
Grant revenue	156	1%	75	—%	81	108%
Total revenues	31,029	100%	23,500	100%	7,529	32%
Cost of goods sold and services:
Cost of product revenue	7,236	23%	9,921	42%	(2,685)	(27)%
Cost of service revenue	4,655	15%	4,868	21%	(213)	(4)%
Total costs of goods sold and services	11,891	38%	14,789	63%	(2,898)	(20)%
Gross profit	19,138	62%	8,711	37%	10,427	120%
Operating expenses:
Research and development	5,946	19%	6,625	28%	(679)	(10)%
Selling, general, and administrative	21,591	70%	27,045	115%	(5,454)	(20)%
Other lease costs	1,162	4%	—	—%	1,162	—
Restructuring	—	—%	—	—%	—	—
Total operating expenses	28,699	92%	33,670	143%	(4,971)	(15)%
Loss from operations	(9,561)	(31)%	(24,959)	(106)%	15,398	62%
Interest income, net	3,886	13%	552	2%	3,334	(604)%
Other expense, net	(154)	—%	(358)	(2)%	204	(57)%
Loss before income taxes	(5,829)	(19)%	(24,765)	(105)%	18,936	76%
Income tax expense, net	(235)	(1)%	(137)	(1)%	(98)	72%
Net loss	$(6,064)	(18)%	$(24,902)	(106)%	$18,838	76%

Revenues

Total revenues increased $7.5 million, or 32%, to $31.0 million for the three months ended June 30, 2023, compared to $23.5 million for the three months ended June 30, 2022.

Product revenue of $19.7 million for the three months ended June 30, 2023 consisted of instrument sales of $3.5 million and sales of consumables and other products of $16.2 million. This represented an increase of $4.9 million, or 33%, as compared to product revenue of $14.8 million for the three months ending June 30, 2022, which consisted of $5.6 million in instrument sales and $9.2 million in sales of consumables and other products. The increase in product revenue resulted primarily from (1) increased sales of consumables, (2) increased average selling prices, and (3) a one-time increase from the receipt of ordinary shares from UltraDx with a fair value of $1.0 million that was accounted as variable consideration under the UltraDx Agreement (as a Level 3 financial asset with minimal market activity or other data available, the fair value was determined primarily using the third-party purchase price of similar instruments issued by UltraDx). These increases were partially offset by lower instrument sales due to reduced demand in certain markets. We expect this instrument trend to continue for the remainder of 2023.

Service revenue was $10.6 million for the three months ended June 30, 2023, compared to $8.5 million for the three months ended June 30, 2022, an increase of $2.1 million, or 23%, primarily due to increased Accelerator Laboratory revenue, partially offset by lower revenue recognized from the Lilly Collaboration Agreement.

Collaboration and license revenue was $0.6 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022, an increase of $0.5 million, or 584%. This was due to a one-time increase from the expiration of a previously paid for option to expand the scope of the Abbott License Agreement.

Grant revenue was $0.2 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022.

Cost of Goods Sold and Services

Cost of goods sold and services decreased $2.9 million, or 20%, to $11.9 million for the three months ended June 30, 2023 compared to $14.8 million for the three months ended June 30, 2022, primarily due to decreased cost of product revenue.

Cost of product revenue decreased $2.7 million, or 27%, to $7.2 million for the three months ended June 30, 2023, compared to $9.9 million for the three months ended June 30, 2022, as a result of improved inventory management and lower instrument sales. Cost of service revenue decreased $0.2 million, or 4%, to $4.7 million for the three months ended June 30, 2023, compared to $4.9 million for the three months ended June 30, 2022 as a result of decreased lab services expenses.

Research and Development

Research and development expense decreased $0.7 million, or 10%, to $5.9 million for the three months ended June 30, 2023, as compared to $6.6 million for the three months ended June 30, 2022, primarily due to the reduction in headcount in connection with the Restructuring Plan.

Selling, General, and Administrative

Selling, general and administrative expense decreased $5.4 million, or 20%, to $21.6 million for the three months ended June 30, 2023, as compared to $27.0 million for the three months ended June 30, 2022, primarily due to the reduction in headcount in connection with the Restructuring Plan. Included within selling, general, and administrative expense are $1.6 million and $1.9 million of shipping and handling costs for product sales for the three months ended June 30, 2023 and 2022, respectively.

Other Lease Costs

During the three months ended June 30, 2023, we incurred other lease costs of $1.2 million. As part of the Restructuring Plan, we are not utilizing the leased office and laboratory facilities in Bedford, Massachusetts and are evaluating alternatives, including sub-leasing the facilities. Other lease costs include amortization of the related operating lease right-of-use assets and other leased facility operating expenses from periods after the impairment and the determination that the facilities would not be utilized. There were no similar charges for the three months ended June 30, 2022.

Interest Income, Net

Interest income, net was $3.9 million for the three months ended June 30, 2023, as compared to $0.6 million for the three months ended June 30, 2022, primarily due to higher interest rates earned on cash and cash equivalents.

Other Expense, Net

Other expense, net was ($0.2) million in the three months ended June 30, 2023, as compared to ($0.4) million in the three months ended June 30, 2022.

Income Tax Expense, Net

Income tax expense, net was ($0.2) million for the three months ended June 30, 2023, as compared to ($0.1) million for the three months ended June 30, 2022, consisting primarily of a provision recorded on the operating results of our foreign subsidiaries.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022 (in thousands, except percentages):

The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Six Months Ended June 30,				Increase (Decrease)
	2023	% of revenue	2022	% of revenue	Amount	%
Revenues:
Product revenue	$38,979	65%	$35,441	67%	$3,538	10%
Service revenue	19,131	32%	17,358	33%	1,773	10%
Collaboration and license revenue	997	2%	178	—%	819	460%
Grant revenue	378	1%	75	—%	303	404%
Total revenue	59,485	100%	53,052	100%	6,433	12%
Cost of goods sold and services:
Cost of product revenue	14,269	24%	20,667	39%	(6,398)	(31)%
Cost of service revenue	9,152	15%	9,115	17%	37	0%
Total costs of goods sold and services	23,421	39%	29,782	56%	(6,361)	(21)%
Gross profit	36,064	61%	23,270	44%	12,794	55%
Operating expenses:
Research and development	10,666	18%	13,659	26%	(2,993)	(22)%
Selling, general, and administrative	42,474	71%	52,757	99%	(10,283)	(19)%
Other lease costs	1,938	3%	—	—%	1,938	—
Restructuring	(33)	—%	—	—%	(33)	—
Total operating expenses	55,045	92%	66,416	125%	(11,371)	(17)%
Loss from operations	(18,981)	(31)%	(43,146)	(81)%	24,165	56%
Interest income, net	7,335	12%	604	1%	6,731	(1,114)%
Other expense, net	(146)	—%	(575)	(1)%	429	(75)%
Loss before income taxes	(11,792)	(19)%	(43,117)	(81)%	31,325	73%
Income tax (expense) benefit, net	(375)	(1)%	62	—%	(437)	(705)%
Net loss	$(12,167)	(18)%	$(43,055)	(81)%	$30,888	72%

Revenues

Total revenues increased $6.4 million, or 12%, to $59.5 million for the six months ended June 30, 2023, compared to $53.1 million for the six months ended June 30, 2022.

Product revenue of $39.0 million for the six months ended June 30, 2023 consisted of instrument sales of $8.8 million and sales of consumables and other products of $30.2 million. This represented an increase of $3.5 million, or 10%, as compared to product revenue of $35.4 million for the six months ending June 30, 2022, which consisted of $11.8 million in instrument sales and $23.6 million in sales of consumables and other products. The increase in product revenue resulted primarily from (1) increased sales of consumables, (2) increased average selling prices, and (3) a one-time increase from the receipt of ordinary shares of UltraDx with a fair value of $1.0 million that was accounted for as variable consideration under the UltraDx Agreement (as a Level 3 financial asset with minimal market activity or other data available, the fair value was determined primarily using the third-party purchase price of similar instruments issued by UltraDx). These increases were partially offset by lower instrument sales due to reduced demand in certain markets. We expect this instrument trend to continue for the remainder of 2023.

Service revenue was $19.1 million for the six months ended June 30, 2023, compared to $17.4 million for the six months ended June 30, 2022, an increase of $1.7 million, or 10%, primarily due to increased Accelerator Laboratory revenue, partially offset by lower revenue recognized from the Lilly Collaboration Agreement.

Collaboration and license revenue was $1.0 million for the six months ended June 30, 2023, compared to $0.2 million for the six months ended June 30, 2022, an increase of $0.8 million, or 460%. This was primarily due to a one-time increase from the expiration of a previously paid for option to expand the scope of the Abbott License Agreement.

Grant revenue was $0.4 million for the six months ended June 30, 2023, compared to $0.1 million for the six months ended June 30, 2022.

Cost of Goods Sold and Services

Cost of goods sold and services decreased $6.4 million, or 21%, to $23.4 million for the six months ended June 30, 2023 compared to $29.8 million for the six months ended June 30, 2022, primarily due to improved inventory management and lower instrument sales.

Cost of product revenue decreased $6.4 million, or 31%, to $14.3 million for the six months ended June 30, 2023, compared to $20.7 million for the six months ended June 30, 2022, as a result of improved inventory management and lower instrument sales. The increase in cost of service revenue was immaterial for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Research and Development

Research and development expense decreased $3.0 million, or 22%, to $10.7 million for the six months ended June 30, 2023, as compared to $13.7 million for the six months ended June 30, 2022, primarily due to the reduction in headcount in connection with the Restructuring Plan.

Selling, General, and Administrative

Selling, general and administrative expense decreased $10.3 million, or 19%, to $42.5 million for the six months ended June 30, 2023, as compared to $52.8 million for the six months ended June 30, 2022, primarily due to the reduction in headcount in connection with the Restructuring Plan. Included within selling, general and administrative expense are $3.5 million and $3.6 million of shipping and handling costs for product sales for the six months ended June 30, 2023 and 2022, respectively.

Other Lease Costs

During the six months ended June 30, 2023, we incurred other lease costs of $1.9 million. As part of the Restructuring Plan, we are not utilizing the leased office and laboratory facilities in Bedford, Massachusetts and are evaluating alternatives, including sub-leasing the facilities. Other lease costs include the amortization of the related operating lease right-of-use assets and other leased facility operating expenses from periods after the impairment and the determination that the facilities would not be utilized. There were no similar charges for the six months ended June 30, 2022.

Interest Income, Net

Interest income, net was $7.3 million for the six months ended June 30, 2023, as compared to $0.6 million for the six months ended June 30, 2022, due to higher interest rates earned on cash and cash equivalents.

Other Expense, Net

Other expense, net was ($0.1) million for the six months ended June 30, 2023, as compared to ($0.6) million for the six months ended June 30, 2022, primarily due to changes in foreign exchange rates.

Income Tax (Expense) Benefit, Net

Income tax (expense) benefit, net was ($0.4) million for the six months ended June 30, 2023, as compared to $0.1 million for the six months ended June 30, 2022, primarily due to recording a provision for the operating results of our foreign subsidiaries.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, and funds generated from sales of our products and services. As of June 30, 2023, we had cash and cash equivalents of $329.5 million. Historically we have also financed our operations through equity offerings and borrowings from credit facilities.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
Net cash used in operating activities	$(8,869)	$(29,635)	$20,766	70%
Net cash used in investing activities	(784)	(5,934)	5,150	87%
Net cash provided by financing activities	690	1,190	(500)	42%
Net decrease in cash, cash equivalents, and restricted cash	$(8,963)	$(34,379)	$25,416	74%

Net Cash Used in Operating Activities

We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to develop new products and services, invest in process and product improvements, and increase our sales and marketing efforts. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business, and built our infrastructure. We expect negative cash flows from operating activities may continue in the future.

Net cash used in operating activities was $8.9 million during the six months ended June 30, 2023 which primarily consisted of the net loss of $12.2 million, offset by non-cash charges of $8.1 million of stock-based compensation expense, $2.8 million of depreciation and amortization expense, and non-cash lease expense of $1.0 million. Cash used as a result of changes in operating assets and liabilities of $9.5 million was primarily due to an increase in accounts receivable of $5.8 million, a decrease in operating lease liabilities of $1.6 million, a decrease in accrued compensation and benefits, other accrued expenses and other current liabilities of $1.3 million and an increase in inventory of $1.2 million. These decreases were primarily offset by an increase in deferred revenue of $1.7 million and $0.9 million received on the tenant improvement allowance associated with our leased facilities in Bedford, Massachusetts.

Net cash used in operating activities was $29.6 million during the six months ended June 30, 2022. The net cash used in operating activities primarily consisted of the net loss of $43.1 million, offset by non-cash charges of $9.0 million of stock-based compensation expense, $2.8 million of depreciation and amortization expense, and $1.4 million received on the tenant improvement allowance associated with our leased facility in Bedford, Massachusetts.

Net Cash Used in Investing Activities

Our primary investing activities consist of capital expenditures for the purchase of equipment to support our expanding infrastructure and work force. We expect to continue to incur additional capital expenditures related to these efforts in future periods. Cash used towards capital expenditures can be partially offset by proceeds from grants with third parties to purchase assets (refer to the section titled “Grant Revenue” in Note 3 – Revenue and Related Matters in the Notes to Consolidated Financial Statements for more information).

We used $0.8 million and $5.9 million in cash in investing activities during the six months ended June 30, 2023 and June 30, 2022, respectively, for purchases of property and equipment. The purchases during the six months ended June 30, 2022 were partially offset by $0.5 million in grant proceeds under the RADx Grant.

Net Cash Provided by Financing Activities

Our primary financing activities are proceeds from sales of our common stock.

Financing activities provided $0.7 million and $1.2 million of cash during the six months ended June 30, 2023 and June 30, 2022, respectively, from the proceeds of common stock issued.

Capital Resources

We have not achieved profitability on an annual basis since our inception, and we expect to continue to incur net losses in the future. We also expect that our operating expenses will increase as we continue to increase our marketing efforts to drive adoption of our commercial products, as well as our investment in improving the quality of our products and services. Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, and general corporate expenses.

We believe cash generated from product and services sales along with our current cash and cash equivalents will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities, and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K.

We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including but not limited to:

●	continued market acceptance of our products and services and the ability of our products to meet our customers’ expectations;
●	the cost and timing of establishing additional sales, marketing, and distribution capabilities;
●	the extent to which we achieve intended cost savings, revenue improvement, and related benefits from our Restructuring Plan;
●	the extent to which we are able to successfully complete our assay improvement program to enhance product quality;
●	the cost of our research and development activities;
●	our ability to enter into collaborations in the future, and the success of any such collaborations;
●	potential opportunities to strategically acquire and integrate companies or technologies that may be complementary to our business;
●	the cost and timing of potential regulatory clearances or approvals that may be required in the future for our products; and
●	the effect of competing technological and market developments.

We cannot guarantee that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, we may have to delay development or commercialization of our products and services. We also may have to reduce marketing, customer support or other resources devoted to our products, or cease operations.

If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity or debt offerings or other financings.

Contractual Obligations and Commitments

As of June 30, 2023, there have been no material changes to our contractual obligations and commitments from those described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

In addition to these cash commitments disclosed in our Annual Report on Form 10-K, we may have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

Critical Accounting Policies and Estimates

Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Significant Judgments and Estimates” included in our Annual Report on Form 10-K.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in that report.

Related Party Transactions

Refer to Note 13 – Related Party Transactions in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a full description of related party transactions.

Non-GAAP Financial Measures

To supplement our financial statements presented on a U.S. GAAP basis, we present non-GAAP gross profit, non-GAAP gross margin, non-GAAP total operating expenses, and non-GAAP loss from operations, which are calculated by including shipping and handling costs for product sales within cost of goods sold instead of within selling, general, and administrative expenses. Management uses these non-GAAP measures to evaluate our operating performance in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business and our competitors. Management believes that presentation of these non-GAAP measures provides useful information to investors in assessing our operating performance within our industry and in order to allow comparability to the presentation of other companies in our industry where shipping and handling costs are included in cost of goods sold for products. Management also uses these non-GAAP measures as a factor in assessing our progress against the Restructuring Plan. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for, the financial information presented in accordance with U.S. GAAP.

Set forth below is a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP total operating expenses, and non-GAAP loss from operations to their most directly comparable GAAP financial measures.

Reconciliation of U.S. GAAP Financial Measures to Non-GAAP Financial Measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP gross profit	$19,138	$8,711	$36,064	$23,270
Shipping and handling costs	(1,623)	(1,868)	(3,451)	(3,649)
Non-GAAP gross profit	$17,515	$6,843	$32,613	$19,621

GAAP revenue	$31,029	$23,500	$59,485	$53,052
GAAP gross margin (gross profit as % of revenue)	61.7%	37.1%	60.6%	43.9%
Non-GAAP gross margin (non-GAAP gross profit as % of revenue)	56.4%	29.1%	54.8%	37.0%

GAAP total operating expenses	$28,699	$33,670	$55,045	$66,416
Shipping and handling costs	(1,623)	(1,868)	(3,451)	(3,649)
Non-GAAP total operating expenses	$27,076	$31,802	$51,594	$62,767

GAAP loss from operations	$(9,561)	$(24,959)	$(18,981)	$(43,146)
Non-GAAP loss from operations	$(9,561)	$(24,959)	$(18,981)	$(43,146)

Recent Accounting Pronouncements

Refer to Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2023, there have been no material changes to the market risk information from those described in the section titled “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K.

Item 4. Controls and Procedures

As previously disclosed in the section titled “Part II, Item 9A. Controls and Procedures” in our Annual Report on Form 10-K, management concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2022, due to certain deficiencies that constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has been actively engaged in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, see the section titled “Part II, Item 9A. Controls and Procedures” in our Annual Report on Form 10-K, as may be updated by Part I. Item 4. “Controls and Procedures” of our subsequently filed Quarterly Reports on Form 10-Q. For updates on management’s remediation plan as of June 30, 2023, see the section titled “Management’s Implementation of Remediation Plan” below.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Because we commenced implementing efforts to remediate the material weaknesses in our internal control over financial reporting in March 2023 and we have not had a sufficient period of time to test the operating effectiveness of our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2023.

Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Management’s Implementation of Remediation Plan

Management, with oversight from the Audit Committee of our Board of Directors, previously commenced implementing changes to our internal control over financial reporting in order to remediate the control deficiencies that resulted in the material weaknesses as previously disclosed in our Annual Report on Form 10-K. As of June 30, 2023, we are on track with the remediation plan disclosed therein. Our ongoing efforts for remediation include, but are not limited to, the following:

●	we have hired a Corporate Controller and are actively continuing to hire additional personnel with public company experience who have the appropriate level of expertise in the respective areas of accounting, SEC financial reporting, and associated internal controls commensurate with the type, volume, and complexity of our accounting operations and reporting requirements;
●	we have engaged accounting advisory consultants to provide additional depth and breadth in our period end closes, technical accounting, financial reporting capabilities, and internal controls compliance and will continue to utilize such consultants until we have filled vacancies with qualified personnel, with a sufficient period of overlap to ensure successful transition of responsibilities;
●	we engaged a third-party service provider who has performed an assessment of our internal control design and operation and provided us recommendations to enhance the effectiveness of such controls;
●	we have engaged a third-party consultant who assessed our current enterprise resource planning system and identified opportunities to enhance our use of the system through automating certain controls and processes, for which development of system enhancements are actively underway; and
●	we have engaged an accounting advisory consultant to conduct additional trainings on a regular basis related to internal control over financial reporting with our team members including, but not limited to, finance and accounting personnel, which trainings commenced in the first quarter of 2023 and will continue throughout fiscal year 2023.

We will continue our efforts through fiscal year 2023 to remediate the material weaknesses described in our Annual Report on Form 10-K and expect to implement all necessary recommendations during fiscal year 2023. We are actively executing the remediation plan and are focused on implementing those recommendations deemed as high priority. We believe that the implementation of the above steps, will allow us to address the deficient controls within our internal control environment, which will facilitate the remediation of the material weaknesses.

Given that many of the remediation efforts described above were recently implemented, we will not be able to consider the material weaknesses remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that our controls are operating effectively. We, along with our Audit Committee, will continue to monitor and evaluate the effectiveness of these remedial actions and take further actions as we deem appropriate.

Changes in Internal Control over Financial Reporting

Other than the changes outlined above to remediate the material weaknesses, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings and threats of litigation consisting of intellectual property, contractual, employment, and other matters. While the outcome of any such actions or proceedings cannot be predicted with certainty, as of June 30, 2023, we were not party to any legal proceedings, the outcome of which would be expected to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition, results of operations, or the price of our common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in the section titled “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 6, 2023 (the “Annual Report on Form 10-K”). Those risk factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may adversely affect our business, financial condition, and results of operations.

As of the date of this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendments to Bylaws

On August 4, 2023, our Board of Directors approved and adopted amended and restated bylaws (the “Restated Bylaws”), which became effective the same day. The amendments effected by the Restated Bylaws:

●	Address matters relating to Rule 14a-19 under the Securities Exchange Act of 1934 as amended, including (i) requiring that we disregard any proxies or votes for a stockholder’s proposed nominees if, after such stockholder provides notice pursuant to Rule 14a-19(b), such stockholder subsequently fails to comply with the requirements of Rule 14a-19(a)(2) or (3); and (ii) adding an obligation for any stockholder that provides notice pursuant to Rule 14a-19(b) to deliver to us, no later than five business days prior to the applicable meeting date, reasonable evidence that the requirements of Rule 14a-19(a)(3) have been satisfied; and

●	Modify the provisions relating to adjournment procedures for stockholder meetings to reflect recent amendments to the Delaware General Corporation Law.

The foregoing description of the Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Restated Bylaws filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

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

QUANTERIX CORPORATION

Dated: August 8, 2023	By:	/s/ Masoud Toloue
Masoud Toloue
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2023	By:	/s/ Michael A. Doyle
Michael A. Doyle
Chief Financial Officer
(principal financial officer and principal accounting officer)