Form 10-Q
period 2024-06-30
Quanterix Corp
filed 2024-08-08
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission File Number: 001-38319
_________________________________________________________________
QUANTERIX CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware	20-8957988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

900 Middlesex Turnpike
Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)
(617) 301-9400
(Registrant’s telephone number, including area code)
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No
As of August 2, 2024, the registrant had 38,379,033 shares of common stock outstanding.

QUANTERIX CORPORATION

Unless the context otherwise requires, the terms “Quanterix,” “the Company,” “we,” “it,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance, and are subject to a number of risks, uncertainties, and assumptions, including those further described elsewhere in this Quarterly Report on Form 10-Q, in the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024, in the section titled “Part II, Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Readers should read this Quarterly Report on Form 10-Q, and any documents referenced herein that we have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
Service Marks, Trademarks, and Trade Names
“Quanterix,” “Simoa,” “Simoa HD-X,” “Simoa HD-1,” “SR-X,” “SP-X,” “HD-X,” “LucentAD,” “Lucent Diagnostics,” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ service marks, trademarks, or trade names to imply a relationship with, or endorsement or sponsorship of us, by these other companies.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$47,002	$174,422
Marketable securities	249,853	146,902
Accounts receivable, net of allowance for expected credit losses	31,784	25,414
Inventory	28,363	22,365
Prepaid expenses and other current assets	8,724	9,291
Total current assets	365,726	378,394
Restricted cash	2,607	2,604
Property and equipment, net	18,205	17,926
Intangible assets, net	4,981	6,034
Operating lease right-of-use assets	17,399	18,251
Other non-current assets	2,370	1,802
Total assets	$411,288	$425,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,273	$5,048
Accrued compensation and benefits	9,044	13,659
Accrued expenses and other current liabilities	6,577	6,041
Deferred revenue	10,121	9,468
Operating lease liabilities	4,524	4,241
Total current liabilities	37,539	38,457
Deferred revenue, net of current portion	928	1,227
Operating lease liabilities, net of current portion	35,052	37,223
Other non-current liabilities	1,017	1,177
Total liabilities	74,536	78,084
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: $0.001 par value per share; Authorized: 120,000 shares; Issued and outstanding: 38,398 and 38,014 shares at June 30, 2024 and December 31, 2023, respectively	38	38
Additional paid-in capital	793,906	783,142
Accumulated other comprehensive loss	(3,151)	(1,757)
Accumulated deficit	(454,041)	(434,496)
Total stockholders’ equity	336,752	346,927
Total liabilities and stockholders’ equity	$411,288	$425,011
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenue	$19,887	$19,692	$39,557	$38,979
Service and other revenue	13,511	10,552	25,478	19,131
Collaboration and license revenue	729	629	884	997
Grant revenue	254	156	528	378
Total revenues	34,381	31,029	66,447	59,485
Costs of goods sold and services:
Cost of product revenue	8,851	7,236	15,996	14,269
Cost of service and other revenue	5,472	4,655	10,767	9,152
Total costs of goods sold and services	14,323	11,891	26,763	23,421
Gross profit	20,058	19,138	39,684	36,064
Operating expenses:
Research and development	8,104	5,946	14,779	10,666
Selling, general and administrative	24,135	21,591	50,128	42,441
Other lease costs	927	1,162	1,851	1,938
Total operating expenses	33,166	28,699	66,758	55,045
Loss from operations	(13,108)	(9,561)	(27,074)	(18,981)
Interest income	3,681	3,886	7,629	7,335
Other income (expense), net	(9)	(154)	197	(146)
Loss before income taxes	(9,436)	(5,829)	(19,248)	(11,792)
Income tax expense	(37)	(235)	(297)	(375)
Net loss	$(9,473)	$(6,064)	$(19,545)	$(12,167)

Net loss per common share, basic and diluted	$(0.25)	$(0.16)	$(0.51)	$(0.33)

Weighted-average common shares outstanding, basic and diluted	38,338	37,494	38,232	37,411
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(9,473)	$(6,064)	$(19,545)	$(12,167)
Other comprehensive loss, net of tax:
Unrealized losses on marketable securities	(175)	—	(782)	—
Foreign currency translation	62	(244)	(612)	(202)
Total other comprehensive loss	(113)	(244)	(1,394)	(202)
Comprehensive loss	$(9,586)	$(6,308)	$(20,939)	$(12,369)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Three and Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	38,014	$38	$783,142	$(1,757)	$(434,496)	$346,927
Issuance of common stock under stock plans, net of tax effects and payments	274	—	599	—	—	599
Stock-based compensation expense	—	—	5,265	—	—	5,265
Unrealized loss on marketable securities, net of tax	—	—	—	(607)	—	(607)
Foreign currency translation	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	(10,072)	(10,072)
Balance at March 31, 2024	38,288	38	789,006	(3,038)	(444,568)	341,438
Issuance of common stock under stock plans, net of tax effects and payments	110	—	(328)	—	—	(328)
Stock-based compensation expense	—	—	5,228	—	—	5,228
Unrealized loss on marketable securities, net of tax	—	—	—	(175)	—	(175)
Foreign currency translation	—	—	—	62	—	62
Net loss	—	—	—	—	(9,473)	(9,473)
Balance at June 30, 2024	38,398	$38	$793,906	$(3,151)	$(454,041)	$336,752

	Three and Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Issuance of common stock under stock plans, net of tax effects and payments	144	—	551	—	—	551
Stock-based compensation expense	—	—	3,902	—	—	3,902
Foreign currency translation	—	—	—	42	—	42
Net loss	—	—	—	—	(6,103)	(6,103)
Balance at March 31, 2023	37,424	37	768,141	(2,581)	(408,265)	357,332
Issuance of common stock under stock plans, net of tax effects and payments	142	—	139	—	—	139
Stock-based compensation expense	—	—	4,193	—	—	4,193
Foreign currency translation	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(6,064)	(6,064)
Balance at June 30, 2023	37,566	$37	$772,473	$(2,825)	$(414,329)	$355,356
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,545)	$(12,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,124	2,845
Credit losses on accounts receivable	676	324
Accretion of marketable securities	(3,619)	—
Operating lease right-of-use asset amortization	840	1,002
Stock-based compensation expense	10,493	8,095
Other operating activity	(13)	548
Changes in assets and liabilities:
Accounts receivable	(7,242)	(5,750)
Inventory	(6,011)	(1,181)
Prepaid expenses and other current assets	597	(527)
Other non-current assets	(596)	(965)
Accounts payable	2,054	(631)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(4,390)	(1,326)
Deferred revenue	354	1,666
Operating lease liabilities	(1,876)	(730)
Other non-current liabilities	39	(72)
Net cash used in operating activities	(25,115)	(8,869)
Cash flows from investing activities:
Purchases of marketable securities	(189,344)	—
Proceeds from maturities of marketable securities	89,229	—
Purchases of property and equipment	(2,105)	(784)
Net cash used in investing activities	(102,220)	(784)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,421	777
Payments for employee taxes withheld on stock-based compensation awards	(2,150)	(87)
Net cash provided by financing activities	271	690
Net decrease in cash, cash equivalents, and restricted cash	(127,064)	(8,963)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(353)	(163)
Cash, cash equivalents, and restricted cash at beginning of period	177,026	341,337
Cash, cash equivalents, and restricted cash at end of period	$49,609	$332,211

Supplemental disclosure of cash flow information:
Cash paid for taxes	$514	$502
Shares received as consideration under product sales agreement	$—	$1,000
Purchases of property and equipment in accounts payable and accrued expenses	$962	$—
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
The Company also provides contract research services for customers and Laboratory Developed Test (“LDT”) services through its Clinical Laboratory Improvement Amendments of 1988 ("CLIA") certified Accelerator Laboratory (the “Accelerator Laboratory”). The Accelerator Laboratory provides customers with access to its Simoa technology and its Lucent Diagnostics clinical testing services (launched in July 2023) and supports multiple projects and services, including sample testing, homebrew assay development, custom assay development, and blood-based biomarker testing.
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
In the opinion of management, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 may not be indicative of the results for the full year ended December 31, 2024, or any other period.
The Company’s fiscal year is the 12-month period from January 1 through December 31, and all references to “2024,” “2023,” and the like refer to the fiscal year unless otherwise noted.
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
In accordance with Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company assesses the terms of non-marketable equity investments in entities to determine if any meet the definition of a variable interest entity (“VIE”) and require consolidation into its Consolidated Financial Statements. Refer to Note 14 - Variable Interest Entities for further discussion.
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
Foreign currency transaction gains (losses) are included in other income (expense), net on the Consolidated Statements of Operations and were not material for the three months ended June 30, 2024 and 2023. Foreign currency transaction losses were $0.3 million for the six months ended June 30, 2024 and were not material for the six months ended June 30, 2023.
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of June 30,
	2024	2023
Cash and cash equivalents	$47,002	$329,525
Restricted cash	2,607	2,686
Cash, cash equivalents, and restricted cash	$49,609	$332,211
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
Note 3. Revenue and Related Matters
Revenue from Contracts with Customers
The Company’s customers primarily consist of entities engaged in life sciences research that pursue the discovery and development of new drugs for a variety of neurologic, oncologic, cardiovascular, and infectious diseases, and other protein biomarkers associated with diseases. The Company’s customer base includes pharmaceutical, biotechnology, contract research organizations, academic, and government institutions.
Disaggregated Revenue
The following table disaggregates the Company’s revenue from contracts with customers by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$1,580	$557	$329	$2,466	$1,042	$971	$1,473	$3,486
Consumable and other products	10,498	5,096	1,827	17,421	9,811	4,547	1,848	16,206
Total	$12,078	$5,653	$2,156	$19,887	$10,853	$5,518	$3,321	$19,692

Service revenue:
Service-type warranties	$1,611	$902	$200	$2,713	$1,559	$753	$153	$2,465
Research services	7,775	2,183	170	10,128	6,321	711	453	7,485
Other services	429	240	1	670	372	219	11	602
Total	$9,815	$3,325	$371	$13,511	$8,252	$1,683	$617	$10,552

Collaboration and license revenue:
Total	$729	$—	$—	$729	$629	$—	$—	$629

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$1,988	$1,826	$1,198	$5,012	$3,186	$2,962	$2,597	$8,745
Consumable and other products	20,740	9,137	4,668	34,545	17,268	9,556	3,410	30,234
Total	$22,728	$10,963	$5,866	$39,557	$20,454	$12,518	$6,007	$38,979

Service revenue:
Service-type warranties	$3,248	$1,754	$394	$5,396	$3,116	$1,459	$288	$4,863
Research services	13,537	4,985	297	18,819	11,510	945	568	13,023
Other services	747	488	28	1,263	754	476	15	1,245
Total	$17,532	$7,227	$719	$25,478	$15,380	$2,880	$871	$19,131

Collaboration and license revenue:
Total	$796	$88	$—	$884	$997	$—	$—	$997
For the three and six months ended June 30, 2024, no customer accounted for more than 10% of the Company’s total revenues and for the three and six months ended June 30, 2023, one customer accounted for more than 10% of the Company’s total revenues. At June 30, 2024 and December 31, 2023, one customer accounted for more than 10% of the Company’s gross accounts receivable.
Product Revenue
UltraDx
On May 26, 2022, the Company and UltraDx Limited (“UltraDx”), a company formed by ARCH Venture Partners (“ARCH”), entered into an agreement (the “UltraDx Agreement"). Under the UltraDx Agreement, the Company agreed to supply UltraDx with HD-X instruments (both fully assembled and disassembled), assays and assay components, and granted a co-exclusive license to manufacture, seek Chinese regulatory approval of (including performance of any necessary research and development activities), and commercialize HD-X instruments assembled in China and related assays in the Chinese neurological in vitro diagnostic market. Refer to Note 13 - Related Party Transactions for a discussion of the related party relationships between Quanterix and these entities.

The consideration due to the Company included cash proceeds and contingent, non-cash consideration in the form of ordinary shares of UltraDx with a deemed fair value of $1.0 million. The issuance of the ordinary shares was contingent on UltraDx completing a preferred share financing under the terms and conditions in the UltraDx Agreement. Given the uncertainty of the completion of a preferred share financing, the Company concluded that the non-cash consideration related to the ordinary shares was variable consideration that was fully constrained at contract inception.

In the second quarter of 2023, UltraDx completed a qualified preferred share financing and issued to the Company one million ordinary shares. Refer to Note 6 - Fair Value of Financial Instruments for the Company’s fair value disclosures related to the ordinary shares received and Note 14 - Variable Interest Entities for the Company's evaluation of its investments in other entities under the VIE guidance.

During the three and six months ended June 30, 2024, revenue recognized from the UltraDx Agreement was not material and $1.1 million, respectively. During both the three and six months ended June 30, 2023, the Company recognized $1.4 million of revenue, which includes the one-time revenue from the receipt of the ordinary shares.

Service Revenue
Eli Lilly and Company Service Revenue Agreements
On February 25, 2022, the Company entered into a Master Collaboration Agreement with Eli Lilly and Company (“Lilly”) establishing a framework for future projects focused on the development of Simoa immunoassays (the “Lilly Collaboration Agreement”). The Company also entered into an initial statement of work (the "SOW") under the Lilly Collaboration Agreement to perform assay research and development services within the field of Alzheimer’s disease ("AD"). Under the SOW, the Company receives $1.5 million per calendar quarter, which began in the first quarter of 2022. The initial SOW automatically renews on a quarterly basis until Lilly provides a termination notice in accordance with the terms of the Lilly Collaboration Agreement.
During the second quarter of 2024, Lilly launched its CertuitAD test. As a result, on May 14, 2024, Lilly provided notice to terminate the SOW, effective August 22, 2024. Under the terms of the SOW, the Company received a quarterly payment of $1.5 million during the second quarter of 2024 and will receive a final quarterly payment of $1.5 million in the third quarter of 2024. The Lilly Collaboration Agreement remains in effect and the Company continues to provide products and services to Lilly under other contractual arrangements.
Concurrent with the execution of the Lilly Collaboration Agreement, the Company entered into a Technology License Agreement (the “Lilly License”) under which Lilly granted a non-exclusive license to Lilly’s proprietary p-Tau 217 antibody technology for use by the Company in research use only products, services, and future in vitro diagnostics (“IVD”) applications within the field of Alzheimer’s disease. In consideration of the Lilly License, the Company paid an upfront fee, is required to make milestone payments based on the achievement of predetermined regulatory and commercial events, and will pay royalties on net sales of licensed products.
The Company recognized revenue from the Lilly Collaboration Agreement of $1.5 million and $3.0 million during the three and six months ended June 30, 2024 and 2023, respectively.
Contract Assets
There were no contract assets as of June 30, 2024 or December 31, 2023.
Deferred Revenue
During the six months ended June 30, 2024 and 2023, the Company recognized $4.9 million of revenue in each of the respective periods related to its deferred revenue balance at January 1 of each such period.
Remaining Performance Obligations
As of June 30, 2024, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $11.0 million. Of this amount, $10.1 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. The $11.0 million primarily consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.
Costs to Obtain a Contract
Changes in costs to obtain a contract were as follows (in thousands):

	2024	2023
Balance at December 31 of prior year	$289	$377
Capitalization of costs to obtain a contract	174	335
Recognition of costs to obtain a contract	(183)	(333)
Balance at June 30	$280	$379
The Company evaluates potential impairment of these amounts at each balance sheet date, and no related impairments were recorded during the six months ended June 30, 2024 and 2023.

Grant Revenue
All of the Company's grant revenue is generated within North America.
NIH Grant
On September 21, 2022, the Company and the National Institutes of Health (the “NIH”), an agency of the U.S. Department of Health and Human Services, entered into a contract (the “NIH Grant”) with a total award value of $1.7 million. The NIH granted the Company funding in support of the development of certain point-of-care diagnostic technologies through collaborative efforts. Grant funding is to be used solely for activities related to the point-of-care diagnostic device development project and the contract period runs through August 2025. Receipt of the award value occurs throughout the term of the contract period and after the Company submits for reimbursement of activities related to the grant. As of June 30, 2024, the Company had received $0.8 million of the total award value.
During the three and six months ended June 30, 2024, grant revenue recognized and research and development expenses incurred were not material and $0.4 million, respectively. During the three and six months ended June 30, 2023, grant revenue recognized and research and development expenses incurred were not material.
ADDF Grant
On March 24, 2022, the Company and the Alzheimer’s Drug Discovery Foundation (the “ADDF”) entered into a contract (the “ADDF Grant”) with a total funding value of $2.3 million. The ADDF is a charitable venture philanthropy entity that granted the Company funding in support of certain activities for the development of an IVD test for early detection of AD. The ADDF Grant restricts the Company’s use of the granted funds solely for activities related to the Company’s Alzheimer’s diagnostic test development project and the contract period runs through December 2024. Receipt of the contract funding was subject to achievement of pre-defined milestones, and as of December 31, 2023, the Company had received the total funding value of $2.3 million.
During the three and six months ended June 30, 2024 and 2023 grant revenue recognized and research and development expenses incurred were not material. As of June 30, 2024, the Company had $0.9 million of deferred revenue related to the ADDF Grant.
Note 4. Allowance for Credit Losses
The change in the allowance for expected credit losses on accounts receivable is summarized as follows (in thousands):

	2024	2023
Balance at December 31 of prior year	$454	$118
Provision for expected credit losses	676	516
Write-offs and recoveries collected	(118)	(192)
Balance at June 30	$1,012	$442

Note 5. Marketable Securities
The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities by major security type were as follows (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$30,297	$—	$(31)	$30,266
U.S. Treasuries	61,418	—	(29)	61,389
U.S. Government agency bonds	78,455	1	(179)	78,277
Corporate bonds	87,908	14	(234)	87,688
Total marketable securities	$258,078	$15	$(473)	$257,620

Marketable securities are recorded in the following Consolidated Balance Sheets captions:
Cash and cash equivalents				$7,767
Marketable securities				249,853
Total marketable securities				$257,620

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$53,482	$23	$(12)	$53,493
U.S. Treasuries	4,896	1	—	4,897
U.S. Government agency bonds	28,366	39	(7)	28,398
Corporate bonds	66,726	289	(8)	67,007
Total marketable securities	$153,470	$352	$(27)	$153,795

Marketable securities are recorded in the following Consolidated Balance Sheets captions:
Cash and cash equivalents				$6,893
Marketable securities				146,902
Total marketable securities				$153,795
The following tables show the fair value and gross unrealized losses of the Company’s available-for-sale securities, with unrealized losses that are not deemed to be other-than-temporary aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months
As of June 30, 2024	Fair Value	Unrealized Losses
Commercial paper	$30,266	$(31)
U.S. Treasuries	61,389	(29)
U.S. Government agency bonds	74,306	(179)
Corporate bonds	79,529	(234)
Total	$245,490	$(473)

	Less Than 12 Months
As of December 31, 2023	Fair Value	Unrealized Losses
Commercial paper	$32,137	$(12)
U.S. Government agency bonds	15,861	(7)
Corporate bonds	8,367	(8)
Total	$56,365	$(27)

The Company did not have any individual securities in a continuous loss position for greater than 12 months, and there were no individual securities that were in a significant unrealized loss position as of June 30, 2024. For marketable securities in an unrealized loss position, the Company does not intend to sell them, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related. Accordingly, the Company has not recorded any impairment losses or a credit loss allowance.
The Company did not sell any marketable securities or record any realized gains or losses for the six months ended June 30, 2024. At June 30, 2024 and December 31, 2023, the Company had $1.5 million and $1.0 million, respectively, of accrued interest receivable on its marketable securities.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$213,631	$213,306	$95,188	$95,232
Due in one to two years	44,447	44,314	58,282	58,563
Total	$258,078	$257,620	$153,470	$153,795
Note 6. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2024	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$23,991	$23,991	$—	$—
Commercial paper	1,994	—	1,994	—
U.S. Treasuries	5,773	—	5,773	—
Total cash equivalents	31,758	23,991	7,767	—
Marketable securities:
Commercial paper	28,271	—	28,271	—
U.S. Treasuries	55,616	—	55,616	—
U.S. Government agency bonds	78,277	—	78,277	—
Corporate bonds	87,689	—	87,689	—
Total marketable securities	249,853	—	249,853	—
Total financial assets	$281,611	$23,991	$257,620	$—

As of December 31, 2023	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$155,367	$155,367	$—	$—
Commercial paper	1,996	—	1,996	—
U.S. Treasuries	4,897	—	4,897	—
Total cash equivalents	162,260	155,367	6,893	—
Marketable securities:
Commercial paper	51,498	—	51,498	—
U.S. Government agency bonds	28,398	—	28,398	—
Corporate bonds	67,006	—	67,006	—
Total marketable securities	146,902	—	146,902	—
Total financial assets	$309,162	$155,367	$153,795	$—
(1)Included in cash and cash equivalents on the Consolidated Balance Sheets.
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
Nonrecurring Fair Value Measurements
In the second quarter of 2023, the Company received 1 million ordinary shares of UltraDx under the UltraDx Agreement (refer to Note 3 - Revenue and Related Matters). As UltraDx is a privately held entity, there is minimal market activity or other financial information available to determine the fair value of UltraDx’s shares and therefore this investment is considered a Level 3 financial asset.
Pursuant to ASC 321 – Investments – Equity Securities, the Company uses the measurement alternative for equity investments without readily determinable fair values and recognizes its equity investment in UltraDx at cost, less any impairment, and adjusted for any observable price changes in orderly transactions. The ordinary shares received were valued at $1.0 million upon receipt, primarily using the third-party purchase price of similar interests issued during UltraDx’s financing that closed in the second quarter of 2023. Changes in the inputs and assumptions used would have resulted in a higher or lower fair value measurement.
The Company’s non-marketable equity investment in UltraDx contains certain restrictions related to the sale or transfer of the securities. The restrictions are in place indefinitely and cannot lapse. No adjustment to the fair value was required as a result of adopting ASU 2022-03 on January 1, 2024.
During the three and six months ended June 30, 2024 and 2023, the Company did not record any fair value adjustments to its non-marketable equity investment, and to date, the cumulative fair value adjustments have not been material. As of June 30, 2024 and December 31, 2023, the carrying value of the non-marketable equity investment was $0.8 million, and is recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 14 - Variable Interest Entities for the Company's evaluation of its investments in other entities under the VIE guidance.
Other Fair Value Disclosures
During the three months ended June 30, 2024 and 2023, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets.

Note 7. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$7,649	$5,114
Work in process	7,083	4,466
Finished goods	13,631	12,785
Total inventory	$28,363	$22,365
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued professional services	$1,790	$1,596
Accrued royalties	1,387	1,689
Accrued tax liabilities	768	808
Other accrued expenses	2,632	1,948
Total accrued expenses and other current liabilities	$6,577	$6,041
Note 9. Stock-Based Compensation
Stock Options
Stock option activity for the six months ended June 30, 2024 is presented below (in thousands, except per share and contractual life amounts):

	Number of options	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	2,774	$19.62	7.9	$26,941
Granted	1,315	22.12
Exercised	(138)	12.04
Forfeited/expired	(333)	21.53
Outstanding at June 30, 2024	3,618	$20.64	8.1	$2,177
Exercisable at June 30, 2024	1,305	$21.79	6.4	$1,292
Vested and expected to vest at June 30, 2024	3,618	$20.64	8.1	$2,177
Restricted Stock Units
Restricted stock unit (“RSU”) activity for the six months ended June 30, 2024 is presented below (in thousands, except per share amounts):

	Number of shares	Weighted-average grant date fair value per share
Unvested at December 31, 2023	1,328	$17.87
Granted	498	23.61
Vested	(311)	18.86
Forfeited	(157)	19.31
Unvested at June 30, 2024	1,358	$19.75

Employee Stock Purchase Plan (“ESPP”)
In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). The 2017 ESPP provides for six-month offering periods commencing and ending as follows: March 1 through August 31, and September 1 through February 28. During the six months ended June 30, 2024, employees purchased 36 thousand shares of the Company’s common stock pursuant to the 2017 ESPP.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of product revenue	$325	$200	$606	$387
Cost of service and other revenue	275	258	583	608
Research and development	525	405	1,068	775
Selling, general and administrative	4,103	3,330	8,236	6,325
Total stock-based compensation expense	$5,228	$4,193	$10,493	$8,095
As of June 30, 2024, there was $48.5 million of total unrecognized stock-based compensation expense related to unvested RSUs and stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.
Note 10. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(9,473)	$(6,064)	$(19,545)	$(12,167)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,338	37,494	38,232	37,411

Net loss per share, basic and diluted	$(0.25)	$(0.16)	$(0.51)	$(0.33)
As the Company was in a net loss position for all periods listed in the table below, the following common share equivalents (calculated on a weighted average basis) were excluded from the calculation of diluted net loss per share (in thousands) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	3,660	2,891	3,590	2,810
RSUs	1,410	1,607	1,332	1,557
Estimated ESPP purchases	18	13	15	15
Total dilutive shares	5,088	4,511	4,937	4,382

Note 11. Income Taxes
The Company’s effective tax rates were (0.4)% and (1.5)% for the three and six months ended June 30, 2024, and (4.0)% and (3.2)% for the three and six months ended June 30, 2023, respectively. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.
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
The total purchase commitment under the STRATEC Supply Agreement is $3.7 million, of which $2.7 million has been paid, and $1.0 million is due within one year from June 30, 2024.
During the three and six months ended June 30, 2024 STRATEC shipped 46 thousand and 81 thousand discs, respectively, and during the three and six months ended June 30, 2023 it shipped 46 thousand and 120 thousand discs, respectively, to the Company. The Company recorded cost of product revenue related to these shipments of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2023, respectively. During the remainder of 2024, STRATEC is required to ship 141 thousand discs to the Company.
Other Purchase Commitments
The Company’s other non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. As of June 30, 2024, the Company’s total purchase commitments under these agreements were $7.3 million, most of which the Company expects to incur by the end of 2025.
License Agreements
Harvard University
In August 2022, the Company and Harvard University (“Harvard”) entered into an exclusive license agreement (the “Harvard License Agreement”) for certain intellectual property owned by Harvard. Pursuant to the Harvard License Agreement, the Company paid an upfront fee of $0.6 million, which was recorded in research and development expenses on the Consolidated Statements of Operations. Under the Harvard License Agreement, the Company is required to pay Harvard low single-digit royalties on net sales of products and services using the licensed technology, as well as a portion of its applicable sublicense revenues. The Company incurred no royalty expense under the Harvard License Agreement for the three and six months ended June 30, 2024 and 2023.
Refer to Note 13 - Related Party Transactions for a discussion of a related party relationship with Harvard.

Tufts University
In June 2007, the Company and Tufts University (“Tufts”) entered into a license agreement (the “Tufts License Agreement”) for certain intellectual property owned by Tufts. The Tufts License Agreement, which was subsequently amended, is exclusive and sub-licensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is required to pay license and maintenance fees that are creditable against royalties, in addition to low single-digit royalties on direct sales and services, and a royalty on sublicense income. The Company incurred royalty expenses related to the Tufts License Agreement of $0.6 million and $1.1 million during the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2023, respectively, which were recorded in cost of product revenue on the Consolidated Statements of Operations.
Refer to Note 13 - Related Party Transactions for a discussion of a related party relationship with Tufts.
Legal Contingencies
The Company is subject to claims in the ordinary course of business; however, the Company is not currently a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect on its financial condition or results of operations.
Leases
The undiscounted future lease payments for non-cancelable operating leases were as follows (in thousands):

Maturity of lease liabilities	As of June 30, 2024
2024 (remainder)	$3,602
2025	7,296
2026	7,450
2027	7,684
2028	7,923
2029	8,143
Thereafter	7,613
Total lease payments	49,711
Less: imputed interest	10,135
Total operating lease liabilities	$39,576
The Company’s lease agreement for office and laboratory facilities in Bedford, Massachusetts included a tenant improvement allowance with the landlord that offset a portion of the Company’s construction costs. During the first quarter of 2023, the Company received the final tenant improvement allowance reimbursement of $0.9 million.
Note 13. Related Party Transactions
In June 2007, the Company entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 12 - Commitments and Contingencies). A member of the Company’s Board of Directors was previously affiliated with Tufts and continues to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts. At June 30, 2024 and December 31, 2023, open payable balances to Tufts were not material.

In August 2022, the Company entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 12 - Commitments and Contingencies). Harvard is required to pay a portion of the payments received from the Company under the Harvard License Agreement to a member of the Company’s Board of Directors. The same member of the Company’s Board of Directors is also affiliated with Mass General Brigham. Revenue recorded from sales of products and services to Harvard and Mass General Brigham was not material and $0.5 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2023, respectively. Cost of product revenue and operating expenses with Harvard and Mass General Brigham were not material for the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, open payables to and receivable balances from Harvard and Mass General Brigham were not material.
As discussed in Note 3 - Revenue and Related Matters, on May 26, 2022, the Company and UltraDx, a company formed by ARCH, entered into the UltraDx Agreement. At contract inception, the Company determined that UltraDx was a related party because a member of the Company’s Board of Directors was affiliated with ARCH and UltraDx. As of June 7, 2023, this individual no longer served as a member of the Company’s Board of Directors. Cost of goods sold were not material for the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023 open receivable balances from UltraDx were not material and there were no open payable balances to UltraDx.
Note 14. Variable Interest Entities
The Company enters into relationships with, or has investments in, other entities that may be VIEs. The Company assesses the criteria in ASC 810 – Consolidation to determine if any such entities meet the definition of a VIE and require consolidation into its financial statements. Based on the Company’s assessments, it does not have any controlling financial interests in any VIE, and therefore did not consolidate any VIE into its Consolidated Financial Statements during the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s investments in VIEs was $0.8 million, which was recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 6 - Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to the VIEs is limited to their carrying value and the Company does not have any future funding commitments to any VIE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in the section titled “Part I. Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Annual Report on Form 10-K”). Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth under the sections titled “Part II, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q or under the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K, as updated by Part II, Item 1A. Risk Factors in our subsequently filed Quarterly Reports on Form 10-Q. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us, “and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
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
Our instruments are designed to be used either with assays fully developed by us, including all antibodies and supplies required to run the assays, or with “homebrew” assay kits where we supply some of the components required for testing and the customer supplies the remaining required elements. Accordingly, our installed instruments generate a recurring revenue stream through the sale of these consumables. As the installed base of our Simoa instruments increases, we expect total consumables revenue to increase.
We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (our first Simoa instrument, launched in January 2014), collectively “HD Instruments”, that is designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X uses our bead-based technology, and assays run on the HD-X are fully automated. At June 30, 2024, approximately 83% of the HD Instrument installed base were HD-X instruments.
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
We have an extensive base of customers including pharmaceutical, biotechnology, contract research organizations, academic, and governmental research institutions. We sell our instruments, consumables, and services through a direct field sales force and support organizations in North America and Europe, and through our own sales force and distributors in additional countries, including Australia, Brazil, China, Czech Republic, India, Hong Kong, Israel, Japan, New Zealand, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, and the United Arab Emirates.
As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $296.9 million. Since our inception, we have incurred annual net losses. Our net losses were $9.5 million and $19.5 million for the three and six months ended June 30, 2024, respectively, and $6.1 million and $12.2 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $454.0 million and stockholders’ equity of $336.8 million.
We expect to incur significant expenses and operating losses at least through the next 24 months and we expect our expenses to increase substantially as we:
•expand our sales and marketing efforts to further commercialize our products;
•expand our research and development efforts to improve our existing, or to develop and launch, new assays and instruments. These expenses could be particularly significant if any of our products become subject to additional or more burdensome regulation by the U.S. Food and Drug Administration (the “FDA”);
•invest in Lucent Diagnostics, additional LDTs, and other diagnostics initiatives including entry into translational pharma and clinical diagnostic markets;
•seek Premarket Approval (“PMA”), de novo classification, or 510(k) clearance from the FDA for our existing products or new products, including new assays and instruments, if or when we decide to market products for use in the prevention, diagnosis, or treatment of a disease or other condition;
•hire additional personnel to support our growth and research and development;
•strategically acquire and integrate companies or technologies that may be complementary to our business;
•enter into collaboration arrangements, or in-license other products and technologies; and
•add or enhance operational, financial, and management information systems.
Recent Business Developments
In March 2024, our Lucent AD p-Tau 217 blood test was granted Breakthrough Device designation by the FDA. This designation is granted to products that have the potential to offer more effective diagnosis of life-threatening diseases with an unmet medical need. Proposed indications for this blood test include use of the test results in patients presenting with cognitive impairment who are being evaluated for Alzheimer’s disease risk to aid in diagnostic evaluation. The test is not intended as a stand-alone diagnostic test and test results will be interpreted in conjunction with other diagnostic tools to establish a final clinical diagnosis. This test has not been otherwise cleared or approved by the FDA and Breakthrough Device designation does not guarantee that the FDA review and approval process will be shortened or that an application will be approved. We do not expect material revenue from this test, or other Lucent Diagnostics tests, until 2025 or later, if at all.
During the fourth quarter of 2023, we substantially completed our six-quarter assay redevelopment program. The objective of this operational program was to improve our ability to manufacture and deliver high-quality assays at scale. Since then, and using the improved protocols resulting from the redevelopment program, we have launched our new Simoa Advantage PLUS assays and continue to transition existing assays to Advantage PLUS. The improved protocols leverage manufacturing efficiencies and reagent improvements to provide more consistent results and improved lot-to-lot consistency, which also enables production of larger lot sizes with extended shelf lives. Advantage PLUS assays began shipping to customers in the first quarter of 2024. We expect to continue to apply these improved protocols and manufacturing efficiencies to other existing assays, as well as assays that we may develop in the future.
Comparison of Results of Operations for Three Months Ended June 30, 2024 and 2023:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended June 30,				Increase (Decrease)
	2024	% of revenue	2023	% of revenue	Amount	%
Revenues:
Product revenue	$19,887	58%	$19,692	63%	$195	1%
Service and other revenue	13,511	39%	10,552	34%	2,959	28%
Collaboration and license revenue	729	2%	629	2%	100	16%
Grant revenue	254	1%	156	1%	98	63%
Total revenues	34,381	100%	31,029	100%	3,352	11%
Costs of goods sold and services:
Cost of product revenue	8,851	26%	7,236	23%	1,615	22%
Cost of service and other revenue	5,472	16%	4,655	15%	817	18%
Total costs of goods sold and services	14,323	42%	11,891	38%	2,432	20%
Gross profit	20,058	58%	19,138	62%	920	5%
Operating expenses:
Research and development	8,104	24%	5,946	19%	2,158	36%
Selling, general and administrative	24,135	70%	21,591	70%	2,544	12%
Other lease costs	927	3%	1,162	4%	(235)	(20)%
Total operating expenses	33,166	96%	28,699	92%	4,467	16%
Loss from operations	(13,108)	(38)%	(9,561)	(31)%	(3,547)	37%
Interest income	3,681	11%	3,886	13%	(205)	(5)%
Other income (expense), net	(9)	—%	(154)	—%	145	(94)%
Loss before income taxes	(9,436)	(27)%	(5,829)	(19)%	(3,607)	62%
Income tax expense	(37)	—%	(235)	(1)%	198	(84)%
Net loss	$(9,473)	(28)%	$(6,064)	(20)%	$(3,409)	56%
Revenues
Total revenues increased $3.4 million, or 11%, to $34.4 million for the three months ended June 30, 2024, compared to $31.0 million for the three months ended June 30, 2023.
Product revenue of $19.9 million for the three months ended June 30, 2024 consisted of instrument sales of $2.5 million and sales of consumables and other products of $17.4 million. This represented an increase of $0.2 million compared to product revenue of $19.7 million for the three months ended June 30, 2023. The increase in product revenue was primarily due to a $2.2 million increase from growth in consumables demand. This increase was partially offset by a decrease from the one-time receipt of ordinary shares in UltraDx in the second quarter of 2023 with a fair value of $1.0 million that was recognized as variable consideration revenue under the UltraDx Agreement (as a Level 3 financial asset, the fair value was determined primarily using the third-party purchase price of similar instruments issued by UltraDx), and a $1.2 million decrease in instrument sales due to reduced demand in what we believe is a constrained capital funding environment. Based on the constrained capital funding environment, we expect softness in instrument sales to continue for the remainder of 2024.
Service revenue was $13.5 million for the three months ended June 30, 2024, compared to $10.6 million for the three months ended June 30, 2023, an increase of $3.0 million, or 28%. This increase was primarily due to a $2.6 million increase in Accelerator Laboratory revenue driven by higher volumes of sample testing and assay development services, as well as higher selling prices. We expect to see continued growth in Accelerator Laboratory services through 2024.

Cost of Goods Sold and Services
Total cost of goods sold and services increased $2.4 million, or 20%, to $14.3 million for the three months ended June 30, 2024, compared to $11.9 million for the three months ended June 30, 2023.
Cost of product revenue increased $1.6 million, or 22%, to $8.9 million for the three months ended June 30, 2024, compared to $7.2 million for the three months ended June 30, 2023. This increase was primarily due to increases in overhead costs and increased consumables sales, and was partially offset by decreased costs due to lower instrument sales.
Cost of service and other revenue increased $0.8 million, or 18%, to $5.5 million for the three months ended June 30, 2024, compared to $4.7 million for the three months ended June 30, 2023. This increase was primarily due to the increase in Accelerator Laboratory services.
Research and Development
Research and development expense increased $2.2 million, or 36%, to $8.1 million for the three months ended June 30, 2024, compared to $5.9 million for the three months ended June 30, 2023. This increase was primarily due to a $1.1 million increase in compensation and benefits costs related to increased headcount and a $0.7 million increase in outside services and research lab supplies and equipment to enable product development. We expect research and development expense to continue to increase throughout 2024 and into 2025 due to continued investment in new instrument and assay development.
Selling, General and Administrative
Selling, general and administrative expense increased $2.5 million, or 12%, to $24.1 million for the three months ended June 30, 2024, compared to $21.6 million for the three months ended June 30, 2023. This increase was primarily due to a $1.7 million increase in compensation and benefits costs and a $0.7 million increase in stock-based compensation expense, both due to increased headcount. Included within selling, general, and administrative expense are $2.1 million and $1.6 million of shipping and handling costs for product sales for the three months ended June 30, 2024 and 2023, respectively.
Other Lease Costs
Other lease costs decreased $0.3 million, or 20% to $0.9 million for the three months ended June 30, 2024, compared to $1.2 million for the three months ended June 30, 2023. We are not using two leased office and laboratory facilities and are evaluating alternatives, including sub-leasing the facilities. Other lease costs include amortization of the related operating lease right-of-use assets and other leased facility operating expenses from periods after determining that the facilities would not be used.
Interest Income
Interest income decreased $0.2 million, or 5%, to $3.7 million for the three months ended June 30, 2024, as compared to $3.9 million for the three months ended June 30, 2023.
Other Income (Expense), Net
Other income (expense), net was less than ($0.1) million for the three months ended June 30, 2024, as compared to ($0.2) million for the three months ended June 30, 2023.
Income Tax Expense
Income tax expense was less than $0.1 million for the three months ended June 30, 2024, as compared to $0.2 million for the three months ended June 30, 2023.

Comparison of Results of Operations for Six Months Ended June 30, 2024 and 2023:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Six Months Ended June 30,				Increase (Decrease)
	2024	% of revenue	2023	% of revenue	Amount	%
Revenues:
Product revenue	$39,557	60%	$38,979	66%	$578	1%
Service and other revenue	25,478	38%	19,131	32%	6,347	33%
Collaboration and license revenue	884	1%	997	2%	(113)	(11)%
Grant revenue	528	1%	378	1%	150	40%
Total revenues	66,447	100%	59,485	100%	6,962	12%
Costs of goods sold and services:
Cost of product revenue	15,996	24%	14,269	24%	1,727	12%
Cost of service and other revenue	10,767	16%	9,152	15%	1,615	18%
Total costs of goods sold and services	26,763	40%	23,421	39%	3,342	14%
Gross profit	39,684	60%	36,064	61%	3,620	10%
Operating expenses:
Research and development	14,779	22%	10,666	18%	4,113	39%
Selling, general and administrative	50,128	75%	42,441	71%	7,687	18%
Other lease costs	1,851	3%	1,938	3%	(87)	(4)%
Total operating expenses	66,758	100%	55,045	93%	11,713	21%
Loss from operations	(27,074)	(41)%	(18,981)	(32)%	(8,093)	43%
Interest income	7,629	11%	7,335	12%	294	4%
Other income (expense), net	197	—%	(146)	—%	343	(235)%
Loss before income taxes	(19,248)	(29)%	(11,792)	(20)%	(7,456)	63%
Income tax expense	(297)	—%	(375)	(1)%	78	(21)%
Net loss	$(19,545)	(29)%	$(12,167)	(20)%	$(7,378)	61%
Revenues
Total revenues increased $7.0 million, or 12%, to $66.4 million for the six months ended June 30, 2024, compared to $59.5 million for the six months ended June 30, 2023.
Product revenue of $39.6 million for the six months ended June 30, 2024 consisted of instrument sales of $5.0 million and sales of consumables and other products of $34.6 million. This represented an increase of $0.6 million, or 1%, compared to product revenue of $39.0 million for the six months ended June 30, 2023. The increase in product revenue was primarily due to a $5.2 million increase in consumables from growth in both demand and selling prices. This increase was partially offset by a decrease from the one-time receipt of ordinary shares in UltraDx in the second quarter of 2023 with a fair value of $1.0 million that was recognized as variable consideration revenue under the UltraDx Agreement (as a Level 3 financial asset, the fair value was determined primarily using the third-party purchase price of similar instruments issued by UltraDx), and a $3.7 million decrease in instrument sales due to reduced demand in what we believe is a constrained capital funding environment. Based on the constrained capital funding environment, we expect softness in instrument sales to continue for the remainder of 2024.
Service revenue was $25.5 million for the six months ended June 30, 2024, compared to $19.1 million for the six months ended June 30, 2023, an increase of $6.3 million, or 33%. This increase was primarily due to a $5.8 million increase in Accelerator Laboratory revenue driven by higher volumes of sample testing and assay development services, as well as higher selling prices. We expect to see continued growth in Accelerator Laboratory services through 2024.

Cost of Goods Sold and Services
Total cost of goods sold and services increased $3.3 million, or 14%, to $26.8 million for the six months ended June 30, 2024, compared to $23.4 million for the six months ended June 30, 2023.
Cost of product revenue increased $1.7 million, or 12%, to $16.0 million for the six months ended June 30, 2024, compared to $14.3 million for the six months ended June 30, 2023. This increase was primarily due to increases in overhead costs and increased consumables sales, and was partially offset by decreased costs due to lower instrument sales.
Cost of service and other revenue increased $1.6 million, or 18%, to $10.8 million for the six months ended June 30, 2024, compared to $9.2 million for the six months ended June 30, 2023. This increase was primarily due to the increase in Accelerator Laboratory services and royalty payments.
Research and Development
Research and development expense increased $4.1 million, or 39%, to $14.8 million for the six months ended June 30, 2024, compared to $10.7 million for the six months ended June 30, 2023. This increase was primarily due to (1) a $1.8 million increase in compensation and benefits costs related to increased headcount, (2) a $1.0 million increase in costs of outside services and research lab supplies and equipment to enable product development, and (3) a $0.3 million increase in stock-based compensation expense due to increased headcount. We expect research and development expense to continue to increase throughout 2024 and into 2025 due to continued investment in new instrument and assay development.
Selling, General and Administrative
Selling, general and administrative expense increased $7.7 million, or 18%, to $50.1 million for the six months ended June 30, 2024, compared to $42.4 million for the six months ended June 30, 2023. This increase was primarily due to (1) a $4.8 million increase in compensation and benefits costs related to increased headcount, (2) a $1.9 million increase in stock-based compensation expense due to increased headcount, (3) a $0.9 million increase in software and technology expenses, and (4) a $0.8 million increase in distribution costs. Included within selling, general, and administrative expense are $4.2 million and $3.5 million of shipping and handling costs for product sales for the six months ended June 30, 2024 and 2023, respectively.
Other Lease Costs
Other lease costs decreased $0.1 million, or 4%, to $1.9 million for the six months ended June 30, 2024, compared to $1.9 million for the six months ended June 30, 2023. We are not using two leased office and laboratory facilities and are evaluating alternatives, including sub-leasing the facilities. Other lease costs include amortization of the related operating lease right-of-use assets and other leased facility operating expenses from periods after determining that the facilities would not be used.
Interest Income
Interest income increased $0.3 million, or 4%, to $7.6 million for the six months ended June 30, 2024, as compared to $7.3 million for the six months ended June 30, 2023.
Other Income (expense), Net
Other income (expense), net was $0.2 million for the six months ended June 30, 2024, as compared $(0.1) million for the six months ended June 30, 2023.
Income Tax Expense
Income tax expense was $0.3 million for the six months ended June 30, 2024, as compared to $0.4 million for the six months ended June 30, 2023.

Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of June 30, 2024, we had cash and cash equivalents of $47.0 million and $249.9 million of available for sale marketable securities. Historically we have also financed our operations through equity offerings and borrowings from credit facilities.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.
Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, and general corporate expenses. Our future capital requirements will depend on many factors, including, but not limited to, our pace of growth, expansion or introduction of instruments, assays, and services, including Lucent Diagnostics, and advancing access to our diagnostic tests, market acceptance of our products and services, regulatory requirements, regulatory approval of our products or services, and the effects of competition, technological developments, and broader market and economic trends.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(25,115)	$(8,869)
Net cash used in investing activities	(102,220)	(784)
Net cash provided by financing activities	271	690
Net decrease in cash, cash equivalents, and restricted cash	$(127,064)	$(8,963)
Net Cash Used in Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to develop new products and services, invest in process and product improvements, and increase our sales and marketing efforts. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business, and built our infrastructure. We expect negative cash flows from operating activities will continue in future periods.

Net cash used in operating activities was $25.1 million and $8.9 million for the six months ended June 30, 2024 and 2023, respectively. The $16.2 million increase in net cash used in operating activities was primarily driven by an overall increase in our net loss, adjusted for non-cash items including stock-based compensation, accretion of our marketable securities, and depreciation and amortization. The increase was further driven by changes in working capital items, primarily (1) an increase in accounts receivable from sales timing and revenue growth, (2) an increase in inventory as a result of completing the assay development program and manufacturing and stocking new assays, and (3) increases accounts payable and accrued compensation.
Net Cash Used in Investing Activities
Our primary investing activities consist of purchases of marketable securities. Additionally, we use funds towards capital expenditures for the purchase of property and equipment to support our expanding infrastructure and work force. We expect to continue to incur additional capital expenditures related to these efforts in future periods.
Net cash used in investing activities was $102.2 million during the six months ended June 30, 2024, which consisted of the purchase of $189.3 million of marketable securities and $2.1 million of purchases of property and equipment, offset by proceeds from maturities of marketable securities of $89.2 million.
Net cash used in investing activities was not material during the six months ended June 30, 2023.
Net Cash Provided by Financing Activities
Financing activities provided $0.3 million and $0.7 million of cash during six months ended June 30, 2024 and 2023, respectively, from the issuance of our common stock under our equity incentive plans.
Future Cash Obligations
As of June 30, 2024, there have been no material changes to our contractual obligations and commitments from those described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.
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

Set forth below is a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP total operating expenses, and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP gross profit	$20,058	$19,138	$39,684	$36,064
Shipping and handling costs	(2,075)	(1,623)	(4,217)	(3,451)
Non-GAAP gross profit	$17,983	$17,515	$35,467	$32,613

GAAP revenue	$34,381	$31,029	$66,447	$59,485
GAAP gross margin (gross profit as % of revenue)	58.3%	61.7%	59.7%	60.6%
Non-GAAP gross margin (non-GAAP gross profit as % of revenue)	52.3%	56.4%	53.4%	54.8%

GAAP total operating expenses	$33,166	$28,699	$66,758	$55,045
Shipping and handling costs	(2,075)	(1,623)	(4,217)	(3,451)
Non-GAAP total operating expenses	$31,091	$27,076	$62,541	$51,594

GAAP loss from operations	$(13,108)	$(9,561)	$(27,074)	$(18,981)
Non-GAAP loss from operations	$(13,108)	$(9,561)	$(27,074)	$(18,981)
Recent Accounting Pronouncements
Refer to Note 2 - Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on our Consolidated Financial Statements and related disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2024, there have been no material changes to the market risk information from those described in the section titled “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K.
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
Management has been actively engaged in the implementation of remediation efforts to address the material weaknesses, as well as other identified areas of risk. For a complete description of management’s remediation plan, refer to the section titled “Part II, Item 9A. Controls and Procedures” in our Annual Report on Form 10-K, as may be updated in the section titled “Part I. Item 4. Controls and Procedures” of our subsequently filed Quarterly Reports on Form 10-Q. For updates on management’s remediation plan as of June 30, 2024, refer to the section titled “Management’s Implementation of Remediation Plan” below.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Because our efforts to remediate the material weaknesses in our internal control over financial reporting are still underway and we have not had a sufficient period of time to test the operating effectiveness of our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024.
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
Management’s Implementation of Remediation Plan
Management, with oversight from the Audit Committee of our Board of Directors, previously commenced implementing changes to our internal control over financial reporting in order to remediate the control deficiencies that resulted in the Inventory Valuation MW and Property and Equipment MW disclosed in our Annual Report on Form 10-K. As of June 30, 2024, we believe that we are on track with the remediation plan disclosed therein. Our ongoing efforts for remediation include, but are not limited to, the following:
•we have engaged accounting advisory consultants to implement new software solutions to automate manual key inventory valuation processes and outputs, some of which we began to use in the second quarter of 2024;
•we continue to strengthen and document our existing controls and, starting in the first quarter of 2024, have implemented additional compensating controls and will continue to do so throughout the remainder of fiscal year 2024;
•we continue to execute controls that we worked to improve during fiscal year 2023 that did not have a sufficient period of time to demonstrate operating effectiveness as of December 31, 2023;
•we continue to evaluate, enhance, and add personnel in the finance organization with a focus on the requisite experience in the areas of accounting, SEC financial reporting, and associated internal controls. Additionally, for key additions or vacancies on our team, we have engaged accounting consultants to provide additional depth and breadth in our period end closes, financial reporting capabilities, and internal controls compliance until we have filled the positions with qualified personnel for a sufficient period of overlap to ensure successful transition of responsibilities;
•based on the recommendations provided by the third-party consulting firm we engaged to assess our remediation plan, we continue to enhance the effectiveness of the related controls; and
•we continue to provide trainings on a regular basis related to internal control over financial reporting for all control owners.
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

Changes in Internal Control over Financial Reporting
Other than the changes outlined above to remediate the material weaknesses, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings and threats of litigation consisting of intellectual property, contractual, employment, and other matters. While the outcome of any such actions or proceedings cannot be predicted with certainty, as of June 30, 2024, we were not party to any legal proceedings, the outcome of which would be expected to have a material adverse effect on our financial condition or results of operations. Regardless of any outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition, results of operations, or the price of our common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in the section titled “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 (the “Annual Report on Form 10-K”), as updated by the risk factors in the section titled “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 8, 2024 (the “Q1 Form 10-Q”). Those risk factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be not material also may adversely affect our business, financial condition, and results of operations.
As of the date of this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K and Q1 Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Amended and Restated Certificate of Incorporation.		8-K	12/15/2017	001-38319

3.2	Restated Bylaws.		10-Q	8/8/2023	001-38319

10.1#	Amendment, dated April 9, 2024, to the Amended and Restated Employment Agreement, dated April 25, 2022, between the Registrant and Dr. Masoud Toloue.		8-K	4/12/2024	001-38319

10.2#	Amendment, effective as of April 11, 2024, to the Employment Agreement, dated August 3, 2023, between the Registrant and Vandana Sriram.		8-K	4/12/2024	001-38319

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

#Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUANTERIX CORPORATION

Dated: August 8, 2024	By:	/s/ Masoud Toloue
Masoud Toloue
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2024	By:	/s/ Vandana Sriram
Vandana Sriram
Chief Financial Officer
(principal financial officer and principal accounting officer)