Form 10-K/A
period 2023-12-31
Quanterix Corp
filed 2024-12-26
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on The Nasdaq Global Market on such date, was approximately $796 million.
As of February 26, 2024, the registrant had 38,063,618 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2024 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

Overview

Quanterix Corporation ("it", "Quanterix," or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the "Amended Report") to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on February 29, 2024 (the "Original Report"), in order to reflect the effects of the restatement of the financial statements included therein (the "Restatement"). This Amended Report includes the Company’s restated audited Consolidated Financial Statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December, 31 2023, and restated unaudited Consolidated Financial Statements for the quarterly and year-to-date (as applicable) periods of 2022 and 2023 to correct an error related to its inventory valuation and to correct certain other unrelated errors.

In addition, the Company is separately filing amendments to its Quarterly Reports on Form 10-Q for the quarters ended March, 31, 2024 and June 30, 2024, originally filed with the SEC on May 8, 2024 and August 8, 2024, respectively (together with this Amended Report, the "Amended Filings"), which will include restated unaudited Consolidated Financial Statements for the quarterly and year-to-date (as applicable) periods of 2024 and 2023 covered by such reports.

Restatement Background

As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on November 12, 2024, in connection with its efforts to remediate a material weakness in its internal control over financial reporting relating to the operating effectiveness of internal controls associated with the accounting for inventory valuation, and while performing closing procedures for the third quarter of 2024, management identified an error related to the capitalization of labor and overhead costs in the Company's inventory balances in prior periods (the "Misstatement"). The error was not caused by any override of controls, misconduct, or fraud. The correction of the Misstatement impacts the previously reported amounts of inventory, cost of product revenue, net loss per common share, and all related financial statement subtotals and totals. In addition to correcting the Misstatement, the Amended Filings also reflect adjustments to correct unrelated errors to other financial statement line items identified by the Company in prior periods which include, but are not limited to, adjustments to property and equipment, accrued compensation and benefits, and operating expenses.

Refer to Note 1 - Restatement of Financial Statements and Note 21 - Quarterly Financial Data (Unaudited and Restated) in the Notes to Consolidated Financial Statements for more information related to the Restatement, including the impact on the Company’s Consolidated Financial Statements.

Internal Control Considerations

In the Original Report, management concluded that the Company had material weaknesses in its internal control over financial reporting related to the operating effectiveness of internal controls over the accounting for inventory valuation and the accounting for property and equipment, net. In connection with preparing this Amended Report, management has updated its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, as further described in Part II, Item 9A. "Controls and Procedures" of this Amended Report, and determined that the material weakness in the controls relating to the operating effectiveness over accounting for inventory valuation should reflect the additional internal control design deficiency associated with the Misstatement. There were no other changes to management's conclusion in the Original Report. As a result of its updated evaluation, the Company continued to conclude that its internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023.

Items Amended in this Amended Report

This Amended Report amends and restates the sections of the Original Report listed below, with modifications as necessary to reflect the Restatement. No attempt has been made in this Amended Report to update other disclosures in the Original Report, except as required to reflect the effects of such Restatement in the following amended items:

•Note Regarding Forward-Looking Statements
•Part I, Item 1A. Risk Factors
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk
•Part II, Item 8. Financial Statements and Supplementary Data
•Part II, Item 9A. Controls and Procedures
•Part IV, Item 15. Exhibits and Financial Statement Schedules

Except as described above, this Amended Report does not amend, update, or change any other disclosures in the Original Report. Among other things, except as related to the Restatement, forward looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward looking statements should be read in their historical context. As such, this Amended Report speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement, or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Original Report, including any other filings with the SEC.

This Amended Report also contains updated reports of Ernst & Young, LLP ("EY"), the Company's independent registered public accounting firm, on the consolidated financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, and an updated consent of EY.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) are filed herewith as Exhibits 31.1, 31.2 and 32.1 to this Amended Report pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

QUANTERIX CORPORATION
INDEX TO FORM 10-K/A
Note Regarding Forward-Looking Statements
i

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Amended Report refer to Quanterix Corporation and its consolidated subsidiaries.
Note Regarding Forward-Looking Statements
This Amended Report contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Amended Report are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the implementation of our business model and strategic plans for our business, products and services, especially following the restructuring and strategic realignment we commenced in the third quarter of 2022;
•the potential size of the markets and fields addressable by our Simoa technology platforms;
•the commercialization and adoption of our existing products and services and the success of our new product and service offerings;
•our estimates regarding expenses, future revenues, capital requirements, and our needs for additional financing;
•risks related to the Restatement of our Consolidated Financial Statements included in the Amended Filings, including risks of increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions, or investigation;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate existing material weaknesses in our internal control over financial reporting and the timing of any such remediation, as well as to reestablish effective disclosure controls and procedures at a reasonable assurance level;
•the ability of our Simoa technology’s sensitivity to improve existing diagnostics and to enable the development of new diagnostic tests and tools;
•the potential of our Simoa technology in the field of screening/diagnostic tests linked to therapeutic drugs and adoption by healthcare professionals;
•the impact of our Simoa technology on proteomic research;
•our ability to realize the intended benefits of our assay redevelopment program;
•our ability to retain and expand our customer base and achieve sufficient market acceptance of our products;
•the ability of our contract manufacturers to reliably and consistently manufacture and supply our Simoa instruments;
•the usefulness of the data generated by our Simoa technology in the life science research and diagnostics fields;
•our ability to successfully penetrate the diagnostics market; and
•our future financial performance.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those further described in the section titled “Part I, Item 1A, Risk Factors” and elsewhere in this Amended Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Amended Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Readers should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Amended Report to conform these statements to new information, actual results, or to changes in our expectations, except as required by law.
Readers should read this Amended Report and any documents referenced herein that we have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Amended Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
Service Marks, Trademarks, and Trade Names
“Quanterix,” “Simoa,” “Simoa HD-X,” “Simoa HD-1,” “SR-X,” “SP-X”, “HD-X”, “LucentAD,” “Lucent Diagnostics,” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this Amended Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies.
ii

PART I
ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Amended Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Refer to page ii of this Amended Report for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
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
•Failure to remediate material weaknesses in, or inherent limitations associated with, our internal control over financial reporting have resulted in, and in the future could result in, material misstatements in our financial statements.
•The Restatement of our financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.
•Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, which could cause the value of our common stock to fluctuate or decline significantly.
•We have incurred annual losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
•If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
•Sales of our assays for neurological indications have become increasingly important to our business, and any significant decrease in sales of such assays could have a material adverse effect on our business.
•We may not be successful in penetrating the diagnostics market.
•Because a significant portion of our revenue comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.
•Our long-term results depend upon our ability to improve existing products, develop or acquire new technology, and develop, introduce and market new products successfully.
•Defects or other quality issues in our products could lead to unforeseen costs, product recalls, adverse regulatory actions, negative publicity, and litigation, including product liability claims, any of which could cause customers to decide not to purchase our products, harm our reputation, and negatively affect our sales, operating results and financial condition.
•We generate a substantial portion of our revenue internationally and we expect this will continue in the future; as a result, our business is subject to various risks relating to our international activities, which could adversely affect our business, operating results and financial condition.
•We rely on a single contract manufacturer to manufacture and supply our Simoa HD-X instrument and rely on a different single contract manufacturer to manufacture and supply our Simoa SR-X. If either of these manufacturers should fail to perform, or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.
•We rely on a limited number of suppliers or, in some cases, one supplier, for some of our materials and components used in our consumable products and our SP-X instrument, and we may not be able to find replacements or immediately transition to alternative suppliers if any of these suppliers fail to perform, which could have a material adverse effect on our business, financial condition, results of operations and reputation.
•We face significant competition in the life sciences research and diagnostic markets.
•If the FDA determines that our products are subject to regulation as medical devices, if the FDA modifies its regulations to require that our LDTs are subject to regulation as devices, or if we seek to market our products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s) and may be required to cease or limit sales of our then-marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.
•If we do not comply with governmental regulations applicable to our CLIA-certified laboratory, we may not be able to continue our operations or continue offering our LDTs.
•Cybersecurity breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
•If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors may be reduced and our business may be harmed.
•If we or any of our partners are sued for infringing intellectual property rights of third parties, the resulting litigation would be costly and time-consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.
•Our stock price may fluctuate significantly.
Risks Related to Our Financial Condition and Financial Reporting Matters
Failure to remediate material weaknesses in, or inherent limitations associated with, internal control over financial reporting have resulted in, and in the future could result in, material misstatements in our financial statements.
In our Annual Report on Form 10-K for the year ended December 31, 2022, we identified four material weaknesses in our internal control over financial reporting relating to the operating effectiveness of our internal controls associated with: (i) the accounting for inventory, including excess and obsolescence reserves (the “Inventory MW”), (ii) the accounting for salaries and commissions expense (the “Compensation MW”), (iii) the financial statement close process, including financial reporting, share-based compensation and non-recurring transactions such as impairment of assets and accounting for leases (the “Financial Statement Close Process MW”), and (iv) the accounting for property and equipment, net (the “Property and Equipment MW”).
During 2023, we took a number of actions designed to improve our internal control over financial reporting to remediate these material weaknesses. Based on these efforts, and after demonstrating the operating effectiveness of the related internal controls for a sufficient period of time, our management concluded that the Financial Statement Close Process MW and Compensation MW were remediated as of December 31, 2023. However, management also concluded that control deficiencies did exist as of December 31, 2023, and that these control deficiencies constituted material weaknesses in our internal control over financial reporting. Specifically, management concluded that a portion of the Inventory MW related to the valuation of our inventory, including excess and obsolescence reserves (the “Inventory Valuation MW”) and the Property and Equipment MW continued to exist as of December 31, 2023. In connection with our continuing efforts to remediate the Inventory Valuation MW, and while performing closing procedures for the third quarter of 2024, management identified a control deficiency related to the Company's internal controls over capitalization of labor and overhead costs in the Company's inventory balances, which represented a design deficiency associated with the previously identified Inventory Valuation MW. The design deficiency resulted in an error in the Company's inventory balances in prior periods (the "Misstatement").
For the Property and Equipment MW, while the related internal controls were implemented and effective as of December 31, 2023, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2023. For a discussion of these material weaknesses and our efforts to remediate them, refer to Item 9A. "Controls and Procedures" within this Amended Report.
Our efforts to remediate outstanding material weaknesses, and to maintain effective internal control over financial reporting, are ongoing; however, there are inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. If after having remediated outstanding material weaknesses we are unable to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to regulatory scrutiny, civil, or criminal penalties or litigation. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations, may result in material misstatements in our financial statements, and may also restrict our future access to the capital markets.

During the year ended December 31, 2023, we incurred significant expense and dedicated significant internal resources to address the material weaknesses described above, and we expect that the continued execution of the plan to remediate the remaining material weaknesses will be costly and will distract management from other activities. There can be no assurance that we will conclude in the future that we have effectively remediated outstanding material weaknesses or that we will not identify any additional significant deficiencies or material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.
The Restatement of our financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.
We have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, the Restatement. The Restatement could also subject us to other risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions, or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity, and financial condition, or cause stockholders, investors, and customers to lose confidence in the accuracy and completeness of our financial reports, or cause the market price of our common stock to decline. Any such legal proceedings and regulatory inquiries, sanctions, or investigation, whether successful or not, could adversely affect our business, financial condition, and results of operations.

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
We have incurred annual losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability (As Restated).
We incurred net losses of $28.4 million, $99.6 million and $55.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $431.6 million. We cannot predict if or when we will achieve profitability or if or when we will be able to sustain profitability once achieved. We expect that our losses will continue at least through the next 24 months as we execute our strategy for our entry into translational pharma and clinical diagnostic markets. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Amended Report, the market acceptance of our products, competitive products, future product development and our market penetration and margins.
Our ability to use net operating losses to offset future income may be subject to certain limitations.
As of December 31, 2023, we had federal net operating loss (“NOLs”) carryforwards to offset future taxable income of approximately $308.8 million, which begin to expire in 2026. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We have already experienced ownership changes as defined under Section 382 of the Code. Depending on the timing of any future utilization of our NOLs, the amount that can be utilized each year may be limited as a result of such previous ownership changes. In addition, future changes in our stock ownership, including changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
We believe our Simoa technology has the capability to enable the development of a new category of less-invasive diagnostic tests that could replace current invasive, expensive, and inconvenient diagnostic methods. Accordingly, we have begun to expand into the diagnostics market. Transitioning from research use only to also serving the diagnostics market entails significant risks, including:
•significant investments in product development, scaling manufacturing processes, marketing and sales activities, regulatory compliance, reimbursement and billing activities and infrastructure to support the foregoing;
•navigating complex regulatory frameworks, including but not limited to FDA regulations and equivalent agencies internationally;
•competition from products that may offer superior performance, pricing, or convenience, and prevent us from penetrating target markets effectively; and
•challenges associated with obtaining adequate reimbursement from government healthcare programs and private insurers.
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
For the years ended December 31, 2023, 2022, and 2021, approximately 37%, 38% and 36%, respectively, of our total revenue was generated from customers located outside of North America. We believe that a substantial percentage of our future revenue will continue to come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
•difficulties and costs of staffing and managing foreign operations;
•required compliance with existing and changing U.S. or foreign regulatory requirements and laws;
•a shortage of high-quality salespeople and distributors;
•pricing pressure that we may experience internationally;
•difficulties in enforcing our intellectual property rights and in defending against third-party threats and intellectual property enforcement actions against us or any of our distributors, suppliers or collaborators;
•reduced or varied protection for intellectual property rights in some countries;
•required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, such as the GDPR, labor laws and anti-competition regulations;
•export or import restrictions and supply chain disruptions;
•laws and business practices favoring local companies;
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•foreign currency exchange rate fluctuations;
•the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;
•the impact of political and economic instability and conflict, which could lead to uncertainty and instability in global financial markets;
•scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;
•the imposition of new trade restrictions; and
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.
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
We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early-stage companies that design, manufacture and market systems and consumable supplies. Many of our current competitors have competitive advantages over us, including:
•greater name and brand recognition;
•substantially greater financial and human resources;
•broader product lines;
•larger sales forces and more established distributor networks;
•more substantial intellectual property portfolios;
•larger and more established customer bases and relationships; and
•better established, larger scale and lower cost manufacturing capabilities.
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
We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:
•minimize the disruption and distraction of our management and other employees in connection with the integration of any acquired business, product or technology;
•avoid acquisition of unanticipated liabilities related to acquired companies;
•maintain and increase sales of our existing products;
•establish or manage the transition of the manufacture and supply of any acquired product;
•identify and add the necessary sales, marketing, manufacturing, regulatory and other related personnel, capabilities and infrastructure that are required to successfully integrate any acquired business, product or technology;

•manage the transition and migration of acquired personnel and all commercial, financial, legal, regulatory and other pertinent information relating to any acquired business, product or technology;
•comply with legal, regulatory and contractual requirements applicable to any acquired business, product or technology; and
•maintain and extend intellectual property protection for any acquired product or technology.
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
We depend on information technology and telecommunications systems to operate our business. Our enterprise software systems affect a broad range of business processes and functional areas, including, for example, systems handling human resources, accounting, manufacturing, inventory control, financial controls and reporting, sales administration, and other infrastructure operations. We maintain preventive and detective security controls and seek to enhance such controls by, for example, augmenting the monitoring and alerting functions, network design, and automatic countermeasure operations of our technical systems. We also periodically assess the adequacy of our hardware and systems and are planning to upgrade hardware and systems where appropriate. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, quality control, customer service support, finance, and other general administrative activities.
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
Our Simoa bead-based technology is licensed exclusively to us from Tufts University (“Tufts”). We do not own the patents that underlie this license. Our rights to use this technology and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of the license. Our principal obligations under our license agreement with Tufts are as follows:
•making royalty payments;
•making milestone payments;
•paying annual maintenance fees for the underlying patents;
•using commercially reasonable efforts to develop and sell a product using the licensed technology and developing a market for such product;
•paying and/or reimbursing fees related to prosecution, maintenance and enforcement of patent rights; and
•providing certain reports.
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

Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents upon which our products or proprietary technologies may infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed by our technology or any of our products. There is a substantial amount of litigation involving patent and other intellectual property rights in our industry. If a third party claims that we or any of our licensors, customers or collaboration partners infringe upon a third party’s intellectual property rights, we may have to:
•seek to obtain licenses that may not be available on commercially reasonable terms, if at all;
•abandon any infringing product or redesign our products or processes to avoid infringement;
•pay substantial damages, including, in exceptional cases, treble damages and attorneys’ fees;
•pay substantial royalties or fees or grant cross-licenses to our technology; or
•defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.
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
The market price of shares of our common stock has been and could continue to be subject to wide fluctuations in response to many factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•announcements by us, our partners or our competitors of new products, significant contracts, restructuring plans, strategic partnerships, joint ventures, collaborations, acquisitions, commercial relationships or capital commitments;
•competition from existing products or new products that may emerge;
•failure to meet or exceed financial estimates and projections of the investment community or that we may provide to the public;
•issuance of new or updated research or reports by securities analysts or recommendations with respect to our stock;
•positive or adverse regulatory announcements;
•disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•commencement of, or our involvement in, litigation;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•conditions in our markets;
•manufacturing disputes or delays, product defects or material product quality control issues;
•any future sales of our common stock or other securities;
•any change to the composition of our board of directors or key personnel;
•general economic conditions and slow or negative growth of our markets;
•a material cybersecurity incident;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•announcement or expectation of additional debt or equity financing efforts; and
•other factors described in this Risk Factors section of this Amended Report.
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
Our restated certificate of incorporation, restated by-laws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:
•authorizing our board of directors to issue up to 5,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine;
•specifying that special meetings of our stockholders can be called only by our board of directors and that our stockholders may not act by written consent;
•establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•providing that directors may be removed only for cause;
•providing that our board of directors may create new directorships and that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•establishing that our board of directors is divided into three classes with each class serving staggered three-year terms;
•providing that our board of directors may amend our restated by-laws without stockholder approval; and
•requiring a super-majority of votes to amend certain of the above-mentioned provisions.
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
Any provision of our restated certificate of incorporation, restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock

PART II
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Quanterix Corporation for the years ended December 31, 2023, 2022 and 2021. For a full understanding of our financial condition and results of operations, this discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in the section titled “Part II. Item 8. Financial Statements and Supplementary Data” of this Amended Report. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth under the sections titled “Part I, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Amended Report. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,“ and “our” in this Amended Report refer to Quanterix Corporation and its consolidated subsidiaries.
Restatement of Previously Issued Financial Statements
This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the restatement of our Consolidated Financial Statements as described in Note 1 - Restatement of Financial Statements in the Notes to Consolidated Financial Statements (the "Restatement"). For further detail regarding the Restatement, refer to the sections titled “Explanatory Note” above and Part II, Item 9A. “Controls and Procedures.”

Other than to reflect the effects of the Restatement, this discussion does not reflect any information or events occurring after February 29, 2024, the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "Original Report"), or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.
Overview (As Restated)
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
We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (our first Simoa instrument, launched in January 2014), collectively “HD Instruments”, that is designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. By the end of 2022 and 2023, approximately 79% and 82%, respectively, of the HD Instrument installed base were HD-X instruments.
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
Our total revenues were $122.4 million, $105.5 million and $110.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Since our inception, we have incurred annual net losses, including net losses of $28.4 million, $99.6 million and $55.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
We expect to incur significant expenses and operating losses at least through the next 24 months, and we expect our expenses to increase substantially as we:
•expand our sales and marketing efforts to further commercialize our products;
•expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products become subject to additional or more burdensome regulation by the U.S. Food and Drug Administration (the “FDA”);
•invest in our diagnostics business in support of the launch of Lucent Diagnostics, additional LDTs, and other diagnostics initiatives including entry into translational pharma and clinical diagnostic markets;
•seek Premarket Approval (“PMA”) or 510(k) clearance from the FDA for our existing products or new products if or when we decide to market products for use in the prevention, diagnosis, or treatment of a disease or other condition;
•hire additional personnel to support our growth and research and development;
•strategically acquire and integrate companies or technologies that may be complementary to our business;
•enter into collaboration arrangements, or in-license other products and technologies; and
•add operational, financial, and management information systems.
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
Comparison of Results of Operations for Years Ended December 31, 2023 and 2022:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Year Ended December 31,				Increase (Decrease)
	2023	% of revenue	2022	% of revenue	Amount	%
	(As Restated)		(As Restated)
Revenues:
Product revenue	$79,670	65%	$69,808	66%	$9,862	14%
Service and other revenue	40,089	33%	34,495	33%	5,594	16%
Collaboration and license revenue	1,380	1%	649	1%	731	113%
Grant revenue	1,229	1%	570	1%	659	116%
Total revenues	122,368	100%	105,522	100%	16,846	16%
Costs of goods sold and services:
Cost of product revenue	29,103	24%	42,841	41%	(13,738)	(32)%
Cost of service and other revenue	19,041	16%	17,318	16%	1,723	10%
Total costs of goods sold and services	48,144	39%	60,159	57%	(12,015)	(20)%
Gross profit	74,224	61%	45,363	43%	28,861	64%
Operating expenses:
Research and development	26,064	21%	26,809	25%	(745)	(3%)
Selling, general and administrative	89,111	73%	91,851	87%	(2,740)	(3%)
Other lease costs	3,712	3%	1,411	1%	2,301	163%
Impairment and restructuring	1,328	1%	29,556	28%	(28,228)	(96%)
Total operating expenses	120,215	98%	149,627	142%	(29,412)	(20%)
Loss from operations	(45,991)	(38)%	(104,264)	(99)%	58,273	(56%)
Interest income	15,839	13%	5,131	5%	10,708	209%
Other income (expense), net	2,517	2%	(277)	—%	2,794	1,009%
Loss before income taxes	(27,635)	(23)%	(99,410)	(94)%	71,775	(72%)
Income tax expense	(719)	(1)%	(164)	—%	(555)	338%
Net loss	$(28,354)	(23)%	$(99,574)	(94)%	$71,220	(72%)
Revenues (As Restated)
Total revenues increased $16.8 million, or 16%, to $122.4 million for the year ended December 31, 2023, compared to $105.5 million for the year ended December 31, 2022.

Product revenue of $79.7 million for the year ended December 31, 2023 consisted of instrument sales of $15.7 million and sales of consumables and other products of $64.0 million. This represented an increase of $9.9 million, or 14%, compared to product revenue of $69.8 million for the year ended December 31, 2022. The increase in product revenue was primarily due to a $19.2 million increase in sales of consumables and increased average selling prices. This increase was partially offset by a $9.3 million decrease in instrument sales due to reduced demand in what we believe is a constrained capital funding environment. We expect softness in instrument sales to continue in 2024.
Service revenue was $40.1 million for the year ended December 31, 2023, compared to $34.5 million for the year ended December 31, 2022, an increase of $5.6 million, or 16%. This increase was primarily due to a $9.0 million increase in Accelerator Laboratory revenue driven by higher volumes of sample testing and assay development services, and was partially offset by a $4.9 million decrease in revenue recognized from a collaboration agreement with Eli Lilly and Company (the “Lilly Collaboration Agreement”) due to non-recurring upfront payments received in 2022. The Lilly Collaboration Agreement establishes a framework for future projects focused on the development of Simoa immunoassays.
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
Grant revenue was $1.2 million for the year ended December 31, 2023, compared to $0.6 million for the year ended December 31, 2022, an increase of $0.7 million, or 116%, driven by receipt of a portion of a grant from the National Institutes of Health. Refer to Note 4 - Revenue and Related Matters within the Notes to the Consolidated Financial Statements, for more information regarding this grant.
Cost of Goods Sold and Services (As Restated)
Total cost of goods sold and services decreased $12.0 million, or 20%, to $48.1 million for the year ended December 31, 2023 compared to $60.2 million for the year ended December 31, 2022.
Cost of product revenue decreased $13.7 million, or 32%, to $29.1 million for the year ended December 31, 2023, compared to $42.8 million for the year ended December 31, 2022. The decrease was primarily due to improvement in output, inventory management, and manufacturing processes, as well as lower instrument sales, and was partially offset by higher costs related to increased consumables sales.
Cost of service and other revenue increased $1.7 million, or 10%, to $19.0 million for the year ended December 31, 2023, compared to $17.3 million for the year ended December 31, 2022. This increase was primarily due to an increase in department costs including compensation and benefits costs related to increased headcount, and was partially offset by lower costs related to the Lilly Collaboration Agreement.
Research and Development (As Restated)
Research and development expense decreased $0.7 million, or 3%, to $26.1 million for the year ended December 31, 2023, compared to $26.8 million or the year ended December 31, 2022. This decrease was primarily due to a decrease in compensation and benefit costs related to the reduction in headcount from the Restructuring Plan, which was partially offset by an increase in costs related to the assay redevelopment program under the Restructuring Plan including consulting fees, lab supplies, equipment, and product development activities.
Selling, General and Administrative (As Restated)
Selling, general and administrative expense decreased $2.7 million, or 3% to $89.1 million for the year ended December 31, 2023, compared to $91.9 million for the year ended December 31, 2022. The decrease was primarily due to a decrease in compensation and benefit costs related to the reduction in headcount from the Restructuring Plan and a full twelve months of facilities costs from the leased office and laboratory facilities we are not using being recorded in other lease costs instead of selling, general, and administrative expenses on the Consolidated Statements of Operations. These decreases were partially offset by (1) an increase in professional services and consulting fees related to our efforts to remediate the material weaknesses in our internal control over financial reporting described in our Annual Report on Form

10-K for the year ended December 31, 2022, (2) an increase in software and information technology expenses, and (3) an increase in shipping and handling costs for consumables and other products due to higher volume. Included within selling, general and administrative expense are $8.1 million and $7.9 million of shipping and handling costs for product sales for the years ended December 31, 2023 and 2022, respectively.
Other Lease Costs (As Restated)
Other lease costs increased $2.3 million, or 163%, to $3.7 million for the year ended December 31, 2023, compared to $1.4 million for the year ended December 31, 2022. As part of the Restructuring Plan, we are not using two leased office and laboratory facilities and are evaluating alternatives, including sub-leasing the facilities. Other lease costs include the amortization of the related operating lease right-of-use assets and other leased facility operating expenses from periods after the initiation of the Restructuring Plan and the determination that the facilities would not be used. Lease costs in 2022 represent four and a half months of cost in 2022 after the Restructuring Plan was implemented, as compared to twelve months of costs in 2023. Expenses incurred prior to the Restructuring Plan were recorded in selling, general, and administrative on the Consolidated Statements of Operations.
Impairment and Restructuring (As Restated)
Impairment and restructuring costs were $1.3 million for the year ended December 31, 2023, compared to $29.6 million for the year ended December 31, 2022. This decrease reflects the implementation of the Restructuring Plan in August 2022, which did not repeat in 2023.
Costs incurred during the year ended December 31, 2023 primarily relate to long-lived asset impairment charges associated with two leased facilities we are not using. Costs incurred during the year ended December 31, 2022 include (1) $8.2 million of goodwill impairment charges, (2) $16.3 million of long-lived asset impairment charges associated with the leased facilities that we are not using, (3) $1.3 million of software costs related to projects that were rationalized as part of the Restructuring Plan, and (4) $3.8 million of restructuring expenses primarily for severance and one-time termination benefits in connection with the elimination of 119 positions across the Company.
Interest Income
Interest income increased by $10.7 million, or 209% to $15.8 million for the year ended December 31, 2023, compared to $5.1 million for the year ended December 31, 2022. This increase was primarily due to higher interest rates earned on cash, cash equivalents, and marketable securities, and the accretion of discounts from the purchase of marketable securities.
Other Income (Expense), Net (As Restated)
Other income (expense), net was $2.5 million of income for the year ended December 31, 2023, compared to $0.3 million of expense for the year ended December 31, 2022. The increase was primarily due to recognizing a $2.4 million receivable under the Employee Retention Credit established by the Coronavirus Aid, Relief, and Economic Security Act in 2021.
Income Tax Expense (As Restated)
Income tax expense was $0.7 million for the year ended December 31, 2023, as compared to $0.2 million for the year ended December 31, 2022. The change was primarily due to the increase in the tax expense recorded on the operating results of our foreign subsidiaries.

Comparison of Results of Operations for Years Ended December 31, 2022 and 2021:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Year Ended December 31,				Increase (Decrease)
	2022	% of revenue	2021	% of revenue	Amount	%
	(As Restated)		(As Restated)
Revenues:
Product revenue	$69,808	66%	$81,062	73%	$(11,254)	(14%)
Service and other revenue	34,495	33%	23,629	21%	10,866	46%
Collaboration and license revenue	649	1%	648	1%	1	—%
Grant revenue	570	1%	5,217	5%	(4,647)	(89%)
Total revenues	105,522	100%	110,556	100%	(5,034)	(5%)
Costs of goods sold and services:
Cost of product revenue	42,841	41%	32,114	29%	10,727	33%
Cost of service and other revenue	17,318	16%	13,670	12%	3,648	27%
Total costs of goods sold and services	60,159	57%	45,784	41%	14,375	31%
Gross profit	45,363	43%	64,772	59%	(19,409)	(30%)
Operating expenses:
Research and development	26,809	25%	28,383	26%	(1,574)	(6)%
Selling, general and administrative	91,851	87%	92,910	84%	(1,059)	(1)%
Other lease costs	1,411	1%	—	—%	1,411	100%
Impairment and restructuring	29,556	28%	—	—%	29,556	100%
Total operating expenses	149,627	142%	121,293	110%	28,334	23%
Loss from operations	(104,264)	(99)%	(56,521)	(51)%	(47,743)	84%
Interest income (expense), net	5,131	5%	(403)	—%	5,534	(1,373%)
Other income (expense), net	(277)	—%	1,340	1%	(1,617)	121%
Loss before income taxes	(99,410)	(94)%	(55,584)	(50)%	(43,826)	79%
Income tax (expense) benefit	(164)	—%	36	—%	(200)	(556)%
Net loss	$(99,574)	(94)%	$(55,548)	(50)%	$(44,026)	79%
Revenues
Total revenues decreased $5.0 million, or 5%, to $105.5 million for the year ended December 31, 2022, compared to $110.6 million for the year ended December 31, 2021.
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
Cost of Goods Sold and Services (As Restated)
Cost of product revenue increased by $10.7 million, or 33%, to $42.8 million for the year ended December 31, 2022, as compared to $32.1 million for the year ended December 31, 2021. The increase was primarily due to increased reserves for excess and discontinued products partially offset by lower production volume and output, which led to decreased labor and overhead capitalization.
Cost of service and other revenue increased by $3.6 million, or 27%, to $17.3 million for the year ended December 31, 2022, as compared to $13.7 million for the year ended December 31, 2021, primarily due to increased personnel costs from the build out of our field service organization as well as the increased efforts related to the Lilly Collaboration Agreement.
Research and Development (As Restated)
Research and development expense decreased by $1.6 million, or 6%, to $26.8 million for the year ended December 31, 2022, as compared to $28.4 million for the year ended December 31, 2021. The decrease was mainly due to the reduction in headcount in connection with the implementation of the Restructuring Plan.
Selling, General and Administrative (As Restated)
Selling, general and administrative expense decreased by $1.1 million, to $91.9 million for the year ended December 31, 2022 as compared to $92.9 million for the year ended December 31, 2021. This was primarily driven by the reduction in headcount in connection with the implementation of the Restructuring Plan, offset by the rent expense increase year over year due to the newly leased facilities in Bedford, Massachusetts. Included within selling, general and administrative expense are shipping and handling costs for product sales of $7.9 million and $7.9 million for the years ended December 31, 2022 and 2021, respectively.
Other Lease Costs (As Restated)
During the year ended December 31, 2022, we incurred other lease costs of $1.4 million. As part of the Restructuring Plan, we are not utilizing the office and laboratory space leased in Bedford, Massachusetts and are evaluating alternatives, including termination of the lease or sub-leasing the facilities. Other lease costs represent the depreciation expense of the right-of-use asset and the accretion of the lease facility for periods after the impairment and the determination that the facilities would not be utilized. There were no similar charges in the same period in 2021.
Impairment and Restructuring (As Restated)
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
Interest Income (Expense), Net
Interest income (expense), net increased by $5.5 million to $5.1 million of income for the year ended December 31, 2022, as compared to $0.4 million of expense for the year ended December 31, 2021. This increase was due to the favorable impact of higher interest rates earned on cash and cash equivalents as well as the settlement of our notes payable in the year ended December 31, 2021.

Other Income (Expense), Net (As Restated)
Other income (expense), net decreased by $1.6 million to $0.3 million of expense for the year ended December 31, 2022, as compared to $1.3 million of income for the year ended December 31, 2021. The decrease was primarily due to the recognition of a one-time employee retention tax credit of $2.2 million established under the Coronavirus Aid, Relief, and Economic Security Act in 2021.
Income Tax (Expense) Benefit (As Restated)
Income tax (expense) benefit, net was less than $0.2 million of expense for the year ended December 31, 2022,as compared to benefit of less than $0.1 million for the same period in 2021. The change was primarily due to the decrease in the tax benefit recorded on the operating results of our foreign subsidiaries.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of December 31, 2023, we had cash and cash equivalents of $174.4 million and $146.9 million of available for sale marketable securities, and as of December 31, 2022, we had cash and cash equivalents of $338.7 million and no available for sale marketable securities.
Historically we have financed our operations through equity offerings and borrowings from credit facilities.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of the Original Report.
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

Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Net cash used in operating activities	$(18,849)	$(48,611)	$(47,621)
Net cash used in investing activities	(148,454)	(11,094)	(6,397)
Net cash provided by financing activities	2,691	2,311	270,795
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(164,612)	$(57,394)	$216,777
Net Cash Used in Operating Activities (As Restated)
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
Net cash used in operating activities was $18.8 million and $48.6 million for the years ended December 31, 2023 and 2022, respectively. The $29.8 million reduction in net cash used in operating activities was primarily driven by an overall reduction in our net loss, adjusted for non-cash items, consisting of revenue growth, a full year of reduced expenses resulting from the Restructuring Plan, continued improvements in our inventory management and manufacturing processes leading to improved gross margin, and increased interest income as a result of rising interest rates on our investments in marketable securities. The reduction was offset by changes in working capital items, primarily an increase in accounts receivable from strong revenue growth through the fourth quarter of 2023 and an increase in inventory as a result of completing the assay development program and manufacturing new assays to begin shipping to customers in the first quarter of 2024.
Net cash used in operating activities was $48.6 million and $47.6 million for the years ended December 31, 2022 and 2021, respectively. The $1.0 million increase in net cash used in operating activities was primarily driven by a significant increase in net loss, reflecting higher cost of goods and services and higher operating expenses. These factors were partially offset by improved working capital and an increase in deferred revenue.
Net Cash Used in Investing Activities (As Restated)
Our primary investing activities consist of purchases of marketable securities to increase the interest income we would otherwise earn in cash accounts. Additionally, we use funds towards capital expenditures for the purchase of equipment to support our expanding infrastructure and work force. We expect to continue to incur additional capital expenditures related to these efforts in future periods. Cash used towards capital expenditures can be partially offset by proceeds from grants with third parties to purchase assets (refer to the section titled “Grant Revenue” in Note 4 - Revenue and Related Matters in the Notes to Consolidated Financial Statements for more information).
Net cash used in investing activities was $148.5 million during the year ended December 31, 2023, which consisted of the purchase of $175.6 million of marketable securities, proceeds from the maturities of marketable securities of $31.0 million, and $3.8 million of purchases of property and equipment.
Net cash used in investing activities was $11.1 million during the year ended December 31, 2022, which consisted of $11.6 million of purchases of property and equipment which were partially offset by $0.5 million in grant proceeds under the grant received from the National Institutes of Health under its Rapid Acceleration of Diagnostics program.
Net cash used in investing activities was $6.4 million during the year ended December 31, 2021, which consisted of $13.7 million of purchases of property and equipment which were partially offset by $7.3 million under the grant received from the National Institutes of Health under its Rapid Acceleration of Diagnostics program. Refer to Note 4 - Revenue and Related Matters, within the Notes to the Consolidated Financial Statements, for more information regarding this grant.

Net Cash Provided by Financing Activities
Financing activities provided $2.7 million, $2.3 million and $270.8 million of cash during the years ended December 31, 2023, 2022 and 2021, respectively, from sales of our common stock under our employee stock purchase plan and from the exercise of options under our equity incentive plan. For 2021, $269.7 million of cash from financing activities came from net proceeds from our underwritten public offering during the first quarter of 2021.
Future Cash Obligations
In addition to the future cash obligations described below, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Refer to Note 16 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for a summary of our purchase commitments and other obligations as of December 31, 2023.
Operating Leases
We lease office, laboratory, and manufacturing space for our employees and operations, as well as office equipment, under non-cancellable operating lease agreements (refer to Note 15 - Leases in the Notes to Consolidated Financial Statements). The remaining duration of non-cancellable operating leases ranges from four months to seven years. Remaining lease payments within one year, within two to three years, within four to five years, and greater than five years from December 31, 2023 are $7.1 million, $14.7 million, $15.5 million, and $15.7 million, respectively.
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
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements and the related notes included elsewhere in this Amended Report are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience, worldwide economic conditions, both general and specific to the life sciences industry, and on various other assumptions we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis, and changes in accounting estimates may occur from period to period. Accordingly, actual results could differ significantly from the estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Our significant accounting policies are described in Note 3 – Significant Accounting Policies in the Notes to Consolidated Financial Statements. We believe that the assumptions and estimates in the following critical accounting policies involve a greater degree of judgment and complexity and accordingly are the most critical to understanding and evaluating the potential impact to our Consolidated Financial Statements.
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

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
GAAP gross profit	$74,224	$45,363	$64,772
Shipping and handling costs	(8,146)	(7,923)	(7,901)
Non-GAAP gross profit	$66,078	$37,440	$56,871

GAAP revenue	$122,368	$105,522	$110,556
GAAP gross margin (gross profit as % of revenue)	60.7%	43.0%	58.6%
Non-GAAP gross margin (non-GAAP gross profit as % of revenue)	54.0%	35.5%	51.4%

GAAP total operating expenses	$120,215	$149,627	$121,293
Shipping and handling costs	(8,146)	(7,923)	(7,901)
Non-GAAP total operating expenses	$112,069	$141,704	$113,392

GAAP loss from operations	$(45,991)	$(104,264)	$(56,521)
Non-GAAP loss from operations	$(45,991)	$(104,264)	$(56,521)
Recent Accounting Pronouncements
Refer to Note 3 - Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and interest rates affecting the return on our cash, cash equivalents, and marketable securities.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to foreign exchange rate fluctuations. For the years ended December 31, 2023, 2022, and 2021, approximately 37%, 38% and 36%, respectively, of our total revenue was generated from customers located outside of the United States. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Canada, Europe, Japan, and China. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign exchange rates in Canadian dollars, Euros, British pounds, Swedish krona, Japanese yen, Chinese yuan, and other foreign currencies. Fluctuations in exchange rates could harm our business in the future. As of December 31, 2023, 2022, and 2021, the effect of a hypothetical 10% adverse change in exchange rates on foreign denominated cash and payables would not have been material in any annual period. A similar adverse change on foreign denominated receivables would decrease potential cash inflows by $0.8 million for the year ended December 31, 2023, and would not have been material for the years ended December 31, 2022 or 2021.
To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Risk (As Restated)
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
Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by a hypothetical 10%, our interest income would have decreased income by approximately $1.3 million during the year ended December 31, 2023, and it would not have had a material effect on income during the years ended December 31, 2022 and 2021.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed pursuant to Item 8 are included in this Amended Report beginning on page F-1.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2023 due to the material weaknesses described below.
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
In Part II, Item 9A. "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 6, 2023, we identified four material weaknesses in our internal control over financial reporting, relating to the operating effectiveness of our internal controls associated with: (i) the accounting for inventory, including excess and obsolescence reserves (the “Inventory MW”), (ii) the accounting for salaries and commissions expense (the “Compensation MW”), (iii) the financial statement close process, including financial reporting, share-based compensation and non-recurring transactions such as impairment of assets and accounting for leases (the “Financial Statement Close Process MW”), and (iv) the accounting for property and equipment, net (the “Property and Equipment MW”).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the SEC on February 29, 2024 (the "Original Report"), our management concluded that the Financial Statement Close Process MW and Compensation MW were remediated as of December 31, 2023. Our management also concluded that control deficiencies existed as of December 31, 2023, and that these control deficiencies constituted material weaknesses in our internal control over financial reporting. Specifically, management concluded that a portion of the Inventory MW related to the valuation of our inventory, including excess and obsolescence reserves (the “Inventory Valuation MW”) and the Property and Equipment MW continued to exist as of December 31, 2023. The primary cause of the Inventory Valuation MW is our reliance on manual processes to verify the completeness and accuracy of information used in our inventory valuation outputs, and the adequacy and documentation of reviews over these outputs. For the Property and Equipment MW, while the related internal controls were implemented and effective as of December 31, 2023, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2023.
Updated Evaluation of Controls and Procedures
In connection with the Restatement and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an updated evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework").
Subsequent to the issuance of the Original Report, in connection with our continuing efforts to remediate the Inventory Valuation MW, and while performing closing procedures for the third quarter of 2024, management identified a control deficiency related to the Company's internal controls over the capitalization of labor and overhead costs in the Company's inventory balances, which represented a design deficiency associated with the Inventory Valuation MW. The design deficiency resulted in an error in the Company's inventory balances in prior periods (the "Misstatement"). Our management concluded that the Restatement resulted from this material weakness. There were no other changes to management's conclusion in the Original Report.
Based on our updated evaluation of the effectiveness of internal control over financial reporting under the 2013 Framework, and in light of the material weaknesses discussed above, our management continued to conclude that our internal control over financing reporting was not effective at the reasonable assurance level as of December 31, 2023.
If not remediated, or if we identify further material weaknesses in our internal control, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in additional material misstatements in our consolidated financial statements or a failure to meet our reporting and financial obligations.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an updated audit report on the Company’s internal control over financial reporting, which is included at the end of this Item 9A. "Controls and Procedures" in this Amended Report.
Remediation Efforts
Management, with oversight from the Audit Committee of our Board of Directors, continues taking steps to remediate the control deficiencies that resulted in the Inventory Valuation MW and Property and Equipment MW described above by implementing changes to our internal control over financial reporting. Our remediation plans, which include addressing the additional deficiency related to the Restatement, include, but are not limited to, the efforts summarized below:
•we have engaged accounting advisory consultants to:
◦implement new software solutions to automate key manual inventory valuation processes and outputs, some of which we began to use in the second quarter of 2024;
◦assess our current enterprise resource planning system and identify opportunities to enhance our use of the system through automating certain controls and processes, for which development of system enhancements were made and continue to be underway; and
◦design new internal controls evaluating the accounting for inventory, including enhancements to inventory valuation review procedures.
•we have redesigned our analysis of labor and overhead cost capitalization, including related controls;
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
•we have hired a Head of SOX Transformation to oversee the remediation of our material weaknesses and further drive improvements across our internal controls;
•we continue to evaluate, enhance, and add personnel in the finance organization with a focus on the requisite experience in the areas of accounting, SEC financial reporting, and associated internal controls;

•we have hired additional accounting consultants to provide additional depth and breadth in our period end closes, financial reporting capabilities, and internal controls compliance until we have filled key additions or vacancies on our team with qualified personnel for a sufficient period of overlap to ensure successful transition of responsibilities;
•we continue to enhance the effectiveness of the related controls based on the recommendations provided by the third-party consulting firm we engaged to assess our remediation plan; and
•we continue to provide trainings on a regular basis related to internal control over financial reporting for all control owners.

We have taken significant steps in our remediation plan and continue our efforts to remediate the material weaknesses described above. We believe that the implementation of the above steps will allow us to address the deficient controls within our internal control environment. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address control deficiencies and we may modify certain of the remediation measures described above. Following our design and implementation of our remediation efforts, we will need to demonstrate their operating effectiveness. We expect the remediation of the Property and Equipment MW to continue through fiscal year 2024 and based on the Restatement, we expect the remediation of the Inventory Valuation MW, including the additional control design deficiency, will continue into fiscal year 2025. We will not be able to consider any material weakness remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that our controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes outlined to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In our report dated February 29, 2024, we expressed an adverse opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. Management has subsequently identified a deficiency in the design of controls related to the capitalization of labor and overhead costs in inventory as of December 31, 2023. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of internal controls over financial reporting as of December 31, 2023, as expressed herein reflects the additional design deficiency related to inventory valuation.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to valuation of inventory, including excess and obsolescence reserves and the capitalization of labor and overhead costs, and the accounting for property, plant and equipment, net.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024, except for the effect of the restatement disclosed in Note 1, as to which the date is December 23, 2024, which expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 29, 2024, except for the effect of the material weakness in controls related to the capitalization of labor and overhead costs in inventory described in the second and third paragraphs above, as to which the date is December 23, 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
The Consolidated Financial Statements are included beginning on page F-1 attached hereto and are filed as part of this Amended Annual Report on Form 10-K/A (the "Amended Report").
(2)Financial Statement Schedules
Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
(3)Exhibits
The following is a list of exhibits filed as part of this Amended Report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Amended and Restated Certificate of Incorporation		8-K	12/15/2017	001-38319

3.2	Restated Bylaws		10-Q	8/8/2023	001-38319

4.1	Description of Securities		10-K	3/13/2020	001-38319

4.2	Form of Common Stock Certificate		S-1	11/9/2017	333-221475

10.1.1+	2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.1.2+	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.1.3+	Form of Non-qualified Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.1.4+	Form of Restricted Stock Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.2.1+	2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

10.2.2+	Form of Stock Option Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

10.2.3+	Form of Restricted Stock Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

10.2.4+	Form of Restricted Stock Unit Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		10-K	2/29/2024	001-38319

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.3+	Employment Agreement, dated August 3, 2023, between the Registrant and Vandana Sriram		8-K	8/9/2023	001-38319

10.4+	Amended and Restated Employment Agreement, dated March 27, 2023, between the Registrant and Michael Doyle		8-K	3/27/2023	001-38319

10.5+	Amended and Restated Employment Agreement, dated April 25, 2022, between the Registrant and Dr. Masoud Toloue		8-K	4/29/2022	001-38319

10.6+	Employment Agreement, dated March 28, 2022, between the Registrant and Dan Pikora		8-K	9/8/2022	001-38319

10.7.1*	Exclusive License Agreement, dated June 18, 2007, between the Registrant and Tufts University, as amended on April 29, 2013		S-1	11/9/2017	333-221475

10.7.2*	Second Amendment, dated August 22, 2017, to the Exclusive License Agreement between the Registrant and Tufts University		S-1	11/9/2017	333-221475

10.7.3@	Third Amendment, dated September 25, 2020, to the Exclusive License Agreement between the Registrant and Tufts University		10-Q	11/6/2020	001-38319

10.8.1*	Supply and Manufacturing Agreement, dated September 14, 2011, between the Registrant and STRATEC Biomedical AG		S-1	11/9/2017	333-221475

10.8.2	First Amendment to Supply and Manufacturing Agreement, dated October 17, 2013, between the Registrant and STRATEC Biomedical AG		S-1	11/9/2017	333-221475

10.9.1*	STRATEC Development Services and Equity Participation Agreement, dated August 15, 2011, between the Registrant and STRATEC Biomedical Systems AG		S-1	11/9/2017	333-221475

10.9.2*
First Amendment to STRATEC Development Services and Equity Participation Agreement and Second Amendment to Supply and Manufacturing Agreement, dated November 18, 2016, between the Registrant and STRATEC Biomedical AG
			S-1	11/9/2017	333-221475

10.10*	Manufacturing Services Agreement, dated November 23, 2016, between the Registrant and Paramit Corporation		S-1	11/9/2017	333-221475

10.11+	Form of Indemnification Agreement		S-1/A	11/27/2017	333-221475

10.12	Lease Agreement by and between SSI 900 Middlesex MA LP and the Registrant, dated October 2, 2018		8-K	10/5/2018	001-38319

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.13	Lease Agreement by and between the Registrant and XChange Owner LLC, dated January 28, 2022		8-K	1/31/2022	001-38319

10.14+	Amended and Restated Non-Employee Director Compensation Policy		10-K	2/29/2024	001-38319

21.1	Subsidiaries of Registrant		10-K	3/5/2021	001-38319

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Policy relating to recovery of erroneously awarded compensation		10-K	2/29/2024	001-38319

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________
+Management contract or compensatory plan or arrangement.
*Confidential treatment has been granted for portions of this Exhibit. Redacted portions have been filed separately with the SEC.
@Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTERIX CORPORATION

Date: December 23, 2024	By:	/s/ Masoud Toloue
Masoud Toloue, Ph. D.
President and Chief Executive Officer
(principal executive officer)

Date: December 23, 2024	By:	/s/ Vandana Sriram
Vandana Sriram
Chief Financial Officer
(principal financial officer and principal accounting officer)

QUANTERIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Quanterix Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quanterix Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024, except for the effect of the material weakness in controls related to the capitalization of labor and overhead costs in inventory described in the second and third paragraphs of that report as to which the date is December 23, 2024, expressed an adverse opinion thereon.
Restatement of Financial Statements
As discussed in Note 1, the 2023, 2022 and 2021 consolidated financial statements have been restated to correct misstatements.
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

Excess Inventory

Description of the Matter
As of December 31, 2023, the Company had recognized inventory of $26.1 million. As discussed in Note 3 to the consolidated financial statements, the Company analyzes its inventory levels at each reporting date for slow moving, excess or obsolete inventory and inventory expected to expire prior to being used. In the event that the Company identifies adverse conditions, the carrying value of the inventory is reduced to its estimated net realizable value.
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
Boston, Massachusetts
February 29, 2024, except for the effects of the restatement described in Note 1, as to which the date is December 23, 2024.

QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$174,422	$338,740
Marketable securities	146,902	—
Accounts receivable, net of allowance for expected credit losses	25,414	19,017
Inventory	26,123	16,964
Prepaid expenses and other current assets	9,234	6,803
Total current assets	382,095	381,524
Restricted cash	2,604	2,597
Property and equipment, net	17,926	19,811
Intangible assets, net	6,034	7,516
Operating lease right-of-use assets	18,251	21,223
Other non-current assets	1,657	911
Total assets	$428,567	$433,582
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,048	$3,836
Accrued compensation and benefits	14,170	11,035
Accrued expenses and other current liabilities	6,055	5,147
Deferred revenue	9,468	8,644
Operating lease liabilities	4,241	2,687
Total current liabilities	38,982	31,349
Deferred revenue, net of current portion	1,227	1,415
Operating lease liabilities, net of current portion	37,223	41,417
Other non-current liabilities	1,177	1,469
Total liabilities	78,609	75,650
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; issued and outstanding: 38,014 and 37,280 shares at December 31, 2023 and 2022, respectively	38	37
Additional paid-in capital	783,142	763,629
Accumulated other comprehensive loss	(1,672)	(2,538)
Accumulated deficit	(431,550)	(403,196)
Total stockholders’ equity	349,958	357,932
Total liabilities and stockholders’ equity	$428,567	$433,582
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Revenues:
Product revenue	$79,670	$69,808	$81,062
Service and other revenue	40,089	34,495	23,629
Collaboration and license revenue	1,380	649	648
Grant revenue	1,229	570	5,217
Total revenues	122,368	105,522	110,556
Costs of goods sold and services:
Cost of product revenue	29,103	42,841	32,114
Cost of service and other revenue	19,041	17,318	13,670
Total costs of goods sold and services	48,144	60,159	45,784
Gross profit	74,224	45,363	64,772
Operating expenses:
Research and development	26,064	26,809	28,383
Selling, general and administrative	89,111	91,851	92,910
Other lease costs	3,712	1,411	—
Impairment and restructuring	1,328	29,556	—
Total operating expenses	120,215	149,627	121,293
Loss from operations	(45,991)	(104,264)	(56,521)
Interest income (expense), net	15,839	5,131	(403)
Other income (expense), net	2,517	(277)	1,340
Loss before income taxes	(27,635)	(99,410)	(55,584)
Income tax (expense) benefit	(719)	(164)	36
Net loss	$(28,354)	$(99,574)	$(55,548)

Net loss per common share, basic and diluted	$(0.75)	$(2.69)	$(1.54)

Weighted-average common shares outstanding, basic and diluted	37,594	36,991	35,997
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Net loss	$(28,354)	$(99,574)	$(55,548)
Other comprehensive income (loss), net of tax:
Unrealized gains on marketable securities	325	—	—
Foreign currency translation adjustment	541	(2,979)	(1,993)
Total other comprehensive income (loss)	866	(2,979)	(1,993)
Comprehensive loss	$(27,488)	$(102,553)	$(57,541)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Year ended December 31, 2023
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022 (As Restated)	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	734	1	2,690	—	—	2,691
Stock-based compensation expense, as restated	—	—	16,823	—	—	16,823
Unrealized gains on marketable securities, net of tax	—	—	—	325	—	325
Foreign currency translation adjustment	—	—	—	541	—	541
Net loss, as restated	—	—	—	—	(28,354)	(28,354)
Balance at December 31, 2023 (As Restated)	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958

	Year ended December 31, 2022
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021 (As Restated)	36,768	$37	$745,936	$441	$(303,622)	$442,792
Issuance of common stock under stock plans, including tax effects	512	—	2,310	—	—	2,310
Stock-based compensation expense, as restated	—	—	15,383	—	—	15,383
Foreign currency translation adjustment	—	—	—	(2,979)	—	(2,979)
Net loss, as restated	—	—	—	—	(99,574)	(99,574)
Balance at December 31, 2022 (As Restated)	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932

	Year ended December 31, 2021
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020 (As Restated)	31,797	$32	$451,433	$2,434	$(248,074)	$205,825
Issuance of common stock under stock plans, including tax effects	864	1	8,814	—	—	8,815
Sale of common stock in underwritten public offering, net	4,107	4	269,714	—	—	269,718
Stock-based compensation expense	—	—	15,975	—	—	15,975
Foreign currency translation adjustment	—	—	—	(1,993)	—	(1,993)
Net loss, as restated	—	—	—	—	(55,548)	(55,548)
Balance at December 31, 2021 (As Restated)	36,768	$37	$745,936	$441	$(303,622)	$442,792
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(28,354)	$(99,574)	$(55,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,275	5,409	4,880
Credit losses (gains) on accounts receivable	336	(301)	213
Accretion of marketable securities	(1,964)	—	—
Operating lease right-of-use asset amortization	2,015	715	499
Stock-based compensation expense	16,823	15,383	15,975
Impairment	1,361	25,801	—
Other operating activity	(150)	(340)	692
Changes in assets and liabilities:
Accounts receivable	(6,695)	5,156	(6,853)
Inventory	(8,944)	7,243	(10,125)
Prepaid expenses and other current assets	(2,371)	(738)	(166)
Other non-current assets	(717)	(822)	(2)
Accounts payable	1,189	(5,287)	2,339
Accrued compensation and benefits, accrued expenses, and other current liabilities	4,410	(3,599)	606
Deferred revenue	635	2,599	1,462
Operating lease liabilities	(2,645)	(266)	(1,230)
Other non-current liabilities	(53)	10	(363)
Net cash used in operating activities	(18,849)	(48,611)	(47,621)
Cash flows from investing activities:
Purchases of marketable debt securities	(175,613)	—	—
Proceeds from marketable debt securities	31,000	—	—
Purchases of property and equipment	(3,841)	(11,614)	(13,675)
Proceeds from RADx grant on assets purchased	—	520	7,278
Net cash used in investing activities	(148,454)	(11,094)	(6,397)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,889	2,311	8,815
Payments for employee taxes withheld on stock-based compensation awards	(198)	—	—
Sale of common stock in underwritten public offering, net	—	—	269,718
Payments on notes payable	—	—	(7,738)
Net cash provided by financing activities	2,691	2,311	270,795
Net increase (decrease) in cash, cash equivalents, and restricted cash	(164,612)	(57,394)	216,777
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	301	(538)	(92)
Cash, cash equivalents, and restricted cash at beginning of period	341,337	399,269	182,584
Cash, cash equivalents, and restricted cash at end of period	$177,026	$341,337	$399,269

Supplemental disclosure of cash flow information:
Cash paid for taxes	$808	$684	$—
Cash paid for interest	$—	$—	$389
Purchases of property and equipment in accounts payable and accruals	$419	$152	$229
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$22,494	$—
Shares received as consideration under product sales agreement (Note 4, 7)	$775	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Restatement of Financial Statements
Subsequent to the issuance of Quanterix Corporation's (“Quanterix” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Original Report"), the Company identified an error related to the capitalization of labor and overhead costs in the Company's inventory balances (the "Misstatement"), which impacted the previously issued audited Consolidated Financial Statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December, 31 2023 and the unaudited Consolidated Financial Statements for the quarterly and year-to-date (as applicable) periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023 (the "Restatement Periods"). In accordance with ASC 250 - Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin ("SAB") No. 99 - Materiality, and SAB No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded the error was material to the Company’s financial statements and required restatement of the financial statements for the Restatement Periods (the "Restatement"). In connection with the Restatement, the Company is also correcting unrelated errors identified by the Company in prior periods.
Restatement Background
In connection with the Company's efforts to remediate a material weakness in its internal control over financial reporting relating to the operating effectiveness of internal controls associated with the accounting for inventory valuation, and while performing closing procedures for the third quarter of 2024, the Company identified the Misstatement. The correction of the Misstatement impacts the previously reported amounts of inventory, cost of product revenue, net loss per common share, and all related financial statement subtotals and totals. In addition, the correction of unrelated errors identified by the Company in prior periods includes, but is not limited to, adjustments to property and equipment, accrued compensation and benefits, and operating expenses (together with the Misstatement, the "Combined Misstatements").
Impact of Restatement
The following tables present the impact of the Restatement to the specific line items presented in the previously reported audited Consolidated Financial Statements in all Restatement Periods. The amounts labeled "As Previously Reported" were derived from the Original Report. The amounts labeled “Adjustments” represent the impact of correcting the Combined Misstatements identified by the Company. The effects of the Restatement have been corrected in all impacted tables and footnotes throughout the audited Consolidated Financial Statements.

QUANTERIX CORPORATION
RESTATED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$174,422	$—	$174,422
Marketable securities	146,902	—	146,902
Accounts receivable, net of allowance for expected credit losses	25,414	—	25,414
Inventory	22,365	3,758	26,123
Prepaid expenses and other current assets	9,291	(57)	9,234
Total current assets	378,394	3,701	382,095
Restricted cash	2,604	—	2,604
Property and equipment, net	17,926	—	17,926
Intangible assets, net	6,034	—	6,034
Operating lease right-of-use assets	18,251	—	18,251
Other non-current assets	1,802	(145)	1,657
Total assets	$425,011	$3,556	$428,567
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,048	$—	$5,048
Accrued compensation and benefits	13,659	511	14,170
Accrued expenses and other current liabilities	6,041	14	6,055
Deferred revenue	9,468	—	9,468
Operating lease liabilities	4,241	—	4,241
Total current liabilities	38,457	525	38,982
Deferred revenue, net of current portion	1,227	—	1,227
Operating lease liabilities, net of current portion	37,223	—	37,223
Other non-current liabilities	1,177	—	1,177
Total liabilities	78,084	525	78,609
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; Issued and outstanding: 38,014 shares at December 31, 2023	38	—	38
Additional paid-in capital	783,142	—	783,142
Accumulated other comprehensive loss	(1,757)	85	(1,672)
Accumulated deficit	(434,496)	2,946	(431,550)
Total stockholders’ equity	346,927	3,031	349,958
Total liabilities and stockholders’ equity	$425,011	$3,556	$428,567

	As of December 31, 2022
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$338,740	$—	$338,740
Accounts receivable, net of allowance for expected credit losses	19,017	—	19,017
Inventory	16,786	178	16,964
Prepaid expenses and other current assets	6,860	(57)	6,803
Total current assets	381,403	121	381,524
Restricted cash	2,597	—	2,597
Property and equipment, net	20,162	(351)	19,811
Intangible assets, net	7,516	—	7,516
Operating lease right-of-use assets	21,223	—	21,223
Other non-current assets	1,298	(387)	911
Total assets	$434,199	$(617)	$433,582
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,836	$—	$3,836
Accrued compensation and benefits	10,658	377	11,035
Accrued expenses and other current liabilities	5,133	14	5,147
Deferred revenue	8,644	—	8,644
Operating lease liabilities	2,687	—	2,687
Total current liabilities	30,958	391	31,349
Deferred revenue, net of current portion	1,415	—	1,415
Operating lease liabilities, net of current portion	41,417	—	41,417
Other non-current liabilities	1,469	—	1,469
Total liabilities	75,259	391	75,650
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; Issued and outstanding: 37,280 shares at December 31, 2022	37	—	37
Additional paid-in capital	763,688	(59)	763,629
Accumulated other comprehensive loss	(2,623)	85	(2,538)
Accumulated deficit	(402,162)	(1,034)	(403,196)
Total stockholders’ equity	358,940	(1,008)	357,932
Total liabilities and stockholders’ equity	$434,199	$(617)	$433,582

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$79,460	$210	$79,670
Service and other revenue	40,299	(210)	40,089
Collaboration and license revenue	1,380	—	1,380
Grant revenue	1,229	—	1,229
Total revenues	122,368	—	122,368
Costs of goods sold and services:
Cost of product revenue	32,636	(3,533)	29,103
Cost of service and other revenue	19,086	(45)	19,041
Total costs of goods sold and services	51,722	(3,578)	48,144
Gross profit	70,646	3,578	74,224
Operating expenses:
Research and development	24,857	1,207	26,064
Selling, general and administrative	90,241	(1,130)	89,111
Other lease costs	3,712	—	3,712
Impairment and restructuring	1,537	(209)	1,328
Total operating expenses	120,347	(132)	120,215
Loss from operations	(49,701)	3,710	(45,991)
Interest income	15,839	—	15,839
Other income	2,247	270	2,517
Loss before income taxes	(31,615)	3,980	(27,635)
Income tax expense	(719)	—	(719)
Net loss	$(32,334)	$3,980	$(28,354)

Net loss per common share, basic and diluted	$(0.86)	$0.11	$(0.75)

Weighted-average common shares outstanding, basic and diluted	37,594	—	37,594

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$69,808	$—	$69,808
Service and other revenue	34,495	—	34,495
Collaboration and license revenue	649	—	649
Grant revenue	570	—	570
Total revenues	105,522	—	105,522
Costs of goods sold and services:
Cost of product revenue	40,809	2,032	42,841
Cost of service and other revenue	17,907	(589)	17,318
Total costs of goods sold and services	58,716	1,443	60,159
Gross profit	46,806	(1,443)	45,363
Operating expenses:
Research and development	25,890	919	26,809
Selling, general and administrative	91,995	(144)	91,851
Other lease costs	1,278	133	1,411
Impairment and restructuring	29,347	209	29,556
Total operating expenses	148,510	1,117	149,627
Loss from operations	(101,704)	(2,560)	(104,264)
Interest income	5,131	—	5,131
Other expense	(62)	(215)	(277)
Loss before income taxes	(96,635)	(2,775)	(99,410)
Income tax expense	(65)	(99)	(164)
Net loss	$(96,700)	$(2,874)	$(99,574)

Net loss per common share, basic and diluted	$(2.61)	$(0.08)	$(2.69)

Weighted-average common shares outstanding, basic and diluted	36,991	—	36,991

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$81,062	$—	$81,062
Service and other revenue	23,629	—	23,629
Collaboration and license revenue	648	—	648
Grant revenue	5,217	—	5,217
Total revenues	110,556	—	110,556
Costs of goods sold and services:
Cost of product revenue	34,149	(2,035)	32,114
Cost of service and other revenue	14,679	(1,009)	13,670
Total costs of goods sold and services	48,828	(3,044)	45,784
Gross profit	61,728	3,044	64,772
Operating expenses:
Research and development	27,978	405	28,383
Selling, general and administrative	92,336	574	92,910
Total operating expenses	120,314	979	121,293
Loss from operations	(58,586)	2,065	(56,521)
Interest expense	(403)	—	(403)
Other income	1,265	75	1,340
Loss before income taxes	(57,724)	2,140	(55,584)
Income tax benefit	36	—	36
Net loss	$(57,688)	$2,140	$(55,548)

Net loss per common share, basic and diluted	$(1.60)	$0.06	$(1.54)

Weighted-average common shares outstanding, basic and diluted	35,997	—	35,997

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Restated
Net loss	$(32,334)	$3,980	$(28,354)
Other comprehensive income (loss), net of tax:
Unrealized gains on marketable securities	325	—	325
Foreign currency translation adjustment	541	—	541
Total other comprehensive income	866	—	866
Comprehensive loss	$(31,468)	$3,980	$(27,488)

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Restated
Net loss	$(96,700)	$(2,874)	$(99,574)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,064)	85	(2,979)
Total other comprehensive income (loss)	(3,064)	85	(2,979)
Comprehensive loss	$(99,764)	$(2,789)	$(102,553)

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Net loss	$(57,688)	$2,140	$(55,548)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,993)	—	(1,993)
Total other comprehensive loss	(1,993)	—	(1,993)
Comprehensive loss	$(59,681)	$2,140	$(57,541)

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Year Ended December 31, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Issuance of common stock under stock plans, including tax effects	734	1	2,690	—	—	2,691
Stock-based compensation expense	—	—	16,764	—	—	16,764
Unrealized gains on marketable securities, net of tax	—	—	—	325	—	325
Foreign currency translation adjustment	—	—	—	541	—	541
Net loss	—	—	—	—	(32,334)	(32,334)
Balance at December 31, 2023	38,014	$38	$783,142	$(1,757)	$(434,496)	$346,927
Adjustments
Balance at December 31, 2022	—	$—	$(59)	$85	$(1,034)	$(1,008)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	59	—	—	59
Unrealized gains on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	3,980	3,980
Balance at December 31, 2023	—	$—	$—	$85	$2,946	$3,031
As Restated
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	734	1	2,690	—	—	2,691
Stock-based compensation expense	—	—	16,823	—	—	16,823
Unrealized gains on marketable securities, net of tax	—	—	—	325	—	325
Foreign currency translation adjustment	—	—	—	541	—	541
Net loss	—	—	—	—	(28,354)	(28,354)
Balance at December 31, 2023	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958

	Year Ended December 31, 2022
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(305,462)	$440,952
Issuance of common stock under stock plans, including tax effects	512	—	2,310	—	—	2,310
Stock-based compensation expense	—	—	15,442	—	—	15,442
Foreign currency translation adjustment	—	—	—	(3,064)	—	(3,064)
Net loss	—	—	—	—	(96,700)	(96,700)
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Adjustments
Balance at December 31, 2021	—	$—	$—	$—	$1,840	$1,840
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	(59)	—	—	(59)
Foreign currency translation adjustment	—	—	—	85	—	85
Net loss	—	—	—	—	(2,874)	(2,874)
Balance at December 31, 2022	—	$—	$(59)	$85	$(1,034)	$(1,008)
As Restated
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(303,622)	$442,792
Issuance of common stock under stock plans, including tax effects	512	—	2,310	—	—	2,310
Stock-based compensation expense	—	—	15,383	—	—	15,383
Foreign currency translation adjustment	—	—	—	(2,979)	—	(2,979)
Net loss	—	—	—	—	(99,574)	(99,574)
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932

	Year Ended December 31, 2021
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	31,797	$32	$451,433	$2,434	$(247,774)	$206,125
Issuance of common stock under stock plans, including tax effects	864	1	8,814	—	—	8,815
Sale of common stock in underwritten public offering, net	4,107	4	269,714	—	—	269,718
Stock-based compensation expense	—	—	15,975	—	—	15,975
Foreign currency translation adjustment	—	—	—	(1,993)	—	(1,993)
Net loss	—	—	—	—	(57,688)	(57,688)
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(305,462)	$440,952
Adjustments
Balance at December 31, 2020	—	$—	$—	$—	$(300)	$(300)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Sale of common stock in underwritten public offering, net	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	2,140	2,140
Balance at December 31, 2021	—	$—	$—	$—	$1,840	$1,840
As Restated
Balance at December 31, 2020	31,797	$32	$451,433	$2,434	$(248,074)	$205,825
Issuance of common stock under stock plans, including tax effects	864	1	8,814	—	—	8,815
Sale of common stock in underwritten public offering, net	4,107	4	269,714	—	—	269,718
Stock-based compensation expense	—	—	15,975	—	—	15,975
Foreign currency translation adjustment	—	—	—	(1,993)	—	(1,993)
Net loss	—	—	—	—	(55,548)	(55,548)
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(303,622)	$442,792

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(32,334)	$3,980	$(28,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,364	(89)	6,275
Credit losses on accounts receivable	336	—	336
Accretion of marketable securities	(1,964)	—	(1,964)
Operating lease right-of-use asset amortization	2,015	—	2,015
Stock-based compensation expense	16,764	59	16,823
Impairment	1,570	(209)	1,361
Other operating activity	150	(300)	(150)
Changes in assets and liabilities:
Accounts receivable	(6,695)	—	(6,695)
Inventory	(5,364)	(3,580)	(8,944)
Prepaid expenses and other current assets	(2,371)	—	(2,371)
Other non-current assets	(775)	58	(717)
Accounts payable	1,189	—	1,189
Accrued compensation and benefits, accrued expenses, and other current liabilities	4,276	134	4,410
Deferred revenue	635	—	635
Operating lease liabilities	(2,645)	—	(2,645)
Other non-current liabilities	(53)	—	(53)
Net cash used in operating activities	(18,902)	53	(18,849)
Cash flows from investing activities:
Purchases of marketable debt securities	(175,613)	—	(175,613)
Proceeds from marketable debt securities	31,000	—	31,000
Purchases of property and equipment	(3,788)	(53)	(3,841)
Net cash used in investing activities	(148,401)	(53)	(148,454)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,889	—	2,889
Payments for employee taxes withheld on stock-based compensation awards	(198)	—	(198)
Net cash provided by financing activities	2,691	—	2,691
Net increase (decrease) in cash, cash equivalents, and restricted cash	(164,612)	—	(164,612)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	301	—	301
Cash, cash equivalents, and restricted cash at beginning of period	341,337	—	341,337
Cash, cash equivalents, and restricted cash at end of period	$177,026	$—	$177,026

Supplemental disclosure of cash flow information:
Cash paid for taxes	$808	$—	$808
Purchases of property and equipment in accounts payable and accruals	$419	$—	$419
Shares received as consideration under product sales agreement (Note 4, 7)	$775	$—	$775

	Year Ended December 31, 2022
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(96,700)	$(2,874)	$(99,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,349	60	5,409
Credit losses on accounts receivable	(301)	—	(301)
Operating lease right-of-use asset amortization	715	—	715
Stock-based compensation expense	15,442	(59)	15,383
Impairment	25,592	209	25,801
Other operating activity	(439)	99	(340)
Changes in assets and liabilities:
Accounts receivable	5,156	—	5,156
Inventory	5,386	1,857	7,243
Prepaid expenses and other current assets	(568)	(170)	(738)
Other non-current assets	(909)	87	(822)
Accounts payable	(5,362)	75	(5,287)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(3,976)	377	(3,599)
Deferred revenue	2,599	—	2,599
Operating lease liabilities	(266)	—	(266)
Other non-current liabilities	10	—	10
Net cash used in operating activities	(48,272)	(339)	(48,611)
Cash flows from investing activities:
Purchases of property and equipment	(11,726)	112	(11,614)
Proceeds from RADx grant on assets purchased	520	—	520
Net cash used in investing activities	(11,206)	112	(11,094)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,311	—	2,311
Net cash provided by financing activities	2,311	—	2,311
Net increase (decrease) in cash, cash equivalents, and restricted cash	(57,167)	(227)	(57,394)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(538)	—	(538)
Cash, cash equivalents, and restricted cash at beginning of period	399,042	227	399,269
Cash, cash equivalents, and restricted cash at end of period	$341,337	$—	$341,337

Supplemental disclosure of cash flow information:
Cash paid for taxes	$684	$—	$684
Purchases of property and equipment in accounts payable and accruals	$152	$—	$152
Operating lease right-of-use assets obtained in exchange for lease liabilities	$22,494	$—	$22,494

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(57,688)	$2,140	$(55,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,851	29	4,880
Credit losses on accounts receivable	213	—	213
Operating lease right-of-use asset amortization	499	—	499
Stock-based compensation expense	15,975	—	15,975
Other operating activity	692	—	692
Changes in assets and liabilities:
Accounts receivable	(6,853)	—	(6,853)
Inventory	(8,090)	(2,035)	(10,125)
Prepaid expenses and other current assets	(393)	227	(166)
Other non-current assets	(2)	—	(2)
Accounts payable	2,414	(75)	2,339
Accrued compensation and benefits, accrued expenses, and other current liabilities	606	—	606
Deferred revenue	1,462	—	1,462
Operating lease liabilities	(1,230)	—	(1,230)
Other non-current liabilities	(363)	—	(363)
Net cash used in operating activities	(47,907)	286	(47,621)
Cash flows from investing activities:
Purchases of marketable debt securities	—	—	—
Proceeds from marketable debt securities	—	—	—
Purchases of property and equipment	(13,616)	(59)	(13,675)
Proceeds from RADx grant on assets purchased	7,278	—	7,278
Net cash used in investing activities	(6,338)	(59)	(6,397)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	8,815	—	8,815
Sale of common stock in underwritten public offering, net	269,718	—	269,718
Payments on notes payable	(7,738)	—	(7,738)
Net cash provided by financing activities	270,795	—	270,795
Net increase (decrease) in cash, cash equivalents, and restricted cash	216,550	227	216,777
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(92)	—	(92)
Cash, cash equivalents, and restricted cash at beginning of period	182,584	—	182,584
Cash, cash equivalents, and restricted cash at end of period	$399,042	$227	$399,269

Supplemental disclosure of cash flow information:
Cash paid for interest	$389	$—	$389
Purchases of property and equipment in accounts payable and accruals	$229	$—	$229

Note 2. Organization and Nature of Business
Quanterix is a life sciences company that has developed next-generation, ultra-sensitive digital immunoassay platforms that advance life sciences research and diagnostics. The Company’s platforms are based on its proprietary digital

“Simoa” detection technology and enable customers to reliably detect protein biomarkers in ultra- low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. The ability of the Company’s Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention.
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
Liquidity (As Restated)
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $431.6 million as of December 31, 2023. The Company incurred net losses of $28.4 million, $99.6 million, and $55.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company had cash and cash equivalents of $174.4 million and marketable securities of $146.9 million. The Company expects that its current cash, cash equivalents, and marketable securities will be sufficient to fund its operations for a period of at least one year from the date the Consolidated Financial Statements are issued.
Note 3. Significant Accounting Policies
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
In accordance with Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company assesses the terms of its non-marketable equity investments in entities to determine if any meet the definition of a variable interest entity (“VIE”) and require consolidation into its Consolidated Financial Statements. Refer to Note 20 - Variable Interest Entities for further discussion.

Foreign Currency (As Restated)
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
Foreign currency transaction gains (losses) are included in other income (expense), net on the Consolidated Statements of Operations. Foreign exchange losses were $0.2 million, $1.0 million and $0.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company classifies its marketable securities as either held to maturity, available-for-sale, or trading at the time of purchase and re-evaluates such classification at each balance sheet date. All of the Company’s marketable securities are currently classified as available-for-sale as it may use them in current operations. Available-for-sale securities are recorded at fair value (refer to Note 7 - Fair Value of Financial Instruments).
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
Additionally, the Company has certain financial assets that are required to be measured at fair value on a recurring basis including cash equivalents and marketable securities. Pursuant to the accounting standards for fair value measurements, the fair values of these financial assets are classified as Level 1, 2, or 3 within the fair value hierarchy as follows:
•Level 1: Observable inputs based on unadjusted quoted prices in active markets for identical assets.
•Level 2: Inputs, other than Level 1 inputs, that are observable either directly or indirectly, such as quoted prices for similar assets, quoted prices in markets that are not active, other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.
•Level 3: Unobservable inputs for which there is little or no market data and such inputs are significant to the fair value of the assets. These inputs reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset.
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
Note 4. Revenue and Related Matters
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

Disaggregated Revenue
When disaggregating revenue, the Company considers all of the economic factors that may affect its revenues. The following tables disaggregate the Company’s revenue from contracts with customers by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Year Ended December 31, 2023
	North America	EMEA	Asia Pacific	Total
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenue:
Instruments	$6,374	$4,384	$4,947	$15,705
Consumable and other products	35,122	21,216	7,627	63,965
Total	$41,496	$25,600	$12,574	$79,670

Service revenue:
Service-type warranties	$6,265	$3,001	$613	$9,879
Research services	24,706	2,000	1,122	27,828
Other services	1,436	951	(5)	2,382
Total	$32,407	$5,952	$1,730	$40,089

Collaboration and license revenue:
Total	$1,380	$—	$—	$1,380

	Year Ended December 31, 2022
	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$9,254	$8,362	$7,388	$25,004
Consumable and other products	25,894	14,514	4,396	44,804
Total	$35,148	$22,876	$11,784	$69,808

Service and other revenues:
Service-type warranties	$5,581	$2,779	$480	$8,840
Research services	22,493	1,013	147	23,653
Other services	1,144	722	136	2,002
Total	$29,218	$4,514	$763	$34,495

Collaboration and license revenue:
Total	$274	$323	$52	$649

	Year Ended December 31, 2021
	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$12,138	$8,178	$5,657	$25,973
Consumable and other products	34,997	16,122	3,970	55,089
Total	$47,135	$24,300	$9,627	$81,062

Service and other revenue:
Service-type warranties	$4,334	$2,039	$255	$6,628
Research services	12,101	2,600	124	14,825
Other services	1,372	695	109	2,176
Total	$17,807	$5,334	$488	$23,629

Collaboration and license revenue:
Total	$360	$288	$—	$648
UltraDx Product Sales Agreement
On May 26, 2022, the Company and UltraDx Limited (“UltraDx”), a company formed by ARCH Venture Partners (“ARCH”), entered into an agreement (the “UltraDx Agreement”). Under the UltraDx Agreement, the Company agreed to supply UltraDx with HD-X instruments (both fully assembled and disassembled), assays and assay components, and granted a co-exclusive license to manufacture, seek Chinese regulatory approval of (including performance of any necessary research and development activities), and commercialize, HD-X instruments assembled in China and related assays in the Chinese in vitro diagnostic (“IVD”) market. Refer to Note 17 - Related Party Transactions for a discussion of the related party relationships between Quanterix and these entities.
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
In the second quarter of 2023, UltraDx completed the qualified preferred share financing and issued to the Company one million ordinary shares. Refer to Note 7 - Fair Value of Financial Instruments for the Company’s disclosures related to determining the fair value of the shares received. Also refer to Note 20 - Variable Interest Entities for additional information on the Company’s investment in UltraDx as a result of the share issuance.
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
During the years ended December 31, 2023 and 2022, the Company recognized no grant revenue and research and development expenses incurred were not material. During the year ended December 31, 2021, the Company recognized $5.2 million in grant revenue and incurred $3.4 million in research and development expenses. As of December 31, 2023, the Company had no future obligations under the RADx Grant.
Note 5. Allowance for Credit Losses
The change in the allowance for credit losses on accounts receivable is summarized as follows (in thousands):

	2023	2022	2021
Balance at December 31 of prior year	$118	$419	$370
Provision for expected credit losses	729	752	213
Write-offs and recoveries collected	(393)	(1,053)	(164)
Balance at December 31	$454	$118	$419

Note 6. Marketable Securities
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

Note 7. Fair Value of Financial Instruments (As Restated)
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
(1)Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)Marketable securities are initially valued at their purchase price and subsequently fair valued at the end of each reporting period utilizing third party pricing services or other observable data. The pricing services utilize industry standard valuation methods, including both income and market-based approaches and observable market inputs to determine the fair value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events.
Nonrecurring Fair Value Measurements
The Company has a non-marketable equity investment in an entity that is evaluated under the VIE guidance (refer to Note 20 - Variable Interest Entities for further discussion). Pursuant to ASC 321 – Investments – Equity Securities, the Company uses the measurement alternative for equity investments without readily determinable fair values and recognizes its non-marketable equity investment at cost, less any impairment, and adjusted for any observable price changes in orderly transactions.
On June 26, 2023, the Company received ordinary shares in UltraDx (refer to Note 4 - Revenue and Related Matters) which were valued at $0.8 million upon receipt, primarily using the third-party purchase price of similar interests issued during UltraDx’s financing event that closed in the second quarter of 2023. As UltraDx is a recently formed, privately held entity, there was minimal market activity or other financial information available to determine the fair value of UltraDx’s shares and therefore this investment is considered a Level 3 financial asset. Changes in the inputs and assumptions used to determine the fair value would have resulted in a higher or lower fair value measurement.
As of December 31, 2023 the carrying value of the Company’s Level 3 financial asset was $0.8 million and is included in other non-current assets on the Consolidated Balance Sheets.

Other Fair Value Disclosures
During the years ended December 31, 2023 and 2022, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets.
Note 8. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	As of December 31,
	2023	2022
	(As Restated)	(As Restated)
Raw materials	$5,114	$5,509
Work in process	5,439	3,415
Finished goods	15,570	8,040
Total inventory	$26,123	$16,964
Note 9. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
		(As Restated)
Laboratory and manufacturing equipment	$13,141	$11,753
Office furniture and equipment	1,905	1,798
Computers and software	3,927	3,581
Leasehold improvements	13,074	13,688
Total cost	$32,047	$30,820
Less: accumulated depreciation	(14,121)	(11,009)
Property and equipment, net	$17,926	$19,811
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
For the years ended December 31, 2023, and 2022, except for the recorded impairments related to leasehold improvements associated with two leased facilities not being used (refer to Note 15 - Leases for further discussion), the Company's impairments were not material. There were no material impairments during the year ended December 31, 2021.
As of December 31, 2023, the Company capitalized $1.1 million of software development costs, all of which are included in the computers and software category above. Amounts capitalized as of December 31, 2022 and 2021 were not material. Depreciation of capitalized software costs for the years ended December 31, 2023, 2022, and 2021 was not material.

Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
	(As Restated)	(As Restated)
Accrued professional services	$1,596	$1,409
Accrued royalties	1,689	815
Accrued tax liabilities	822	186
Other accrued expenses	1,948	2,737
Total accrued expenses and other current liabilities	$6,055	$5,147
Note 11. Stock-Based Compensation
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
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)
Cost of product revenue	$839	$596	$471
Cost of service and other revenue	1,124	819	403
Research and development	1,713	1,629	1,807
Selling, general and administrative	13,147	12,339	13,294
Total stock-based compensation	$16,823	$15,383	$15,975

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
The fair value of the Company’s stock options granted and purchase rights to the ESPP were estimated using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Stock Options:
Risk-free interest rate	3.5% - 4.7%	1.4% - 4.1%	0.4% - 1.3%
Expected dividend yield	None	None	None
Expected term (in years)	5.0 - 5.2	5.0 - 5.8	6.0
Expected volatility	71.1% - 83.1%	55.0% - 70.8%	49.2% - 55.6%

Weighted-average grant date fair value per share	$10.63	$9.88	$29.96

Employee Stock Purchase Plan:
Risk-free interest rate	5.2% - 5.5%	0.7% - 3.9%	0.1%
Expected dividend yield	None	None	None
Expected term (in years)	0.5	0.5	0.5
Expected volatility	72.8% - 82.5%	51.9% - 117.3%	46.3% - 59.8%

Weighted-average grant date fair value per share	$3.19	$3.53	$8.06
Note 12. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
	(As Restated)	(As Restated)	(As Restated)
Numerator:
Net loss	$(28,354)	$(99,574)	$(55,548)
Denominator:
Weighted average common shares outstanding, basic and diluted	37,594	36,991	35,997

Net loss per share, basic and diluted	$(0.75)	$(2.69)	$(1.54)
As the Company was in a net loss position, the following common share equivalents (calculated on a weighted average basis) were excluded from the calculation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	2,783	446	2,305
Common stock and RSUs	1,512	702	531
Estimated ESPP purchases	23	52	8
Total dilutive shares	4,318	1,200	2,844

Note 13. Income Taxes (As Restated)
The following table presents the components of loss before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(30,355)	$(92,360)	$(54,414)
Foreign	2,720	(7,050)	(1,170)
Total loss before income taxes	$(27,635)	$(99,410)	$(55,584)
The following table summarizes income tax (expense) benefit (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
United States
Federal	$—	$—	$—
State	(161)	(87)	(33)
Foreign	(850)	(372)	(340)
Total current income tax provision	(1,011)	(459)	(373)
Deferred
United States
Federal	—	10	5
State	—	13	(6)
Foreign	292	272	410
Total deferred income tax benefit	292	295	409
Total income tax (expense) benefit	$(719)	$(164)	$36
A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Non-deductible executive compensation	(2.6)%	—%	—%
State taxes, net of federal benefit	(0.3%)	2.8%	6.6%
Tax credits	4.9%	1.3%	2.1%
Stock-based compensation	(1.6)%	(2.4)%	7.7%
Permanent items	(0.6)%	(0.3)%	(1.9)%
Deferred tax rate change	—%	—%	0.2%
Change in valuation allowance	(24.3)%	(20.8)%	(35.2)%
Impairment of goodwill	—%	(1.6)%	—%
Other	0.9%	(0.2%)	(0.4)%
Effective income tax rate	(2.6)%	(0.2)%	0.1%
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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$77,731	$77,689
Tax credits	8,645	7,303
Deferred revenue	2,499	2,385
Amortization	727	847
Stock-based compensation	3,186	2,773
Inventory	1,391	1,507
Capitalized R&D Costs	9,353	5,743
Lease liability	9,948	10,856
Other deferred tax assets	2,357	1,536
Total deferred tax assets	115,837	110,639
Less: valuation allowances	(110,082)	(103,372)
Net deferred tax assets	5,755	7,267
Deferred tax liabilities:
Right-of-Use Assets	(4,372)	(5,219)
Depreciation	(1,307)	(1,756)
Amortization acquired intangibles	(1,253)	(1,570)
Other deferred tax liabilities	—	(189)
Net deferred tax (liability) asset	(1,177)	(1,467)
The Company records deferred tax liabilities in other non-current liabilities on the Consolidated Balance Sheets.
The Company’s change in its valuation allowance account related to deferred tax assets was as follows (in thousands):

	2023	2022
Balance at December 31 of prior year	$103,372	$82,654
Change in valuation allowance	6,710	20,718
Balance at December 31	$110,082	$103,372
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
As of December 31, 2023, the Company had U.S. federal net operating losses (“NOLs”) of approximately $308.8 million. U.S. federal NOLs generated through December 31, 2017 of approximately $108.5 million expire at various dates through 2037, and U.S. federal NOLs generated after December 31, 2017 of approximately $200.3 million do not expire. As of December 31, 2023, the Company had U.S. federal tax credit carryforwards of approximately $6.7 million that expire at various dates through 2043.

As of December 31, 2023, the Company had $214.3 million of state NOLs, approximately $203.8 million of which expire at various dates through 2043, and approximately $10.5 million of which do not expire. As of December 31, 2023, the Company had U.S. state tax credit carryforwards of approximately $2.5 million that expire at various dates through 2038.
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
Note 14. Goodwill and Intangible Assets
During the third quarter of 2022, the Company identified certain indicators of impairment, including the significant decline in the Company’s stock price, actions taken under the Restructuring Plan (Refer to Note 18 - Restructuring), and a reduction of forecasted sales and profitability. As a result, the Company performed a goodwill impairment test and determined the carrying amount of the Company’s sole reporting unit exceeded its estimated fair value. The Company concluded that its entire goodwill balance was impaired and recognized an $8.2 million impairment charge during the third quarter of 2022. As of December 31, 2023 and December 31, 2022, the Company had no remaining goodwill balance.
Acquired intangible assets consisted of the following (in thousands, except useful life and weighted average life amounts):

		As of December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Know-how	8.5	$13,000	$(6,326)	$(1,050)	$5,624	4.0
Developed technology	7	1,650	(1,581)	—	69	1.1
Customer relationships	8.5 - 10	1,360	(1,067)	(9)	284	4.1
Non-compete agreements	5.5	340	(256)	(27)	57	1.0
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(9,280)	$(1,086)	$6,034

		As of December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Know-how	8.5	$13,000	$(4,763)	$(1,433)	$6,804	5.0
Developed technology	7	1,650	(1,458)	—	192	2.1
Customer relationships	8.5 - 10	1,360	(938)	(12)	410	5.1
Non-compete agreements	5.5	340	(193)	(37)	110	2.0
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(7,402)	$(1,482)	$7,516
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
Note 15. Leases
As part of the Restructuring Plan in the third quarter of 2022 (refer to Note 18 - Restructuring), the Company decided not to use two leased facilities in its operations and intends to sublease the vacant space to recover a portion of the total lease costs. The Company’s decision to not use the leased facilities triggered an impairment assessment and the related ROU assets and leasehold improvements became their own asset group. The impairment analysis evaluated the present value of net cash flows under the original lease and the estimated cash flows under estimated subleases to identify any impairment amount. The impairment assessment considered all industry and economic factors such as rental rates, interest rates, and recent real estate activities to estimate the net cash flows analysis and impairment amount. During 2023, the Company continued to reassess the remaining ROU assets and leasehold improvements associated with the leased facilities that remained vacant.
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
Note 16. Commitments and Contingencies
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
Refer to Note 17 - Related Party Transactions for a discussion of a related party relationship with Harvard.
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
Refer to Note 17 - Related Party Transactions for a discussion of a related party relationship with Tufts.
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
Note 17. Related Party Transactions
In June 2007, the Company entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 16 - Commitments and Contingencies). A member of the Company’s Board of Directors was previously affiliated with Tufts. This Board member continues to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts. At December 31, 2023 and 2022, open payable balances to Tufts were not material.

In August 2022, the Company entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 16 - Commitments and Contingencies). Harvard is obligated to pay a portion of the payments received from the Company under the Harvard License Agreement to a member of the Company’s Board of Directors. A member of the Company’s Board of Directors is also affiliated with Harvard and Mass General Brigham. Revenue recorded from sales of products and services to Harvard and its affiliates and to Mass General Brigham and its affiliates totaled $1.3 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively, and was not material for the year ended December 31, 2021. Cost of product revenue and operating expenses with Harvard and its affiliates and Mass General Brigham and its affiliates was $0.3 million for the year ended December 31, 2023, and was not material for the years ended December 31, 2022 and 2021. At December 31, 2023 and 2022, open payables to and receivable balances from Harvard and Mass General Brigham were not material.
As discussed in Note 4 - Revenue and Related Matters, on May 26, 2022, the Company and UltraDx, a company formed by ARCH, entered into the UltraDx Agreement to supply certain instruments and to grant certain licenses. At contract inception, the Company determined that UltraDx was a related party because a member of the Company’s Board of Directors was affiliated with ARCH and UltraDx. As of June 7, 2023, this individual was no longer a member of the Company’s Board of Directors. Cost of product revenue with UltraDx was $0.3 million for the year ended December 31, 2023 and $0.7 million for the year ended December 31, 2022. At December 31, 2023 and 2022, there were no open payable balances to UltraDx and open receivable balances from UltraDx were not material.
Note 18. Restructuring
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
As a result of the Restructuring Plan, the Company performed an impairment assessment of its goodwill, long-lived assets, including ROU assets and related leasehold improvements, and intangibles. The assessments resulted in the Company recording an impairment charge of $25.6 million during the year ended December 31, 2022, which was recorded in impairment and restructuring on the Consolidated Statements of Operations. The impairment charge included (1) $8.2 million of goodwill (refer to Note 14 - Goodwill and Intangible Assets), (2) $16.3 million associated with the ROU assets and related leasehold improvements at two leased facilities not being used (refer to Note 15 - Leases), and (3) $1.1 million for software costs related to projects that were rationalized as part of the Restructuring Plan or the related exit and disposal costs. During the year ended December 31, 2023, the Company recorded an additional impairment of $1.3 million associated with the ROU asset and related leasehold improvements at the leased facilities not being used (refer to Note 15 − Leases).
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
Note 19. Employee Benefit Plans
The Company sponsors a 401(k) savings plan for employees and may make discretionary contributions. During the years ended December 31, 2023, 2022, and 2021, the Company made contributions of $0.8 million, $1.2 million, and $1.1 million, respectively.
Note 20. Variable Interest Entities (As Restated)
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
As discussed in Note 4 - Revenue and Related Matters, during the second quarter of 2023 the Company received one million ordinary shares of UltraDx under the UltraDx Agreement. Primarily due to having less than a 5% ownership interest in UltraDx, the Company concluded that it does not have the power to direct activities impacting UltraDx’s economic performance and therefore the Company is not the primary beneficiary of the VIE.
Based on the Company’s assessments, it does not have any controlling financial interests in any VIEs, and therefore did not consolidate any VIEs into its Consolidated Financial Statements during the years ended December 31, 2023 and 2022. As of December 31, 2023, the carrying value of the Company’s investment in a VIEs was $0.8 million , which was recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 7 - Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to this VIE is limited to its carrying value and the Company does not have any future funding commitments to this VIE.
Note 21. Quarterly Financial Data (Unaudited and Restated)
The following tables present restated unaudited Consolidated Financial Statements for the quarterly and year-to-date (as applicable) periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2022, June 30, 2022, and September 30, 2022. The amounts labeled "As Previously Reported" in the following tables were derived from the previously filed Quarterly Reports on Form 10-Q. The Consolidated Statements of Operations for the quarterly periods ended December 31, 2023 and 2022 are also included and derived from the Company's earnings releases. The amounts labeled “Adjustments” represent the impact of correcting the Combined Misstatements identified by the Company. Refer to Note 1 - Restatement of Financial Statements for further discussion of the Restatement.

QUANTERIX CORPORATION
RESTATED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	As of March 31, 2023
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$329,354	$—	$329,354
Accounts receivable, net of allowance for expected credit losses	22,546	—	22,546
Inventory	17,070	(441)	16,629
Prepaid expenses and other current assets	7,002	(57)	6,945
Total current assets	375,972	(498)	375,474
Restricted cash	2,920	(322)	2,598
Property and equipment, net	19,056	(366)	18,690
Intangible assets, net	7,129	—	7,129
Right-of-use assets	20,891	—	20,891
Other non-current assets	1,345	(407)	938
Total assets	$427,313	$(1,593)	$425,720
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,585	$—	$2,585
Accrued compensation and benefits	4,880	531	5,411
Other accrued expenses	4,624	14	4,638
Deferred revenue	10,682	—	10,682
Short-term lease liabilities	3,875	—	3,875
Other current liabilities	291	—	291
Total current liabilities	26,937	545	27,482
Deferred revenue, net of current portion	1,419	—	1,419
Long-term lease liabilities	40,409	—	40,409
Other non-current liabilities	1,216	—	1,216
Total liabilities	69,981	545	70,526
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized shares: 120,000 shares; Issued and outstanding: 37,424 shares at March 31, 2023.	37	—	37
Additional paid-in capital	768,141	(18)	768,123
Accumulated other comprehensive (loss) income	(2,581)	85	(2,496)
Accumulated deficit	(408,265)	(2,205)	(410,470)
Total stockholders’ equity	357,332	(2,138)	355,194
Total liabilities and stockholders’ equity	$427,313	$(1,593)	$425,720

	As of June 30, 2023
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$329,525	$—	$329,525
Accounts receivable, net of allowance for expected credit losses	24,423	(54)	24,369
Inventory	18,156	177	18,333
Prepaid expenses and other current assets	6,954	(57)	6,897
Total current assets	379,058	66	379,124
Restricted cash	2,686	(85)	2,601
Property and equipment, net	18,328	(280)	18,048
Intangible assets, net	6,476	—	6,476
Operating lease right-of-use assets	20,380	—	20,380
Other non-current assets	2,282	(645)	1,637
Total assets	$429,210	$(944)	$428,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,238	$—	$3,238
Accrued compensation and benefits	7,525	650	8,175
Accrued expenses and other current liabilities	6,777	14	6,791
Deferred revenue	10,421	—	10,421
Operating lease liabilities	3,986	—	3,986
Total current liabilities	31,947	664	32,611
Deferred revenue, net of current portion	1,304	—	1,304
Operating lease liabilities, net of current portion	39,378	—	39,378
Other non-current liabilities	1,225	—	1,225
Total liabilities	73,854	664	74,518
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized shares: 120,000,000 shares; Issued and outstanding: 37,566 shares at June 30, 2023.	37	—	37
Additional paid-in capital	772,473	(1)	772,472
Accumulated other comprehensive loss	(2,825)	85	(2,740)
Accumulated deficit	(414,329)	(1,692)	(416,021)
Total stockholders’ equity	355,356	(1,608)	353,748
Total liabilities and stockholders’ equity	$429,210	$(944)	$428,266

	As of September 30, 2023
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$201,261	$—	$201,261
Marketable securities	126,449	—	126,449
Accounts receivable, net of allowance for expected credit losses	24,083	—	24,083
Inventory	19,945	912	20,857
Prepaid expenses and other current assets	9,273	(57)	9,216
Total current assets	381,011	855	381,866
Restricted cash	2,647	(45)	2,602
Property and equipment, net	17,517	(230)	17,287
Intangible assets, net	6,003	—	6,003
Operating lease right-of-use assets	19,860	—	19,860
Other non-current assets	2,004	(401)	1,603
Total assets	$429,042	$179	$429,221
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,786	$—	$4,786
Accrued compensation and benefits	9,775	730	10,505
Accrued expenses and other current liabilities	6,672	14	6,686
Deferred revenue	9,827	—	9,827
Operating lease liabilities	4,093	—	4,093
Total current liabilities	35,153	744	35,897
Deferred revenue, net of current portion	1,126	—	1,126
Operating lease liabilities, net of current portion	38,306	—	38,306
Other non-current liabilities	1,105	—	1,105
Total liabilities	75,690	744	76,434
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized shares: 120,000,000 shares; Issued and outstanding: 37,839 shares at September 30, 2023.	38	—	38
Additional paid-in capital	778,615	—	778,615
Accumulated other comprehensive loss	(3,214)	85	(3,129)
Accumulated deficit	(422,087)	(650)	(422,737)
Total stockholders’ equity	353,352	(565)	352,787
Total liabilities and stockholders’ equity	$429,042	$179	$429,221

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$19,287	$73	$19,360
Service and other revenue	8,579	(73)	8,506
Collaboration revenue	368	—	368
Grant revenue	222	—	222
Total revenue	28,456	—	28,456
Costs of goods sold:
Cost of product revenue	7,033	846	7,879
Cost of service and other revenue	4,497	87	4,584
Total costs of goods sold and services	11,530	933	12,463
Gross profit	16,926	(933)	15,993
Operating expenses:
Research and development	4,720	267	4,987
Selling, general and administrative	20,883	(66)	20,817
Other lease costs	776	24	800
Impairment and restructuring	(33)	—	(33)
Total operating expenses	26,346	225	26,571
Loss from operations	(9,420)	(1,158)	(10,578)
Interest income	3,449	—	3,449
Other income (expense), net	8	(13)	(5)
Loss before income taxes	(5,963)	(1,171)	(7,134)
Income tax expense	(140)	—	(140)
Net loss	$(6,103)	$(1,171)	$(7,274)

Net loss per common share, basic and diluted	$(0.16)	$(0.03)	$(0.19)

Weighted-average common shares outstanding, basic and diluted	37,327	—	37,327

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$19,692	$(143)	$19,549	$38,979	$(70)	$38,909
Service revenue	10,552	(82)	10,470	19,131	(155)	18,976
Collaboration and license revenue	629	—	629	997	—	997
Grant revenue	156	—	156	378	—	378
Total revenues	31,029	(225)	30,804	59,485	(225)	59,260
Costs of goods sold and services:
Cost of product revenue	7,236	(535)	6,701	14,269	311	14,580
Cost of service and other revenue	4,655	32	4,687	9,152	119	9,271
Total costs of goods sold and services	11,891	(503)	11,388	23,421	430	23,851
Gross profit	19,138	278	19,416	36,064	(655)	35,409
Operating expenses:
Research and development	5,946	182	6,128	10,666	449	11,115
Selling, general, and administrative	21,591	(283)	21,308	42,474	(349)	42,125
Other lease costs	1,162	(194)	968	1,938	(170)	1,768
Impairment and restructuring	—	—	—	(33)	—	(33)
Total operating expenses	28,699	(295)	28,404	55,045	(70)	54,975
Loss from operations	(9,561)	573	(8,988)	(18,981)	(585)	(19,566)
Interest income	3,886	—	3,886	7,335	—	7,335
Other expense	(154)	(60)	(214)	(146)	(73)	(219)
Loss before income taxes	(5,829)	513	(5,316)	(11,792)	(658)	(12,450)
Income tax expense	(235)	—	(235)	(375)	—	(375)
Net loss	$(6,064)	$513	$(5,551)	$(12,167)	$(658)	$(12,825)

Net loss per common share, basic and diluted	$(0.16)	$0.01	$(0.15)	$(0.33)	$(0.01)	$(0.34)

Weighted-average common shares outstanding, basic and diluted	37,494	—	37,494	37,411	—	37,411

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$19,660	$280	$19,940	$58,639	$210	$58,849
Service revenue	10,938	(55)	10,883	30,069	(210)	29,859
Collaboration and license revenue	237	—	237	1,234	—	1,234
Grant revenue	499	—	499	877	—	877
Total revenues	31,334	225	31,559	90,819	—	90,819
Costs of goods sold and services:
Cost of product revenue	8,342	(1,133)	7,209	22,611	(822)	21,789
Cost of service and other revenue	5,209	(268)	4,941	14,361	(149)	14,212
Total costs of goods sold and services	13,551	(1,401)	12,150	36,972	(971)	36,001
Gross profit	17,783	1,626	19,409	53,847	971	54,818
Operating expenses:
Research and development	7,200	539	7,739	17,866	988	18,854
Selling, general, and administrative	23,595	(45)	23,550	66,069	(394)	65,675
Other lease costs	758	170	928	2,696	—	2,696
Impairment and restructuring	—	—	—	(33)	—	(33)
Total operating expenses	31,553	664	32,217	86,598	594	87,192
Loss from operations	(13,770)	962	(12,808)	(32,751)	377	(32,374)
Interest income	4,185	—	4,185	11,520	—	11,520
Other income	2,030	80	2,110	1,884	7	1,891
Loss before income taxes	(7,555)	1,042	(6,513)	(19,347)	384	(18,963)
Income tax expense	(203)	—	(203)	(578)	—	(578)
Net loss	$(7,758)	$1,042	$(6,716)	$(19,925)	$384	$(19,541)

Net loss per common share, basic and diluted	$(0.21)	$0.03	$(0.18)	$(0.53)	$0.01	$(0.52)

Weighted-average common shares outstanding, basic and diluted	37,657	—	37,657	37,494	—	37,494

	Three Months Ended December 31, 2023
	As Previously Reported in the Company's Earnings Release	Adjustments	As Restated
Revenues:
Product revenue	$20,821	$—	$20,821
Service and other revenue	10,230	—	10,230
Collaboration revenue	146	—	146
Grant revenue	352	—	352
Total revenue	31,549	—	31,549
Costs of goods sold:
Cost of product revenue	10,025	(2,711)	7,314
Cost of service and other revenue	4,725	104	4,829
Total costs of goods sold and services	14,750	(2,607)	12,143
Gross profit	16,799	2,607	19,406
Operating expenses:
Research and development	6,991	219	7,210
Selling, general and administrative	24,172	(736)	23,436
Other lease costs	1,016	—	1,016
Impairment and restructuring	1,570	(209)	1,361
Total operating expenses	33,749	(726)	33,023
Loss from operations	(16,950)	3,333	(13,617)
Interest income	4,319	—	4,319
Other income	363	263	626
Loss before income taxes	(12,268)	3,596	(8,672)
Income tax expense	(141)	—	(141)
Net loss	$(12,409)	$3,596	$(8,813)

Net loss per common share, basic and diluted	$(0.33)	$0.10	$(0.23)

Weighted-average common shares outstanding, basic and diluted	37,890	—	37,890

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated
Net loss	$(6,103)	$(1,171)	$(7,274)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	42	—	42
Total other comprehensive income	42	—	42
Comprehensive loss	$(6,061)	$(1,171)	$(7,232)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(6,064)	$513	$(5,551)	$(12,167)	$(658)	$(12,825)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(244)	—	(244)	(202)	—	(202)
Total other comprehensive loss	(244)	—	(244)	(202)	—	(202)
Comprehensive loss	$(6,308)	$513	$(5,795)	$(12,369)	$(658)	$(13,027)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(7,758)	$1,042	$(6,716)	$(19,925)	$384	$(19,541)
Other comprehensive loss, net of tax:
Unrealized losses on marketable securities	(241)	—	(241)	(241)	—	(241)
Foreign currency translation adjustment	(148)	—	(148)	(350)	—	(350)
Total other comprehensive loss	(389)	—	(389)	(591)	—	(591)
Comprehensive loss	$(8,147)	$1,042	$(7,105)	$(20,516)	$384	$(20,132)

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended, March 31, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Issuance of common stock under stock plans, including tax effects	144	—	551	—	—	551
Stock-based compensation expense	—	—	3,902	—	—	3,902
Foreign currency translation adjustment	—	—	—	42	—	42
Net loss	—	—	—	—	(6,103)	(6,103)
Balance at March 31, 2023	37,424	$37	$768,141	$(2,581)	$(408,265)	$357,332
Adjustments
Balance at December 31, 2022	—	$—	$(59)	$85	$(1,034)	$(1,008)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	41	—	—	41
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(1,171)	(1,171)
Balance at March 31, 2023	—	$—	$(18)	$85	$(2,205)	$(2,138)
As Restated
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	144	—	551	—	—	551
Stock-based compensation expense	—	—	3,943	—	—	3,943
Foreign currency translation adjustment	—	—	—	42	—	42
Net loss	—	—	—	—	(7,274)	(7,274)
Balance at March 31, 2023	37,424	$37	$768,123	$(2,496)	$(410,470)	$355,194

	Three Months Ended June 30, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at March 31, 2023	37,424	$37	$768,141	$(2,581)	$(408,265)	$357,332
Issuance of common stock under stock plans, including tax effects	142	—	139	—	—	139
Stock-based compensation expense	—	—	4,193	—	—	4,193
Foreign currency translation adjustment	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(6,064)	(6,064)
Balance at June 30, 2023	37,566	$37	$772,473	$(2,825)	$(414,329)	$355,356
Adjustments
Balance at March 31, 2023	—	$—	$(18)	$85	$(2,205)	$(2,138)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	17	—	—	17
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	513	513
Balance at June 30, 2023	—	$—	$(1)	$85	$(1,692)	$(1,608)
As Restated
Balance at March 31, 2023	37,424	$37	$768,123	$(2,496)	$(410,470)	$355,194
Issuance of common stock under stock plans, including tax effects	142	—	139	—	—	139
Stock-based compensation expense	—	—	4,210	—	—	4,210
Foreign currency translation adjustment	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(5,551)	(5,551)
Balance at June 30, 2023	37,566	$37	$772,472	$(2,740)	$(416,021)	$353,748

	Six Months Ended June 30, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Issuance of common stock under stock plans, including tax effects	286	—	690	—	—	690
Stock-based compensation expense	—	—	8,095	—	—	8,095
Foreign currency translation adjustment	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(12,167)	(12,167)
Balance at June 30, 2023	37,566	$37	$772,473	$(2,825)	$(414,329)	$355,356
Adjustments
Balance at December 31, 2022	—	$—	$(59)	$85	$(1,034)	$(1,008)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	58	—	—	58
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(658)	(658)
Balance at June 30, 2023	—	$—	$(1)	$85	$(1,692)	$(1,608)
As Restated
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	286	—	690	—	—	690
Stock-based compensation expense	—	—	8,153	—	—	8,153
Foreign currency translation adjustment	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(12,825)	(12,825)
Balance at June 30, 2023	37,566	$37	$772,472	$(2,740)	$(416,021)	$353,748

	Three Months Ended, September 30, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at June 30, 2023	37,566	$37	$772,473	$(2,825)	$(414,329)	$355,356
Issuance of common stock under stock plans, including tax effects	273	1	1,799	—	—	1,800
Stock-based compensation expense	—	—	4,343	—	—	4,343
Unrealized loss on marketable securities, net of tax	—	—	—	(241)	—	(241)
Foreign currency translation adjustment	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	(7,758)	(7,758)
Balance at September 30, 2023	37,839	$38	$778,615	$(3,214)	$(422,087)	$353,352
Adjustments
Balance at June 30, 2023	—	$—	$(1)	$85	$(1,692)	$(1,608)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	1	—	—	1
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	1,042	1,042
Balance at September 30, 2023	—	$—	$—	$85	$(650)	$(565)
As Restated
Balance at June 30, 2023	37,566	$37	$772,472	$(2,740)	$(416,021)	$353,748
Issuance of common stock under stock plans, including tax effects	273	1	1,799	—	—	1,800
Stock-based compensation expense	—	—	4,344	—	—	4,344
Unrealized loss on marketable securities, net of tax	—	—	—	(241)	—	(241)
Foreign currency translation adjustment	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	(6,716)	(6,716)
Balance at September 30, 2023	37,839	$38	$778,615	$(3,129)	$(422,737)	$352,787

	Nine Months Ended, September 30, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Issuance of common stock under stock plans, including tax effects	559	1	2,489	—	—	2,490
Stock-based compensation expense	—	—	12,438	—	—	12,438
Unrealized loss on marketable securities, net of tax	—	—	—	(241)	—	(241)
Foreign currency translation adjustment	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	(19,925)	(19,925)
Balance at September 30, 2023	37,839	$38	$778,615	$(3,214)	$(422,087)	$353,352
Adjustments
Balance at December 31, 2022	—	$—	$(59)	$85	$(1,034)	$(1,008)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	59	—	—	59
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	384	384
Balance at September 30, 2023	—	$—	$—	$85	$(650)	$(565)
As Restated
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	559	1	2,489	—	—	2,490
Stock-based compensation expense	—	—	12,497	—	—	12,497
Unrealized loss on marketable securities, net of tax	—	—	—	(241)	—	(241)
Foreign currency translation adjustment	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	(19,541)	(19,541)
Balance at September 30, 2023	37,839	$38	$778,615	$(3,129)	$(422,737)	$352,787

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated
Operating activities:
Net loss	$(6,103)	$(1,171)	$(7,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,439	15	1,454
Credit losses on accounts receivable	178	—	178
Non-cash operating lease expense	334	—	334
Stock-based compensation expense	3,902	41	3,943
Deferred taxes	270	—	270
Changes in operating assets and liabilities:
Accounts receivable	(3,741)	—	(3,741)
Inventory	(89)	619	530
Prepaid expenses and other assets	(422)	—	(422)
Other non-current assets	(33)	—	(33)
Accounts payable	(1,271)	—	(1,271)
Accrued compensation and benefits, other accrued expenses and other current liabilities	(5,983)	174	(5,809)
Deferred revenue	2,041	—	2,041
Operating lease liabilities	179	—	179
Other non-current liabilities	(203)	—	(203)
Net cash used in operating activities	(9,502)	(322)	(9,824)
Investing activities
Purchases of property and equipment	(136)	—	(136)
Net cash used in investing activities	(136)	—	(136)
Financing activities
Proceeds from stock options exercised	13	—	13
Proceeds from ESPP purchase	551	—	551
Payments for employee taxes on units withheld	(13)	—	(13)
Net cash provided by financing activities	551	—	551
Net decrease in cash, cash equivalents and restricted cash	(9,087)	(322)	(9,409)
Effect of foreign currency exchange rate on cash	24	—	24
Cash, cash equivalents and restricted cash at beginning of period	341,337	—	341,337
Cash, cash equivalents and restricted cash at end of period	$332,274	$(322)	$331,952
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$246	$—	$246

Noncash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$147	$—	$147

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$329,354	$—	$329,354
Restricted cash	$2,920	$(322)	$2,598
Total cash, cash equivalents, and restricted cash	$332,274	$(322)	$331,952

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(12,167)	$(658)	$(12,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,845	38	2,883
Credit losses on accounts receivable	324	—	324
Operating lease right-of-use asset amortization	1,002	—	1,002
Stock-based compensation expense	8,095	58	8,153
Other operating activity	548	54	602
Loss on disposal of fixed assets
Impairment	—	54	54
Changes in assets and liabilities:
Accounts receivable	(5,750)	—	(5,750)
Inventory	(1,181)	1	(1,180)
Prepaid expenses and other current assets	(527)	—	(527)
Other non-current assets	(965)	258	(707)
Accounts payable	(631)	—	(631)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(1,326)	273	(1,053)
Deferred revenue	1,666	—	1,666
Operating lease liabilities	(730)	—	(730)
Other non-current liabilities	(72)	—	(72)
Net cash used in operating activities	(8,869)	78	(8,791)
Cash flows from investing activities:
Purchases of property and equipment	(784)	(163)	(947)
Net cash used in investing activities	(784)	(163)	(947)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	777	—	777
Payments for employee taxes withheld on stock-based compensation awards	(87)	—	(87)
Net cash provided by financing activities	690	—	690
Net decrease in cash, cash equivalents, and restricted cash	(8,963)	(85)	(9,048)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(163)	—	(163)
Cash, cash equivalents, and restricted cash at beginning of period	341,337	—	341,337
Cash, cash equivalents, and restricted cash at end of period	$332,211	$(85)	$332,126

Supplemental disclosure of cash flow information:
Cash paid for taxes	$502	$—	$502
Shares received as consideration under product sales agreement (Note 4, 7)	$1,000	$—	$1,000

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(19,925)	$384	$(19,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,788	55	4,843
Credit losses on accounts receivable	311	—	311
Foreign currency losses	359	—	359
Unrealized losses on marketable securities	(241)	—	(241)
Amortization of (discount) premium on marketable securities	(1,249)	—	(1,249)
Operating lease right-of-use asset amortization	1,518	—	1,518
Stock-based compensation expense	12,438	59	12,497
Impairment	—	130	130
Deferred income taxes	242	—	242
Loss on disposal of fixed assets	46	—	46
Accounts receivable	(5,615)	—	(5,615)
Inventory	(2,966)	(734)	(3,700)
Prepaid expenses and other current assets	(2,829)	—	(2,829)
Other non-current assets	(716)	14	(702)
Accounts payable	948	—	948
Accrued compensation and benefits, accrued expenses, and other current liabilities	876	353	1,229
Deferred revenue	894	—	894
Operating lease liabilities	(1,690)	—	(1,690)
Other non-current liabilities	(107)	—	(107)
Net cash used in operating activities	(12,918)	261	(12,657)
Cash flows from investing activities:
Purchases of marketable securities	(125,200)	—	(125,200)
Proceeds from marketable debt securities
Purchases of property and equipment	(1,572)	(306)	(1,878)
Proceeds from RADx grant on assets purchased
Net cash used in investing activities	(126,772)	(306)	(127,078)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,632	—	2,632
Payments for employee taxes withheld on stock-based compensation awards	(142)	—	(142)
Net cash provided by financing activities	2,490	—	2,490
Net decrease in cash, cash equivalents, and restricted cash	(137,200)	(45)	(137,245)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(229)	—	(229)
Cash, cash equivalents, and restricted cash at beginning of period	341,337	—	341,337
Cash, cash equivalents, and restricted cash at end of period	$203,908	$(45)	$203,863

Supplemental disclosure of cash flow information:
Cash paid for taxes	$719	$—	$719
Shares received as consideration under product sales agreement (Note 4, 7)	$775	$—	$775

QUANTERIX CORPORATION
RESTATED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	As of March 31, 2022
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$374,317	$226	$374,543
Accounts receivable, net of allowance for expected credit losses	22,616	—	22,616
Inventory	22,669	1,757	24,426
Prepaid expenses and other current assets	14,104	(226)	13,878
Total current assets	433,706	1,757	435,463
Restricted cash	2,577	—	2,577
Property and equipment, net	19,683	(44)	19,639
Intangible assets, net	9,692	—	9,692
Goodwill	9,323	—	9,323
Right-of-use assets	29,298	617	29,915
Other non-current assets	378	(300)	78
Total assets	$504,657	$2,030	$506,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,262	$(75)	$4,187
Accrued compensation and benefits	8,139	57	8,196
Other accrued expenses	8,024	—	8,024
Deferred revenue	9,194	—	9,194
Short term lease liabilities	1,886	—	1,886
Other current liabilities	268	—	268
Total current liabilities	31,773	(18)	31,755
Deferred revenue, net of current portion	1,222	—	1,222
Long term lease liabilities	43,563	—	43,563
Other non-current liabilities	1,691	—	1,691
Total liabilities	78,249	(18)	78,231
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares: 120,000 shares; Issued and outstanding: 36,899 shares at March 31, 2022.	37	—	37
Additional paid-in capital	750,742	(25)	750,717
Accumulated other comprehensive (loss) income	(756)	—	(756)
Accumulated deficit	(323,615)	2,073	(321,542)
Total stockholders’ equity	426,408	2,048	428,456
Total liabilities and stockholders’ equity	$504,657	$2,030	$506,687

	As of June 30, 2022
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$361,293	$258	$361,551
Accounts receivable, net of allowance for expected credit losses	19,683	—	19,683
Inventory	21,985	700	22,685
Prepaid expenses and other current assets	10,237	(258)	9,979
Total current assets	413,198	700	413,898
Restricted cash	2,594	—	2,594
Property and equipment, net	22,295	(319)	21,976
Intangible assets, net	8,527	—	8,527
Goodwill	8,675	—	8,675
Right-of-use assets	32,935	—	32,935
Other non-current assets	377	(300)	77
Total assets	$488,601	$81	$488,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,983	$(75)	$5,908
Accrued compensation and benefits	10,638	139	10,777
Other accrued expenses	4,799	—	4,799
Deferred revenue	12,157	—	12,157
Short term lease liabilities	2,696	—	2,696
Other current liabilities	396	—	396
Total current liabilities	36,669	64	36,733
Deferred revenue, net of current portion	1,531	—	1,531
Long term lease liabilities	43,135	—	43,135
Other non-current liabilities	1,810	—	1,810
Total liabilities	83,145	64	83,209
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares: 120,000 shares; Issued and outstanding: 36,975 shares at June 30, 2022.	37	—	37
Additional paid-in capital	756,139	(52)	756,087
Accumulated other comprehensive (loss) income	(2,203)	—	(2,203)
Accumulated deficit	(348,517)	69	(348,448)
Total stockholders’ equity	405,456	17	405,473
Total liabilities and stockholders’ equity	$488,601	$81	$488,682

	As of September 30, 2022
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$343,743	$—	$343,743
Accounts receivable, net of allowance for expected credit losses	18,330	—	18,330
Inventory	18,236	(192)	18,044
Prepaid expenses and other current assets	6,475	(400)	6,075
Total current assets	386,784	(592)	386,192
Restricted cash	2,596	—	2,596
Property and equipment, net	21,441	(246)	21,195
Intangible assets, net	7,511	—	7,511
Right-of-use assets	27,165	—	27,165
Other non-current assets	1,200	(290)	910
Total assets	$446,697	$(1,128)	$445,569
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,106	$—	$2,106
Accrued compensation and benefits	10,503	257	10,760
Other accrued expenses	5,951	90	6,041
Deferred revenue	8,976	—	8,976
Short-term lease liabilities	767	—	767
Other current liabilities	268	—	268
Total current liabilities	28,571	347	28,918
Deferred revenue, net of current portion	1,591	—	1,591
Long-term lease liabilities	42,196	—	42,196
Other non-current liabilities	1,570	—	1,570
Total liabilities	73,928	347	74,275
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares: 120,000 shares; Issued and outstanding: 37,094 shares at September 30, 2022.	37	—	37
Additional paid-in capital	759,312	(58)	759,254
Accumulated other comprehensive (loss) income	(2,999)	—	(2,999)
Accumulated deficit	(383,581)	(1,417)	(384,998)
Total stockholders’ equity	372,769	(1,475)	371,294
Total liabilities and stockholders’ equity	$446,697	$(1,128)	$445,569

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$20,656	$—	$20,656
Service and other revenue	8,810	—	8,810
Collaboration revenue	86	—	86
Total revenue	29,552	—	29,552
Costs of goods sold:
Cost of product revenue	10,746	711	11,457
Cost of service and other revenue	4,247	(249)	3,998
Total costs of goods sold and services	14,993	462	15,455
Gross profit	14,559	(462)	14,097
Operating expenses:
Research and development	7,034	(154)	6,880
Selling, general and administrative	25,712	(541)	25,171
Total operating expenses	32,746	(695)	32,051
Loss from operations	(18,187)	233	(17,954)
Interest income	52	—	52
Other expense	(217)	—	(217)
Loss before income taxes	(18,352)	233	(18,119)
Income tax benefit	199	—	199
Net loss	$(18,153)	$233	$(17,920)

Net loss per common share, basic and diluted	$(0.49)	$—	$(0.49)

Weighted-average common shares outstanding, basic and diluted	36,851	—	36,851

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$14,785	$—	$14,785	$35,441	$—	$35,441
Service and other revenue	8,548	—	8,548	17,358	—	17,358
Collaboration revenue	92	—	92	178	—	178
Grant revenue	75	—	75	75	—	75
Total revenue	23,500	—	23,500	53,052	—	53,052
Costs of goods sold:
Cost of product revenue	9,921	625	10,546	20,667	1,336	22,003
Cost of service and other revenue	4,868	(231)	4,637	9,115	(480)	8,635
Total costs of goods sold and services	14,789	394	15,183	29,782	856	30,638
Gross profit	8,711	(394)	8,317	23,270	(856)	22,414
Operating expenses:
Research and development	6,625	632	7,257	13,659	478	14,137
Selling, general and administrative	27,045	771	27,816	52,757	230	52,987
Impairment and restructuring	—	207	207	—	207	207
Total operating expenses	33,670	1,610	35,280	66,416	915	67,331
Loss from operations	(24,959)	(2,004)	(26,963)	(43,146)	(1,771)	(44,917)
Interest income	552	—	552	604	—	604
Other expense	(358)	—	(358)	(575)	—	(575)
Loss before income taxes	(24,765)	(2,004)	(26,769)	(43,117)	(1,771)	(44,888)
Income tax (expense) benefit	(137)	—	(137)	62	—	62
Net loss	$(24,902)	$(2,004)	$(26,906)	$(43,055)	$(1,771)	$(44,826)

Net loss per common share, basic and diluted	$(0.67)	$(0.06)	$(0.73)	$(1.17)	$(0.05)	$(1.22)

Weighted-average common shares outstanding, basic and diluted	36,922	—	36,922	36,887	—	36,887

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$17,693	$—	$17,693	$53,134	$—	$53,134
Service and other revenue	8,370	—	8,370	25,728	—	25,728
Collaboration revenue	301	—	301	479	—	479
Grant revenue	282	—	282	357	—	357
Total revenue	26,646	—	26,646	79,698	—	79,698
Costs of goods sold:
Cost of product revenue	10,511	836	11,347	31,178	2,172	33,350
Cost of service and other revenue	5,191	(197)	4,994	14,306	(677)	13,629
Total costs of goods sold and services	15,702	639	16,341	45,484	1,495	46,979
Gross profit	10,944	(639)	10,305	34,214	(1,495)	32,719
Operating expenses:
Research and development	6,631	198	6,829	20,290	676	20,966
Selling, general and administrative	19,966	513	20,479	72,723	743	73,466
Other lease costs	609	—	609	609	—	609
Impairment and restructuring	20,341	2	20,343	20,341	209	20,550
Total operating expenses	47,547	713	48,260	113,963	1,628	115,591
Loss from operations	(36,603)	(1,352)	(37,955)	(79,749)	(3,123)	(82,872)
Interest income	1,712	—	1,712	2,316	—	2,316
Other expense	(101)	(134)	(235)	(676)	(134)	(810)
Loss before income taxes	(34,992)	(1,486)	(36,478)	(78,109)	(3,257)	(81,366)
Income tax expense	(72)	—	(72)	(10)	—	(10)
Net loss	$(35,064)	$(1,486)	$(36,550)	$(78,119)	$(3,257)	$(81,376)

Net loss per common share, basic and diluted	$(0.95)	$(0.04)	$(0.99)	$(2.12)	$(0.08)	$(2.20)

Weighted-average common shares outstanding, basic and diluted	37,005	—	37,005	36,927	—	36,927

	Three Months Ended December 31, 2022
	As Previously Reported in the Company's Earnings Release	Adjustments	As Restated
Revenues:
Product revenue	$16,674	$—	$16,674
Service and other revenue	8,767	—	8,767
Collaboration revenue	170	—	170
Grant revenue	213	—	213
Total revenue	25,824	—	25,824
Costs of goods sold:
Cost of product revenue	9,631	(140)	9,491
Cost of service and other revenue	3,601	88	3,689
Total costs of goods sold and services	13,232	(52)	13,180
Gross profit	12,592	52	12,644
Operating expenses:
Research and development	5,600	243	5,843
Selling, general and administrative	19,272	(887)	18,385
Other lease costs	669	133	802
Impairment and restructuring	9,006	—	9,006
Total operating expenses	34,547	(511)	34,036
Loss from operations	(21,955)	563	(21,392)
Interest income	2,815	—	2,815
Other income	614	(81)	533
Loss before income taxes	(18,526)	482	(18,044)
Income tax expense	(55)	(99)	(154)
Net loss	$(18,581)	$383	$(18,198)

Net loss per common share, basic and diluted	$(0.50)	$0.01	$(0.49)

Weighted-average common shares outstanding, basic and diluted	37,160	—	37,160

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated
Net loss	$(18,153)	$233	$(17,920)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,197)	—	(1,197)
Total other comprehensive loss	(1,197)	—	(1,197)
Comprehensive loss	$(19,350)	$233	$(19,117)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(24,902)	$(2,004)	$(26,906)	$(43,055)	$(1,771)	$(44,826)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,447)	—	(1,447)	(2,644)	—	(2,644)
Total other comprehensive loss	(1,447)	—	(1,447)	(2,644)	—	(2,644)
Comprehensive loss	$(26,349)	$(2,004)	$(28,353)	$(45,699)	$(1,771)	$(47,470)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(35,064)	$(1,486)	$(36,550)	$(78,119)	$(3,257)	$(81,376)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(796)	—	(796)	(3,440)	—	(3,440)
Total other comprehensive loss	(796)	—	(796)	(3,440)	—	(3,440)
Comprehensive loss	$(35,860)	$(1,486)	$(37,346)	$(81,559)	$(3,257)	$(84,816)

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended, March 31, 2022
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(305,462)	$440,952
Issuance of common stock under stock plans, including tax effects	131	—	979	—	—	979
Stock-based compensation expense	—	—	3,827	—	—	3,827
Foreign currency translation adjustment	—	—	—	(1,197)	—	(1,197)
Net loss	—	—	—	—	(18,153)	(18,153)
Balance at March 31, 2022	36,899	$37	$750,742	$(756)	$(323,615)	$426,408
Adjustments
Balance at December 31, 2021	—	$—	$—	$—	$1,840	$1,840
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	(25)	—	—	(25)
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	233	233
Balance at March 31, 2022	—	$—	$(25)	$—	$2,073	$2,048
As Restated
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(303,622)	$442,792
Issuance of common stock under stock plans, including tax effects	131	—	979	—	—	979
Stock-based compensation expense	—	—	3,802	—	—	3,802
Foreign currency translation adjustment	—	—	—	(1,197)	—	(1,197)
Net loss	—	—	—	—	(17,920)	(17,920)
Balance at March 31, 2022	36,899	$37	$750,717	$(756)	$(321,542)	$428,456

	Three Months Ended June 30, 2022
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at March 31, 2022	36,899	$37	$750,742	$(756)	$(323,615)	$426,408
Issuance of common stock under stock plans, including tax effects	76	—	211	—	—	211
Stock-based compensation expense	—	—	5,186	—	—	5,186
Foreign currency translation adjustment	—	—	—	(1,447)	—	(1,447)
Net loss	—	—	—	—	(24,902)	(24,902)
Balance at June 30, 2022	36,975	$37	$756,139	$(2,203)	$(348,517)	$405,456
Adjustments
Balance at March 31, 2022	—	$—	$(25)	$—	$2,073	$2,048
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	(27)	—	—	(27)
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(2,004)	(2,004)
Balance at June 30, 2022	—	$—	$(52)	$—	$69	$17
As Restated
Balance at March 31, 2022	36,899	$37	$750,717	$(756)	$(321,542)	$428,456
Issuance of common stock under stock plans, including tax effects	76	—	211	—	—	211
Stock-based compensation expense	—	—	5,159	—	—	5,159
Foreign currency translation adjustment	—	—	—	(1,447)	—	(1,447)
Net loss	—	—	—	—	(26,906)	(26,906)
Balance at June 30, 2022	36,975	$37	$756,087	$(2,203)	$(348,448)	$405,473

	Six Months Ended June 30, 2022
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(305,462)	$440,952
Issuance of common stock under stock plans, including tax effects	207	—	1,190	—	—	1,190
Stock-based compensation expense	—	—	9,013	—	—	9,013
Foreign currency translation adjustment	—	—	—	(2,644)	—	(2,644)
Net loss	—	—	—	—	(43,055)	(43,055)
Balance at June 30, 2022	36,975	$37	$756,139	$(2,203)	$(348,517)	$405,456
Adjustments
Balance at December 31, 2021	—	$—	$—	$—	$1,840	$1,840
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	(52)	—	—	(52)
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(1,771)	(1,771)
Balance at June 30, 2022	—	$—	$(52)	$—	$69	$17
As Restated
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(303,622)	$442,792
Issuance of common stock under stock plans, including tax effects	207	—	1,190	—	—	1,190
Stock-based compensation expense	—	—	8,961	—	—	8,961
Foreign currency translation adjustment	—	—	—	(2,644)	—	(2,644)
Net loss	—	—	—	—	(44,826)	(44,826)
Balance at June 30, 2022	36,975	$37	$756,087	$(2,203)	$(348,448)	$405,473

	Three Months Ended, September 30, 2022
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at June 30, 2022	36,975	$37	$756,139	$(2,203)	$(348,517)	$405,456
Issuance of common stock under stock plans, including tax effects	119	—	407	—	—	407
Stock-based compensation expense	—	—	2,766	—	—	2,766
Foreign currency translation adjustment	—	—	—	(796)	—	(796)
Net loss	—	—	—	—	(35,064)	(35,064)
Balance at September 30, 2022	37,094	$37	$759,312	$(2,999)	$(383,581)	$372,769
Adjustments
Balance at June 30, 2022	—	$—	$(52)	$—	$69	$17
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	(6)	—	—	(6)
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(1,486)	(1,486)
Balance at September 30, 2022	—	$—	$(58)	$—	$(1,417)	$(1,475)
As Restated
Balance at June 30, 2022	36,975	$37	$756,087	$(2,203)	$(348,448)	$405,473
Issuance of common stock under stock plans, including tax effects	119	—	407	—	—	407
Stock-based compensation expense	—	—	2,760	—	—	2,760
Foreign currency translation adjustment	—	—	—	(796)	—	(796)
Net loss	—	—	—	—	(36,550)	(36,550)
Balance at September 30, 2022	37,094	$37	$759,254	$(2,999)	$(384,998)	$371,294

	Nine Months Ended, September 30, 2022
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(305,462)	$440,952
Issuance of common stock under stock plans, including tax effects	326	—	1,597	—	—	1,597
Stock-based compensation expense	—	—	11,779	—	—	11,779
Foreign currency translation adjustment	—	—	—	(3,440)	—	(3,440)
Net loss	—	—	—	—	(78,119)	(78,119)
Balance at September 30, 2022	37,094	$37	$759,312	$(2,999)	$(383,581)	$372,769
Adjustments
Balance at December 31, 2021	—	$—	$—	$—	$1,840	$1,840
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	(58)	—	—	(58)
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(3,257)	(3,257)
Balance at September 30, 2022	—	$—	$(58)	$—	$(1,417)	$(1,475)
As Restated
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(303,622)	$442,792
Issuance of common stock under stock plans, including tax effects	326	—	1,597	—	—	1,597
Stock-based compensation expense	—	—	11,721	—	—	11,721
Foreign currency translation adjustment	—	—	—	(3,440)	—	(3,440)
Net loss	—	—	—	—	(81,376)	(81,376)
Balance at September 30, 2022	37,094	$37	$759,254	$(2,999)	$(384,998)	$371,294

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated
Operating activities:
Net loss	$(18,153)	$233	$(17,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,358	15	1,373
Credit losses on accounts receivable	(171)	—	(171)
Reduction in the carrying amount of right-of-use assets	348	(617)	(269)
Stock-based compensation expense	3,827	(25)	3,802
Changes in operating assets and liabilities:
Accounts receivable	1,319	—	1,319
Prepaid expenses and other assets	(2,070)	(1)	(2,071)
Inventory	(484)	278	(206)
Other non-current assets	1	—	1
Accounts payable	(5,306)	—	(5,306)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(4,921)	57	(4,864)
Contract acquisition costs	(41)	—	(41)
Operating lease liabilities	(87)	—	(87)
Deferred Revenue	2,956	—	2,956
Other non-current liabilities	(271)	—	(271)
Net cash used in operating activities	(21,695)	(60)	(21,755)
Investing activities:
Purchases of property and equipment	(1,394)	59	(1,335)
Proceeds from RADx grant on assets purchased	520	—	520
Net cash (used in) provided by investing activities	(874)	59	(815)
Financing activities:
Proceeds from stock options exercised	385	—	385
Proceeds from ESPP purchase	594	—	594
Net cash provided by financing activities	979	—	979
Net decrease in cash, cash equivalents and restricted cash	(21,590)	(1)	(21,591)
Effect of foreign currency exchange rate on cash	(558)	—	(558)
Cash, restricted cash, and cash equivalents at beginning of period	399,042	227	399,269
Cash, restricted cash, and cash equivalents at end of period	$376,894	$226	$377,120

Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for lease liabilities	$18,156	$—	$18,156
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$374,317	$226	$374,543
Restricted cash	$2,577	$—	$2,577
Total cash, cash equivalents, and restricted cash	$376,894	$226	$377,120

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustments	As Restated
Operating activities:
Net loss	$(43,055)	$(1,771)	$(44,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,790	30	2,820
Credit losses on accounts receivable	581	—	581
Reduction in the carrying amount of right-of-use assets	925	—	925
Stock-based compensation expense	9,013	(52)	8,961
Impairment Expense	—	207	207
Loss on disposal of fixed assets	6	—	6
Changes in operating assets and liabilities:
Accounts receivable	3,479	—	3,479
Prepaid expenses and other assets	930	31	961
Inventory	180	1,335	1,515
Other non-current assets	2	—	2
Accounts payable	(3,220)	—	(3,220)
Accrued compensation and benefits, other accrued expenses and other current liabilities	(4,387)	139	(4,248)
Contract acquisition costs	30	—	30
Operating lease liabilities	(3,128)	—	(3,128)
Other non-current liabilities	(9)	—	(9)
Deferred Revenue	6,228	—	6,228
Net cash used in operating activities	(29,635)	(81)	(29,716)
Investing activities
Purchases of property and equipment	(6,454)	112	(6,342)
Proceeds from RADx grant on assets purchased	520	—	520
Net cash used in investing activities	(5,934)	112	(5,822)
Financing activities
Proceeds from stock options exercised	596	—	596
Proceeds from ESPP purchase	594	—	594
Net cash provided by financing activities	1,190	—	1,190
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,379)	31	(34,348)
Effect of foreign currency exchange rate on cash	(776)	—	(776)
Cash, restricted cash, and cash equivalents at beginning of period	399,042	227	399,269
Cash, restricted cash, and cash equivalents at end of period	$363,887	$258	$364,145
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$361,293	$258	$361,551
Restricted cash	$2,594	$—	$2,594
Total cash, cash equivalents, and restricted cash	$363,887	$258	$364,145

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustments	As Restated
Operating activities
Net loss	$(78,119)	$(3,257)	$(81,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,186	45	4,231
Credit losses on accounts receivable	102	—	102
Non-cash operating lease expense	1,099	—	1,099
Stock-based compensation expense	11,779	(58)	11,721
Goodwill Impairment	8,220	—	8,220
Impairment Expense	8,695	209	8,904
Other non-cash items	39	—	39
Changes in assets and liabilities:
Accounts receivable	5,045	—	5,045
Inventory	3,919	2,227	6,146
Prepaid expenses and other assets	(262)	(20)	(282)
Other non-current assets	(859)	2	(857)
Accounts payable	(7,085)	75	(7,010)
Accrued compensation and benefits, other accrued expenses and other current liabilities	(3,021)	107	(2,914)
Contract acquisition costs	—	331	331
Deferred revenue	3,108	—	3,108
Operating lease liabilities	(1,156)	—	(1,156)
Other non-current liabilities	128	—	128
Net cash used in operating activities	(44,182)	(339)	(44,521)
Investing activities:
Purchases of property and equipment	(10,131)	112	(10,019)
Proceeds from RADx grant on assets purchased	520	—	520
Net cash used in investing activities	(9,611)	112	(9,499)
Financing activities
Proceeds from stock options exercised	716	—	716
Proceeds from ESPP purchase	881	—	881
Net cash provided by financing activities	1,597	—	1,597
Net decrease in cash, cash equivalents and restricted cash	(52,196)	(227)	(52,423)
Effect of foreign currency exchange rate on cash	(507)	—	(507)
Cash, cash equivalents and restricted stock at beginning of period	399,042	227	399,269
Cash, cash equivalents and restricted stock at end of period	$346,339	$—	$346,339

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$263	$—	$263

Noncash transactions:
Purchases of property and equipment included in accounts payable and accrued expenses	$198	$90	$288
Right-of-use asset obtained in exchange for lease liabilities	$22,239	$—	$22,239

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$343,743	$—	$343,743
Restricted cash	$2,596	$—	$2,596
Total cash, cash equivalents, and restricted cash	$346,339	$—	$346,339