Form 10-Q/A
period 2024-03-31
Quanterix Corp
filed 2024-12-26
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Overview

Quanterix Corporation (“it”, “Quanterix” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2024 (the “Original Report”), in order to reflect the effects of the restatement of the financial statements included therein (the “Restatement”). This Amended Report includes the Company’s restated unaudited Consolidated Financial Statements as of March 31, 2024, for the quarterly periods ended March 31, 2024 and 2023, and the Company's restated audited Consolidated Financial Statements as of December 31, 2023 to correct an error related to its inventory valuation and to correct certain other unrelated errors.

On December 23, 2024, the Company also filed Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, originally filed with the SEC on February 29, 2024 (the “Amended Annual Report”), to amend and restate certain items in such report and to include the Company’s restated audited Consolidated Financial Statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December, 31 2023 and its unaudited Consolidated Financial Statements for all of the quarterly and year-to-date (as applicable) periods of 2023 and 2022.

In addition, the Company is separately filing an amendment to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2024, originally filed with the SEC on August 8, 2024 (collectively with this Amended Report and the Amended Annual Report, the “Amended Filings”), which includes restated unaudited Consolidated Financial Statements for the quarterly and year-to-date periods of 2024 and 2023 covered by such report.

Restatement Background

As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on November 12, 2024, in connection with its efforts to remediate a material weakness in its internal control over financial reporting relating to the operating effectiveness of internal controls associated with the accounting for inventory valuation, and while performing closing procedures for the third quarter of 2024, management identified an error related to the capitalization of labor and overhead costs in the Company's inventory balances in prior periods (the “Misstatement”). The error was not caused by any override of controls, misconduct, or fraud. The correction of the Misstatement impacts the previously reported amounts of inventory, cost of product revenue, net loss per common share, and all related financial statement subtotals and totals. In addition to correcting the Misstatement, the Amended Filings also reflect adjustments to correct unrelated errors to other financial statement line items identified by the Company in prior periods which include, but are not limited to, adjustments to property and equipment, accrued compensation and benefits, and operating expenses.

Refer to Note 1 - Restatement of Financial Statements in the Notes to Consolidated Financial Statements for more information related to the Restatement, including the impact on the Company’s Consolidated Financial Statements.

Internal Control Considerations

In connection with preparing this Amended Report, management has updated its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2024, as further described in Part I, Item 4. “Controls and Procedures” of this Amended Report. Consistent with the conclusion in Part II, Item 9A. “Controls and Procedures” of the Amended Annual Report, management continued to conclude that its internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2024 due to the previously identified material weaknesses in its internal control over financial reporting, including that the material weakness in the controls relating to the operating effectiveness over accounting for inventory valuation should reflect the additional internal control design deficiency associated with the Misstatement.

Items Amended in this Amended Report

This Amended Report amends and restates the sections of the Original Report listed below, with modifications as necessary to reflect the Restatement. No attempt has been made in this Amended Report to update other disclosures in the Original Report, except as required to reflect the effects of the Restatement in the following amended items:

•Note Regarding Forward-Looking Statements
•Part I, Item 1. Financial Statements (Unaudited)
•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 6. Exhibits

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

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) are filed herewith as Exhibits 31.1, 31.2 and 32.1 to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

TQUANTERIX CORPORATION

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Amended Report refer to Quanterix Corporation and its consolidated subsidiaries.
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Report contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Amended Report are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance and the effects of the Restatement, and are subject to a number of risks, uncertainties, and assumptions, including those further described elsewhere in this Amended Report, in the section titled “Part II, Item 1A. Risk Factors” of the Original Report, in the section titled “Part I, Item 1A. Risk Factors” of the Amended Annual Report, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Amended Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Readers should read this Amended Report and any documents referenced herein that we have filed with the SEC as exhibits to this Amended Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$45,281	$174,422
Marketable securities	256,640	146,902
Accounts receivable, net of allowance for expected credit losses	29,276	25,414
Inventory	28,634	26,123
Prepaid expenses and other current assets	9,521	9,234
Total current assets	369,352	382,095
Restricted cash	2,605	2,604
Property and equipment, net	17,492	17,926
Intangible assets, net	5,339	6,034
Operating lease right-of-use assets	17,748	18,251
Other non-current assets	1,669	1,657
Total assets	$414,205	$428,567
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,979	$5,048
Accrued compensation and benefits	7,196	14,170
Accrued expenses and other current liabilities	6,982	6,055
Deferred revenue	10,234	9,468
Operating lease liabilities	4,366	4,241
Total current liabilities	32,757	38,982
Deferred revenue, net of current portion	933	1,227
Operating lease liabilities, net of current portion	36,084	37,223
Other non-current liabilities	1,053	1,177
Total liabilities	70,827	78,609
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; issued and outstanding: 38,288 and 38,014 shares at March 31, 2024 and December 31, 2023, respectively	38	38
Additional paid-in capital	789,006	783,142
Accumulated other comprehensive loss	(2,953)	(1,672)
Accumulated deficit	(442,713)	(431,550)
Total stockholders’ equity	343,378	349,958
Total liabilities and stockholders’ equity	$414,205	$428,567
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Revenues:
Product revenue	$19,670	$19,360
Service and other revenue	11,967	8,506
Collaboration and license revenue	155	368
Grant revenue	274	222
Total revenues	32,066	28,456
Costs of goods sold and services:
Cost of product revenue	8,237	7,879
Cost of service and other revenue	5,281	4,584
Total costs of goods sold and services	13,518	12,463
Gross profit	18,548	15,993
Operating expenses:
Research and development	6,742	4,987
Selling, general and administrative	26,039	20,784
Other lease costs	924	800
Total operating expenses	33,705	26,571
Loss from operations	(15,157)	(10,578)
Interest income	3,948	3,449
Other income (expense), net	226	(5)
Loss before income taxes	(10,983)	(7,134)
Income tax expense	(180)	(140)
Net loss	$(11,163)	$(7,274)

Net loss per common share, basic and diluted	$(0.29)	$(0.19)

Weighted-average common shares outstanding, basic and diluted	38,126	37,327
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Net loss	$(11,163)	$(7,274)
Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities	(607)	—
Foreign currency translation adjustment	(674)	42
Total other comprehensive income (loss)	(1,281)	42
Comprehensive loss	$(12,444)	$(7,232)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023 (As Restated)	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, including tax effects	274	—	599	—	—	599
Stock-based compensation expense	—	—	5,265	—	—	5,265
Unrealized loss on marketable securities, net of tax	—	—	—	(607)	—	(607)
Foreign currency translation adjustment	—	—	—	(674)	—	(674)
Net loss, as restated	—	—	—	—	(11,163)	(11,163)
Balance at March 31, 2024 (As Restated)	38,288	$38	$789,006	$(2,953)	$(442,713)	$343,378

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022 (As Restated)	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	144	—	551	—	—	551
Stock-based compensation expense, as restated	—	—	3,943	—	—	3,943
Foreign currency translation adjustment	—	—	—	42	—	42
Net loss, as restated	—	—	—	—	(7,274)	(7,274)
Balance at March 31, 2023 (As Restated)	37,424	$37	$768,123	$(2,496)	$(410,470)	$355,194
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(11,163)	$(7,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,523	1,454
Credit losses on accounts receivable	176	178
Accretion of marketable securities	(1,657)	—
Operating lease right-of-use asset amortization	478	334
Stock-based compensation expense	5,265	3,943
Other operating activity	55	270
Changes in assets and liabilities:
Accounts receivable	(4,233)	(3,741)
Inventory	(2,531)	530
Prepaid expenses and other current assets	(281)	(422)
Other non-current assets	(33)	(33)
Accounts payable	(1,057)	(1,271)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(6,200)	(5,809)
Deferred revenue	472	2,041
Operating lease liabilities	(988)	179
Other non-current liabilities	10	(203)
Net cash used in operating activities	(20,164)	(9,824)
Cash flows from investing activities:
Purchases of marketable securities	(137,889)	—
Proceeds from maturities of marketable securities	29,200	—
Purchases of property and equipment	(506)	(136)
Net cash used in investing activities	(109,195)	(136)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,037	564
Payments for employee taxes withheld on stock-based compensation awards	(1,438)	(13)
Net cash provided by financing activities	599	551
Net decrease in cash, cash equivalents, and restricted cash	(128,760)	(9,409)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(380)	24
Cash, cash equivalents, and restricted cash at beginning of period	177,026	341,337
Cash, cash equivalents, and restricted cash at end of period	$47,886	$331,952

Supplemental disclosure of cash flow information:
Cash paid for taxes	$175	$246
Purchases of property and equipment in accounts payable and accrued expenses	$222	$147
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Restatement of Financial Statements
Subsequent to the issuance of Quanterix Corporation's (“Quanterix” or the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2024 (the “Original Report”), the Company identified an error related to the capitalization of labor and overhead costs in the Company's inventory balances (the “Misstatement”), which impacted the previously issued unaudited Consolidated Financial Statements as of March 31, 2024, for the quarterly periods ended March 31, 2024 and 2023, and the audited Consolidated Financial Statements as of December 31, 2023 (the “Restatement Periods”). In accordance with ASC 250 - Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) No. 99 - Materiality, and SAB No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded the error was material to the Company’s financial statements and required restatement of the financial statements for the Restatement Periods (the “Restatement”). In connection with the Restatement, the Company is also correcting unrelated errors identified by the Company in prior periods.
Restatement Background
In connection with the Company's efforts to remediate a material weakness in its internal control over financial reporting relating to the operating effectiveness of internal controls associated with the accounting for inventory valuation, and while performing closing procedures for the third quarter of 2024, the Company identified the Misstatement. The correction of the Misstatement impacts the previously reported amounts of inventory, cost of product revenue, net loss per common share, and all related financial statement subtotals and totals. In addition, the correction of unrelated errors identified by the Company in prior periods includes, but is not limited to, adjustments to property and equipment, accrued compensation and benefits, and operating expenses (together with the Misstatement, the “Combined Misstatements”).
Impact of Restatement
The following tables present the impact of the Restatement to the specific line items presented in the previously reported unaudited Consolidated Financial Statements in all Restatement Periods. The amounts labeled "As Previously Reported" were derived from the Original Report. The amounts labeled “Adjustments” represent the impact of correcting the Combined Misstatements identified by the Company. The effects of the Restatement have been corrected in all impacted tables and footnotes throughout the Consolidated Financial Statements herein.

QUANTERIX CORPORATION
RESTATED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	As of March 31, 2024
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$45,281	$—	$45,281
Marketable securities	256,640	—	256,640
Accounts receivable, net of allowance for expected credit losses	29,276	—	29,276
Inventory	26,015	2,619	28,634
Prepaid expenses and other current assets	9,551	(30)	9,521
Total current assets	366,763	2,589	369,352
Restricted cash	2,605	—	2,605
Property and equipment, net	17,492	—	17,492
Intangible assets, net	5,339	—	5,339
Operating lease right-of-use assets	17,748	—	17,748
Other non-current assets	1,802	(133)	1,669
Total assets	$411,749	$2,456	$414,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,914	$65	$3,979
Accrued compensation and benefits	6,706	490	7,196
Accrued expenses and other current liabilities	7,021	(39)	6,982
Deferred revenue	10,234	—	10,234
Operating lease liabilities	4,366	—	4,366
Total current liabilities	32,241	516	32,757
Deferred revenue, net of current portion	933	—	933
Operating lease liabilities, net of current portion	36,084	—	36,084
Other non-current liabilities	1,053	—	1,053
Total liabilities	70,311	516	70,827
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; issued and outstanding: 38,288 shares at March 31, 2024	38	—	38
Additional paid-in capital	789,006	—	789,006
Accumulated other comprehensive loss	(3,038)	85	(2,953)
Accumulated deficit	(444,568)	1,855	(442,713)
Total stockholders’ equity	341,438	1,940	343,378
Total liabilities and stockholders’ equity	$411,749	$2,456	$414,205

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$174,422	$—	$174,422
Marketable securities	146,902	—	146,902
Accounts receivable, net of allowance for expected credit losses	25,414	—	25,414
Inventory	22,365	3,758	26,123
Prepaid expenses and other current assets	9,291	(57)	9,234
Total current assets	378,394	3,701	382,095
Restricted cash	2,604	—	2,604
Property and equipment, net	17,926	—	17,926
Intangible assets, net	6,034	—	6,034
Operating lease right-of-use assets	18,251	—	18,251
Other non-current assets	1,802	(145)	1,657
Total assets	$425,011	$3,556	$428,567
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,048	$—	$5,048
Accrued compensation and benefits	13,659	511	14,170
Accrued expenses and other current liabilities	6,041	14	6,055
Deferred revenue	9,468	—	9,468
Operating lease liabilities	4,241	—	4,241
Total current liabilities	38,457	525	38,982
Deferred revenue, net of current portion	1,227	—	1,227
Operating lease liabilities, net of current portion	37,223	—	37,223
Other non-current liabilities	1,177	—	1,177
Total liabilities	78,084	525	78,609
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; issued and outstanding: 38,014 shares at December 31, 2023	38	—	38
Additional paid-in capital	783,142	—	783,142
Accumulated other comprehensive loss	(1,757)	85	(1,672)
Accumulated deficit	(434,496)	2,946	(431,550)
Total stockholders’ equity	346,927	3,031	349,958
Total liabilities and stockholders’ equity	$425,011	$3,556	$428,567

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$19,670	$—	$19,670	$19,287	$73	$19,360
Service revenue	11,967	—	11,967	8,579	(73)	8,506
Collaboration and license revenue	155	—	155	368	—	368
Grant revenue	274	—	274	222	—	222
Total revenues	32,066	—	32,066	28,456	—	28,456
Costs of goods sold and services:
Cost of product revenue	7,145	1,092	8,237	7,033	846	7,879
Cost of service and other revenue	5,295	(14)	5,281	4,497	87	4,584
Total costs of goods sold and services	12,440	1,078	13,518	11,530	933	12,463
Gross profit	19,626	(1,078)	18,548	16,926	(933)	15,993
Operating expenses:
Research and development	6,675	67	6,742	4,720	267	4,987
Selling, general, and administrative	25,993	46	26,039	20,850	(66)	20,784
Other lease costs	924	—	924	776	24	800
Total operating expenses	33,592	113	33,705	26,346	225	26,571
Loss from operations	(13,966)	(1,191)	(15,157)	(9,420)	(1,158)	(10,578)
Interest income	3,948	—	3,948	3,449	—	3,449
Other income (expense), net	206	20	226	8	(13)	(5)
Loss before income taxes	(9,812)	(1,171)	(10,983)	(5,963)	(1,171)	(7,134)
Income tax expense	(260)	80	(180)	(140)	—	(140)
Net loss	$(10,072)	$(1,091)	$(11,163)	$(6,103)	$(1,171)	$(7,274)

Net loss per common share, basic and diluted	$(0.26)	$(0.03)	$(0.29)	$(0.16)	$(0.03)	$(0.19)

Weighted-average common shares outstanding, basic and diluted	38,126	—	38,126	37,327	—	37,327

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(10,072)	$(1,091)	$(11,163)	$(6,103)	$(1,171)	$(7,274)
Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities	(607)	—	(607)	—	—	—
Foreign currency translation adjustment	(674)	—	(674)	42	—	42
Total other comprehensive income (loss)	(1,281)	—	(1,281)	42	—	42
Comprehensive loss	$(11,353)	$(1,091)	$(12,444)	$(6,061)	$(1,171)	$(7,232)

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended March 31, 2024
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	38,014	$38	$783,142	$(1,757)	$(434,496)	$346,927
Issuance of common stock under stock plans, including tax effects	274	—	599	—	—	599
Stock-based compensation expense	—	—	5,265	—	—	5,265
Unrealized loss on marketable securities, net of tax	—	—	—	(607)	—	(607)
Foreign currency translation adjustment	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	(10,072)	(10,072)
Balance at March 31, 2024	38,288	$38	$789,006	$(3,038)	$(444,568)	$341,438
Adjustments
Balance at December 31, 2023	—	$—	$—	$85	$2,946	$3,031
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(1,091)	(1,091)
Balance at March 31, 2024	—	$—	$—	$85	$1,855	$1,940
As Restated
Balance at December 31, 2023	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, including tax effects	274	—	599	—	—	599
Stock-based compensation expense	—	—	5,265	—	—	5,265
Unrealized loss on marketable securities, net of tax	—	—	—	(607)	—	(607)
Foreign currency translation adjustment	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	(11,163)	(11,163)
Balance at March 31, 2024	38,288	$38	$789,006	$(2,953)	$(442,713)	$343,378

	Three Months Ended March 31, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Issuance of common stock under stock plans, including tax effects	144	—	551	—	—	551
Stock-based compensation expense	—	—	3,902	—	—	3,902
Foreign currency translation adjustment	—	—	—	42	—	42
Net loss	—	—	—	—	(6,103)	(6,103)
Balance at March 31, 2023	37,424	$37	$768,141	$(2,581)	$(408,265)	$357,332
Adjustments
Balance at December 31, 2022	—	$—	$(59)	$85	$(1,034)	$(1,008)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	41	—	—	41
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(1,171)	(1,171)
Balance at March 31, 2023	—	$—	$(18)	$85	$(2,205)	$(2,138)
As Restated
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	144	—	551	—	—	551
Stock-based compensation expense	—	—	3,943	—	—	3,943
Foreign currency translation adjustment	—	—	—	42	—	42
Net loss	—	—	—	—	(7,274)	(7,274)
Balance at March 31, 2023	37,424	$37	$768,123	$(2,496)	$(410,470)	$355,194

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended, March 31, 2024
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(10,072)	$(1,091)	$(11,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,523	—	1,523
Credit losses on accounts receivable	176	—	176
Accretion of marketable securities	(1,657)	—	(1,657)
Operating lease right-of-use asset amortization	478	—	478
Stock-based compensation expense	5,265	—	5,265
Other operating activity	55	—	55
Changes in assets and liabilities:
Accounts receivable	(4,233)	—	(4,233)
Inventory	(3,670)	1,139	(2,531)
Prepaid expenses and other current assets	(254)	(27)	(281)
Other non-current assets	(21)	(12)	(33)
Accounts payable	(1,122)	65	(1,057)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(6,126)	(74)	(6,200)
Deferred revenue	472	—	472
Operating lease liabilities	(988)	—	(988)
Other non-current liabilities	10	—	10
Net cash used in operating activities	(20,164)	—	(20,164)
Cash flows from investing activities:
Purchases of marketable securities	(137,889)	—	(137,889)
Proceeds from maturities of marketable securities	29,200	—	29,200
Purchases of property and equipment	(506)	—	(506)
Net cash used in investing activities	(109,195)	—	(109,195)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,037	—	2,037
Payments for employee taxes withheld on stock-based compensation awards	(1,438)	—	(1,438)
Net cash provided by financing activities	599	—	599
Net decrease in cash, cash equivalents, and restricted cash	(128,760)	—	(128,760)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(380)	—	(380)
Cash, cash equivalents, and restricted cash at beginning of period	177,026	—	177,026
Cash, cash equivalents, and restricted cash at end of period	$47,886	$—	$47,886

Supplemental disclosure of cash flow information:
Cash paid for taxes	$175	$—	$175
Purchases of property and equipment in accounts payable and accruals	$222	$—	$222

	Three Months Ended, March 31, 2023
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(6,103)	$(1,171)	$(7,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,439	15	1,454
Credit losses on accounts receivable	178	—	178
Operating lease right-of-use asset amortization	334	—	334
Stock-based compensation expense	3,902	41	3,943
Other operating activity	270	—	270
Changes in assets and liabilities:
Accounts receivable	(3,741)	—	(3,741)
Inventory	(89)	619	530
Prepaid expenses and other current assets	(422)	—	(422)
Other non-current assets	(33)	—	(33)
Accounts payable	(1,271)	—	(1,271)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(5,983)	174	(5,809)
Deferred revenue	2,041	—	2,041
Operating lease liabilities	179	—	179
Other non-current liabilities	(203)	—	(203)
Net cash used in operating activities	(9,502)	(322)	(9,824)
Cash flows from investing activities:
Purchases of property and equipment	(136)	—	(136)
Net cash used in investing activities	(136)	—	(136)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	564	—	564
Payments for employee taxes withheld on stock-based compensation awards	(13)	—	(13)
Net cash provided by financing activities	551	—	551
Net decrease in cash, cash equivalents, and restricted cash	(9,087)	(322)	(9,409)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	24	—	24
Cash, cash equivalents, and restricted cash at beginning of period	341,337	—	341,337
Cash, cash equivalents, and restricted cash at end of period	$332,274	$(322)	$331,952

Supplemental disclosure of cash flow information:
Cash paid for taxes	$246	$—	$246
Purchases of property and equipment in accounts payable and accruals	$147	$—	$147

Note 2. Organization and Nature of Business
Quanterix is a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance life sciences research and diagnostics. The Company’s platforms are based on its proprietary digital “Simoa” detection technology and enable customers to reliably detect protein biomarkers in ultra-low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. The ability of the Company’s Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention.
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
Note 3. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete financial statements prepared in accordance with U.S. GAAP are not included herein. The Consolidated Balance Sheet and related information as of December 31, 2023 included herein was derived from the restated audited Consolidated Financial Statements as of December 31, 2023 (as restated), but does not include all disclosures required by U.S. GAAP on an annual reporting basis. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the SEC on February 29, 2024 (the “Original Annual Report”), and Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on December 23, 2024. Since the date of the Original Annual Report, there have been no changes or updates to the Company’s significant accounting policies, other than those described below.
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
In accordance with Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company assesses the terms of non-marketable equity investments in entities to determine if any meet the definition of a variable interest entity (“VIE”) and require consolidation into its Consolidated Financial Statements. Refer to Note 15 − Variable Interest Entities for further discussion.
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
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of March 31,
	2024	2023
		(As Restated)
Cash and cash equivalents	$45,281	$329,354
Restricted cash	2,605	2,598
Cash, cash equivalents, and restricted cash	$47,886	$331,952
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
Disaggregated Revenue
When disaggregating revenue, the Company considers all of the economic factors that may affect its revenues. The following table disaggregates the Company’s revenue from contracts with customers by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
	(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenue:
Instruments	$408	$1,269	$869	$2,546	$2,144	$1,981	$1,135	$5,260
Consumable and other products	10,297	4,299	2,528	17,124	7,497	4,971	1,632	14,100
Total	$10,705	$5,568	$3,397	$19,670	$9,641	$6,952	$2,767	$19,360

Service revenue:
Service-type warranties	$1,637	$852	$194	$2,683	$1,517	$675	$133	$2,325
Research services	5,762	2,802	127	8,691	5,190	234	115	5,539
Other services	318	248	27	593	381	257	4	642
Total	$7,717	$3,902	$348	$11,967	$7,088	$1,166	$252	$8,506

Collaboration and license revenue:
Total	$155	$—	$—	$155	$368	$—	$—	$368
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
Note 7. Fair Value of Financial Instruments
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
Nonrecurring Fair Value Measurements
The Company has a non-marketable equity investment in an entity that is evaluated under the VIE guidance (refer to Note 15 - Variable Interest Entities for further discussion). Pursuant to ASC 321 – Investments – Equity Securities, the Company uses the measurement alternative for equity investments without readily determinable fair values and recognizes its non-marketable equity investment at cost, less any impairment, and adjusted for any observable price changes in orderly transactions. The Company’s investment is classified as a Level 3 financial asset. Changes in the inputs and assumptions used to determine the fair value would result in a higher or lower fair value measurement.
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

Note 8. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(As Restated)	(As Restated)
Raw materials	$6,082	$5,114
Work in process	8,391	5,439
Finished goods	14,161	15,570
Total inventory	$28,634	$26,123
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(As Restated)	(As Restated)
Accrued professional services	$1,947	$1,596
Accrued royalties	1,631	1,689
Accrued tax liabilities	1,446	822
Other accrued expenses	1,958	1,948
Total accrued expenses and other current liabilities	$6,982	$6,055
Note 10. Stock-Based Compensation
Stock Options
Stock option activity for the three months ended March 31, 2024 is presented below (in thousands, except per share and contractual life amounts):

	Number of options	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	2,774	$19.62	7.9	$26,941
Granted	1,179	22.74
Exercised	(104)	12.34
Forfeited/expired	(181)	20.24
Outstanding at March 31, 2024	3,668	$20.80	8.3	$17,741
Exercisable at March 31, 2024	1,297	$22.24	6.6	$7,615
Vested and expected to vest at March 31, 2024	3,668	$20.80	8.3	$17,741

Restricted Stock Units
Restricted stock unit (“RSU”) activity for the three months ended March 31, 2024 is presented below (in thousands, except per share amounts):

	Number of shares	Weighted-average grant date fair value per share
Unvested at December 31, 2023	1,328	$17.87
Granted	446	24.40
Vested	(197)	17.57
Forfeited	(96)	20.52
Unvested at March 31, 2024	1,481	$19.71
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
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Cost of product revenue	$281	$197
Cost of service and other revenue	308	350
Research and development	543	379
Selling, general and administrative	4,133	3,017
Total stock-based compensation expense	$5,265	$3,943
As of March 31, 2024, there was $56.0 million of total unrecognized stock-based compensation expense related to unvested RSUs and stock options, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.
Note 11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Numerator:
Net loss	$(11,163)	$(7,274)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,126	37,327

Net loss per share, basic and diluted	$(0.29)	$(0.19)

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
Note 12. Income Taxes (As Restated)
The Company’s effective tax rates were (1.6)% and (2.0)% for the three months ended March 31, 2024 and 2023, respectively. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.
The Company maintains a valuation allowance on the majority of its deferred tax assets, and it has concluded that it is more likely than not that the deferred assets will not be utilized.
Note 13. Commitments and Contingencies
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
Note 15. Variable Interest Entities (As Restated)
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
As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s investment in a VIE was $0.8 million, which was recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 7 − Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to the VIE is limited to its carrying value and the Company does not have any future funding commitments to the VIE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in the section titled “Part I. Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q/A (the “Amended Report") and our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 23, 2024 (the “Amended Annual Report”). Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth in the sections titled “Part II, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Amended Report, “Part II, Item 1A. Risk Factors” of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Original Report”), as filed with the SEC on May 8, 2024, or “Part I, Item 1A. Risk Factors” of the Amended Annual Report, as may be updated by Part II, Item 1A. Risk Factors in our subsequently filed Quarterly Reports on Form 10-Q. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us, “and “our” in this Amended Report refer to Quanterix Corporation and its consolidated subsidiaries.
Restatement of Previously Issued Financial Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the restatement of our Consolidated Financial Statements as described in Note 1 - Restatement of Financial Statements (the “Restatement”). For further detail regarding the Restatement, refer to the sections titled “Explanatory Note” and “Part I, Item 4. Controls and Procedures.”

Other than to reflect effects of the Restatement, this discussion does not reflect any information or events occurring after May 8, 2024, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.
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
As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $301.9 million. Since our inception, we have incurred annual net losses, including net losses of $11.2 million and $7.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $442.7 million and stockholders’ equity of $343.4 million.
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
Comparison of Results of Operations for Three Months Ended March 31, 2024 and 2023:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,				Increase (Decrease)
	2024	% of revenue	2023	% of revenue	Amount	%
	(As Restated)		(As Restated)
Revenues:
Product revenue	$19,670	61%	$19,360	68%	$310	2%
Service and other revenue	11,967	37%	8,506	30%	3,461	41%
Collaboration and license revenue	155	—%	368	1%	(213)	(58)%
Grant revenue	274	1%	222	1%	52	23%
Total revenues	32,066	100%	28,456	100%	3,610	13%
Costs of goods sold and services:
Cost of product revenue	8,237	26%	7,879	28%	358	5%
Cost of service and other revenue	5,281	16%	4,584	16%	697	15%
Total costs of goods sold and services	13,518	42%	12,463	44%	1,055	8%
Gross profit	18,548	58%	15,993	56%	2,555	16%
Operating expenses:
Research and development	6,742	21%	4,987	18%	1,755	35%
Selling, general and administrative	26,039	81%	20,784	73%	5,255	25%
Other lease costs	924	3%	800	3%	124	16%
Total operating expenses	33,705	105%	26,571	93%	7,134	27%
Loss from operations	(15,157)	(47)%	(10,578)	(37)%	4,579	43%
Interest income	3,948	12%	3,449	12%	499	14%
Other income (expense), net	226	1%	(5)	—%	231	(4,620)%
Loss before income taxes	(10,983)	(34)%	(7,134)	(25)%	3,849	54%
Income tax expense	(180)	(1)%	(140)	—%	40	29%
Net loss	$(11,163)	(35)%	$(7,274)	(26)%	$3,889	53%
Revenues (As Restated)
Total revenues increased $3.6 million, or 13%, to $32.1 million for the three months ended March 31, 2024, compared to $28.5 million for the three months ended March 31, 2023.

Product revenue of $19.7 million for the three months ended March 31, 2024 consisted of instrument sales of $2.5 million and sales of consumables and other products of $17.1 million. This represented an increase of $0.3 million, or 2%, compared to product revenue of $19.4 million for the three months ended March 31, 2023. The increase in product revenue was primarily due to a $3.0 million increase in sales of consumables from increases in both customer demand and selling prices. This increase was partially offset by a $2.7 million decrease in instrument sales due to reduced demand in what we believe is a constrained capital funding environment. Based on this, we expect softness in instrument sales to continue for the remainder of 2024.
Service revenue was $12.0 million for the three months ended March 31, 2024, compared to $8.5 million for the three months ended March 31, 2023, an increase of $3.5 million, or 41% . This increase was primarily due to a $3.2 million increase in Accelerator Laboratory revenue driven by higher volumes of sample testing and assay development services. We expect to see continued growth in Accelerator Laboratory services through 2024.
Cost of Goods Sold and Services (As Restated)
Total cost of goods sold and services increased $1.1 million, or 8%, to $13.5 million for the three months ended March 31, 2024, compared to $12.5 million for the three months ended March 31, 2023.
Cost of product revenue increased $0.4 million, or 5%, to $8.2 million for the three months ended March 31, 2024, compared to $7.9 million for the three months ended March 31, 2023. This increase was primarily due to consumables related revenue increases, including compensation and benefit costs from increased headcount, and was partially offset by decreased costs due to lower instrument revenue.
Cost of service and other revenue increased $0.7 million, or 15%, to $5.3 million for the three months ended March 31, 2024, compared to $4.6 million for the three months ended March 31, 2023. This increase was primarily due to the increase in Accelerator Laboratory revenue, including compensation and benefit costs from increased headcount and increased volume of lab supplies used.
Research and Development (As Restated)
Research and development expense increased $1.8 million, or 35%, to $6.7 million for the three months ended March 31, 2024, compared to $5.0 million for the three months ended March 31, 2023. This increase was primarily due to a $1.1 million increase in compensation and benefits costs related to increased headcount, and a $0.5 million increase in professional services and research lab supplies and equipment to enable product development. We expect research and development expense to continue to increase throughout 2024 due to continued investments in product development and new offerings.
Selling, General and Administrative (As Restated)
Selling, general and administrative expense increased $5.3 million, or 25%, to $26.0 million for the three months ended March 31, 2024, compared to $20.8 million for the three months ended March 31, 2023. The primary reason for the increase is additional headcount to expand the size of our sales team. More specifically, the increase was primarily due to (1) a $3.3 million increase in personnel related costs, primarily compensation and benefits related to increased headcount, (2) a $1.1 million increase in stock-based compensation expense due to increased headcount, and (3) a $0.6 million increase in travel related expenses. Included within selling, general, and administrative expense are $2.1 million and $1.8 million of shipping and handling costs for product sales for the three months ended March 31, 2024 and 2023, respectively.
Other Lease Costs (As Restated)
Other lease costs increased $0.1 million , or 16% to $0.9 million for the three months ended March 31, 2024, compared to $0.8 million for the three months ended March 31, 2023. Following our restructuring in 2022, we are not using two leased office and laboratory facilities and are evaluating alternatives, including sub-leasing the facilities. Other lease costs include amortization of the related operating lease right-of-use assets and other leased facility operating expenses from periods after the restructuring and determination that the facilities would not be used.

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
Other Income (Expense), Net (As Restated)
Other income (expense), net was $0.2 million for the three months ended March 31, 2024, as compared to less than $0.1 million for the three months ended March 31, 2023.
Income Tax Expense
Income tax expense was $0.2 million for the three months ended March 31, 2024, as compared to $0.1 million for the three months ended March 31, 2023. The decrease was primarily due to estimated foreign income taxes.
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

Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
		(As Restated)
Net cash used in operating activities	$(20,164)	$(9,824)
Net cash used in investing activities	(109,195)	(136)
Net cash provided by financing activities	599	551
Net decrease in cash, cash equivalents, and restricted cash	$(128,760)	$(9,409)
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
Net cash used in operating activities was $20.2 million and $9.8 million for the three months ended March 31, 2024 and 2023, respectively. The $10.4 million increase in net cash used in operating activities was primarily driven by an overall increase in our net loss, adjusted for non-cash items including stock-based compensation and the accretion of our marketable securities. The increase was further driven by changes in working capital items, primarily (1) an increase in accounts receivable and deferred revenue from sales timing and revenue growth, (2) an increase in inventory as a result of completing the assay development program and manufacturing and stocking new assays, and (3) a decrease in accrued compensation.
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
Future Cash Obligations
As of March 31, 2024, there have been no material changes to our contractual obligations and commitments from those described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Amended Annual Report.
In addition to the cash commitments disclosed in our Amended Annual Report, we may have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

Critical Accounting Policies and Estimates
Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Significant Judgments and Estimates” included in our Amended Annual Report.
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
Set forth below is a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP total operating expenses, and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands):

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
GAAP gross profit	$18,548	$15,993
Shipping and handling costs	(2,142)	(1,829)
Non-GAAP gross profit	$16,406	$14,164

GAAP revenue	$32,066	$28,456
GAAP gross margin (gross profit as % of revenue)	57.8%	56.2%
Non-GAAP gross margin (non-GAAP gross profit as % of revenue)	51.2%	49.8%

GAAP total operating expenses	$33,705	$26,571
Shipping and handling costs	(2,142)	(1,829)
Non-GAAP total operating expenses	$31,563	$24,742

GAAP loss from operations	$(15,157)	$(10,578)
Non-GAAP loss from operations	$(15,157)	$(10,578)
Recent Accounting Pronouncements
Refer to Note 3 − Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Amended Report for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on our Consolidated Financial Statements and related disclosures.
ITEM 4. CONTROLS AND PROCEDURES
As previously disclosed in the section titled “Part II, Item 9A. Controls and Procedures” in our Amended Annual Report, management concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2023 due to the material weaknesses in the effectiveness of our internal controls associated with the valuation of our inventory, inclusive of the subsequently identified control design deficiency related to the capitalization of labor and overhead costs in our inventory balances (the “Inventory Valuation MW”), and the accounting for property and equipment, net (the “Property and Equipment MW”).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on our updated evaluation of the effectiveness of internal control over financial reporting under the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the material weaknesses discussed above, our management continued to conclude that our internal control over financing reporting was not effective at the reasonable assurance level as of March 31, 2024.
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
Changes in Internal Control over Financial Reporting
Other than the changes outlined to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUANTERIX CORPORATION

Dated: December 23, 2024	By:	/s/ Masoud Toloue
Masoud Toloue
President and Chief Executive Officer
(principal executive officer)

Dated: December 23, 2024	By:	/s/ Vandana Sriram
Vandana Sriram
Chief Financial Officer
(principal financial officer and principal accounting officer)