Form 10-Q/A
period 2024-06-30
Quanterix Corp
filed 2024-12-26
CIK 1503274

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

EXPLANATORY NOTE

Overview

Quanterix Corporation ("it", “Quanterix” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the ”Amended Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 8, 2024 (the “Original Report"), in order to reflect the effects of the Restatement of the financial statements included therein (the "Restatement"). This Amended Report includes the Company’s restated unaudited Consolidated Financial Statements as of June 30, 2024, for the quarterly and year to date periods ended June 30, 2024 and 2023, and the restated audited Consolidated Financial Statements as of December 31, 2023 to correct an error related to its inventory valuation and to correct certain other unrelated errors. In addition, on December 23, 2024, the Company filed:

•Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, originally filed with the SEC on February 29, 2024 (the "Amended Annual Report"), to amend and restate certain items in such report and to include the Company’s restated audited Consolidated Financial Statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December, 31 2023 and its unaudited Consolidated Financial Statements for all of the quarterly and year-to-date (as applicable) periods of 2023 and 2022; and
•Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2024, originally filed with the SEC on May 8, 2024 (collectively with this Amended Report and the Amended Annual Report, the "Amended Filings"), including restated unaudited Consolidated Financial Statements for the quarterly and year-to-date periods of 2024 and 2023 covered by such report.

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

Internal Control Considerations

In connection with preparing this Amended Report, management has updated its evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2024, as further described in Part I, Item 4. "Controls and Procedures" of this Amended Report. Consistent with the conclusion in Part II, Item 9A. "Controls and Procedures" of the Amended Annual Report, management continued to conclude that its internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2024 due to the previously identified material weaknesses in its internal control over financial reporting, including that the material weakness in the controls relating to the operating effectiveness over accounting for inventory valuation should reflect the additional internal control design deficiency associated with the Misstatement.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$47,002	$174,422
Marketable securities	249,853	146,902
Accounts receivable, net of allowance for expected credit losses	31,784	25,414
Inventory	33,193	26,123
Prepaid expenses and other current assets	8,667	9,234
Total current assets	370,499	382,095
Restricted cash	2,607	2,604
Property and equipment, net	18,205	17,926
Intangible assets, net	4,981	6,034
Operating lease right-of-use assets	17,399	18,251
Other non-current assets	2,228	1,657
Total assets	$415,919	$428,567
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,273	$5,048
Accrued compensation and benefits	9,572	14,170
Accrued expenses and other current liabilities	6,654	6,055
Deferred revenue	10,121	9,468
Operating lease liabilities	4,524	4,241
Total current liabilities	38,144	38,982
Deferred revenue, net of current portion	928	1,227
Operating lease liabilities, net of current portion	35,052	37,223
Other non-current liabilities	1,017	1,177
Total liabilities	75,141	78,609
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock: $0.001 par value per share; Authorized: 120,000 shares; Issued and outstanding: 38,398 and 38,014 shares at June 30, 2024 and December 31, 2023, respectively	38	38
Additional paid-in capital	793,906	783,142
Accumulated other comprehensive loss	(3,066)	(1,672)
Accumulated deficit	(450,100)	(431,550)
Total stockholders’ equity	340,778	349,958
Total liabilities and stockholders’ equity	$415,919	$428,567
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
Product revenue	$19,887	$19,549	$39,557	$38,909
Service and other revenue	13,511	10,470	25,478	18,976
Collaboration and license revenue	729	629	884	997
Grant revenue	254	156	528	378
Total revenues	34,381	30,804	66,447	59,260
Costs of goods sold and services:
Cost of product revenue	6,670	6,701	14,907	14,580
Cost of service and other revenue	5,477	4,687	10,758	9,271
Total costs of goods sold and services	12,147	11,388	25,665	23,851
Gross profit	22,234	19,416	40,782	35,409
Operating expenses:
Research and development	8,169	6,128	14,911	11,115
Selling, general and administrative	24,080	21,308	50,119	42,092
Other lease costs	927	968	1,851	1,768
Total operating expenses	33,176	28,404	66,881	54,975
Loss from operations	(10,942)	(8,988)	(26,099)	(19,566)
Interest income	3,681	3,886	7,629	7,335
Other income (expense), net	(9)	(214)	217	(219)
Loss before income taxes	(7,270)	(5,316)	(18,253)	(12,450)
Income tax expense	(117)	(235)	(297)	(375)
Net loss	$(7,387)	$(5,551)	$(18,550)	$(12,825)

Net loss per common share, basic and diluted	$(0.19)	$(0.15)	$(0.49)	$(0.34)

Weighted-average common shares outstanding, basic and diluted	38,338	37,494	38,232	37,411
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net loss	$(7,387)	$(5,551)	$(18,550)	$(12,825)
Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities	(175)	—	(782)	—
Foreign currency translation adjustment	62	(244)	(612)	(202)
Total other comprehensive loss	(113)	(244)	(1,394)	(202)
Comprehensive loss	$(7,500)	$(5,795)	$(19,944)	$(13,027)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Three and Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023 (As Restated)	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, net of tax effects and payments	274	—	599	—	—	599
Stock-based compensation expense	—	—	5,265	—	—	5,265
Unrealized loss on marketable securities, net of tax	—	—	—	(607)	—	(607)
Foreign currency translation adjustment	—	—	—	(674)	—	(674)
Net loss, as restated	—	—	—	—	(11,163)	(11,163)
Balance at March 31, 2024 (As Restated)	38,288	38	789,006	(2,953)	(442,713)	343,378
Issuance of common stock under stock plans, net of tax effects and payments	110	—	(328)	—	—	(328)
Stock-based compensation expense	—	—	5,228	—	—	5,228
Unrealized loss on marketable securities, net of tax	—	—	—	(175)	—	(175)
Foreign currency translation	—	—	—	62	—	62
Net loss, as restated	—	—	—	—	(7,387)	(7,387)
Balance at June 30, 2024 (As Restated)	38,398	$38	$793,906	$(3,066)	$(450,100)	$340,778

	Three and Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022 (As Restated)	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, net of tax effects and payments	144	—	551	—	—	551
Stock-based compensation expense, as restated	—	—	3,943	—	—	3,943
Foreign currency translation adjustment	—	—	—	42	—	42
Net loss, as restated	—	—	—	—	(7,274)	(7,274)
Balance at March 31, 2023 (As Restated)	37,424	37	768,123	(2,496)	(410,470)	355,194
Issuance of common stock under stock plans, net of tax effects and payments	142	—	139	—	—	139
Stock-based compensation expense, as restated	—	—	4,210	—	—	4,210
Foreign currency translation	—	—	—	(244)	—	(244)
Net loss, as restated	—	—	—	—	(5,551)	(5,551)
Balance at June 30, 2023 (As Restated)	37,566	$37	$772,472	$(2,740)	$(416,021)	$353,748

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(18,550)	$(12,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,124	2,883
Credit losses on accounts receivable	676	324
Accretion of marketable securities	(3,619)	—
Operating lease right-of-use asset amortization	840	1,002
Stock-based compensation expense	10,493	8,153
Impairment	—	54
Other operating activity	(13)	602
Changes in assets and liabilities:
Accounts receivable	(7,242)	(5,750)
Inventory	(7,083)	(1,180)
Prepaid expenses and other current assets	597	(527)
Other non-current assets	(599)	(707)
Accounts payable	2,054	(631)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(4,310)	(1,053)
Deferred revenue	354	1,666
Operating lease liabilities	(1,876)	(730)
Other non-current liabilities	39	(72)
Net cash used in operating activities	(25,115)	(8,791)
Cash flows from investing activities:
Purchases of marketable securities	(189,344)	—
Proceeds from maturities of marketable securities	89,229	—
Purchases of property and equipment	(2,105)	(947)
Net cash used in investing activities	(102,220)	(947)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,421	777
Payments for employee taxes withheld on stock-based compensation awards	(2,150)	(87)
Net cash provided by financing activities	271	690
Net decrease in cash, cash equivalents, and restricted cash	(127,064)	(9,048)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(353)	(163)
Cash, cash equivalents, and restricted cash at beginning of period	177,026	341,337
Cash, cash equivalents, and restricted cash at end of period	$49,609	$332,126

Supplemental disclosure of cash flow information:
Cash paid for taxes	$514	$502
Shares received as consideration under product sales agreement	$—	$1,000
Purchases of property and equipment in accounts payable and accrued expenses	$962	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Restatement of Financial Statements
Subsequent to the issuance of Quanterix Corporation's (“Quanterix” or the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 8, 2024 (the “Original Report"), the Company identified an error related to the capitalization of labor and overhead costs in the Company's inventory balances (the "Misstatement"), which impacted the previously issued unaudited Consolidated Financial Statements as of June 30, 2024, for the quarterly and year to date periods ended June 30, 2024 and 2023, and the audited Consolidated Financial Statements as of December 31, 2023 (the "Restatement Periods"). In accordance with ASC 250 - Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin ("SAB") No. 99 - Materiality, and SAB No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management concluded the error was material to the Company’s financial statements and required restatement of the financial statements for the Restatement Periods (the "Restatement"). In connection with the Restatement, the Company is also correcting unrelated errors identified by the Company in prior periods.
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

QUANTERIX CORPORATION
RESTATED CONSOLIDATED BALANCE SHEET
(amounts in thousands, except per share data)

	As of June 30, 2024
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$47,002	$—	$47,002
Marketable securities	249,853	—	249,853
Accounts receivable, net of allowance for expected credit losses	31,784	—	31,784
Inventory	28,363	4,830	33,193
Prepaid expenses and other current assets	8,724	(57)	8,667
Total current assets	365,726	4,773	370,499
Restricted cash	2,607	—	2,607
Property and equipment, net	18,205	—	18,205
Intangible assets, net	4,981	—	4,981
Operating lease right-of-use assets	17,399	—	17,399
Other non-current assets	2,370	(142)	2,228
Total assets	$411,288	$4,631	$415,919
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,273	$—	$7,273
Accrued compensation and benefits	9,044	528	9,572
Accrued expenses and other current liabilities	6,577	77	6,654
Deferred revenue	10,121	—	10,121
Operating lease liabilities	4,524	—	4,524
Total current liabilities	37,539	605	38,144
Deferred revenue, net of current portion	928	—	928
Operating lease liabilities, net of current portion	35,052	—	35,052
Other non-current liabilities	1,017	—	1,017
Total liabilities	74,536	605	75,141
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; Issued and outstanding: 38,398 shares at June 30, 2024	38	—	38
Additional paid-in capital	793,906	—	793,906
Accumulated other comprehensive loss	(3,151)	85	(3,066)
Accumulated deficit	(454,041)	3,941	(450,100)
Total stockholders’ equity	336,752	4,026	340,778
Total liabilities and stockholders’ equity	$411,288	$4,631	$415,919

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$174,422	$—	$174,422
Marketable securities	146,902	—	146,902
Accounts receivable, net of allowance for expected credit losses	25,414	—	25,414
Inventory	22,365	3,758	26,123
Prepaid expenses and other current assets	9,291	(57)	9,234
Total current assets	378,394	3,701	382,095
Restricted cash	2,604	—	2,604
Property and equipment, net	17,926	—	17,926
Intangible assets, net	6,034	—	6,034
Operating lease right-of-use assets	18,251	—	18,251
Other non-current assets	1,802	(145)	1,657
Total assets	$425,011	$3,556	$428,567
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,048	$—	$5,048
Accrued compensation and benefits	13,659	511	14,170
Accrued expenses and other current liabilities	6,041	14	6,055
Deferred revenue	9,468	—	9,468
Operating lease liabilities	4,241	—	4,241
Total current liabilities	38,457	525	38,982
Deferred revenue, net of current portion	1,227	—	1,227
Operating lease liabilities, net of current portion	37,223	—	37,223
Other non-current liabilities	1,177	—	1,177
Total liabilities	78,084	525	78,609
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; Issued and outstanding: 38,014 shares at December 31, 2023	38	—	38
Additional paid-in capital	783,142	—	783,142
Accumulated other comprehensive loss	(1,757)	85	(1,672)
Accumulated deficit	(434,496)	2,946	(431,550)
Total stockholders’ equity	346,927	3,031	349,958
Total liabilities and stockholders’ equity	$425,011	$3,556	$428,567

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$19,887	$—	$19,887	$39,557	$—	$39,557
Service revenue	13,511	—	13,511	25,478	—	25,478
Collaboration and license revenue	729	—	729	884	—	884
Grant revenue	254	—	254	528	—	528
Total revenues	34,381	—	34,381	66,447	—	66,447
Costs of goods sold and services:
Cost of product revenue	8,851	(2,181)	6,670	15,996	(1,089)	14,907
Cost of service and other revenue	5,472	5	5,477	10,767	(9)	10,758
Total costs of goods sold and services	14,323	(2,176)	12,147	26,763	(1,098)	25,665
Gross profit	20,058	2,176	22,234	39,684	1,098	40,782
Operating expenses:
Research and development	8,104	65	8,169	14,779	132	14,911
Selling, general, and administrative	24,135	(55)	24,080	50,128	(9)	50,119
Other lease costs	927	—	927	1,851	—	1,851
Total operating expenses	33,166	10	33,176	66,758	123	66,881
Loss from operations	(13,108)	2,166	(10,942)	(27,074)	975	(26,099)
Interest income	3,681	—	3,681	7,629	—	7,629
Other income (expense), net	(9)	—	(9)	197	20	217
Loss before income taxes	(9,436)	2,166	(7,270)	(19,248)	995	(18,253)
Income tax expense	(37)	(80)	(117)	(297)	—	(297)
Net loss	$(9,473)	$2,086	$(7,387)	$(19,545)	$995	$(18,550)

Net loss per common share, basic and diluted	$(0.25)	$0.06	$(0.19)	$(0.51)	$0.02	$(0.49)

Weighted-average common shares outstanding, basic and diluted	38,338	—	38,338	38,232	—	38,232

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$19,692	$(143)	$19,549	$38,979	$(70)	$38,909
Service revenue	10,552	(82)	10,470	19,131	(155)	18,976
Collaboration and license revenue	629	—	629	997	—	997
Grant revenue	156	—	156	378	—	378
Total revenues	31,029	(225)	30,804	59,485	(225)	59,260
Costs of goods sold and services:
Cost of product revenue	7,236	(535)	6,701	14,269	311	14,580
Cost of service and other revenue	4,655	32	4,687	9,152	119	9,271
Total costs of goods sold and services	11,891	(503)	11,388	23,421	430	23,851
Gross profit	19,138	278	19,416	36,064	(655)	35,409
Operating expenses:
Research and development	5,946	182	6,128	10,666	449	11,115
Selling, general, and administrative	21,591	(283)	21,308	42,441	(349)	42,092
Other lease costs	1,162	(194)	968	1,938	(170)	1,768
Total operating expenses	28,699	(295)	28,404	55,045	(70)	54,975
Loss from operations	(9,561)	573	(8,988)	(18,981)	(585)	(19,566)
Interest income	3,886	—	3,886	7,335	—	7,335
Other expense	(154)	(60)	(214)	(146)	(73)	(219)
Loss before income taxes	(5,829)	513	(5,316)	(11,792)	(658)	(12,450)
Income tax expense	(235)	—	(235)	(375)	—	(375)
Net loss	$(6,064)	$513	$(5,551)	$(12,167)	$(658)	$(12,825)

Net loss per common share, basic and diluted	$(0.16)	$0.01	$(0.15)	$(0.33)	$(0.01)	$(0.34)

Weighted-average common shares outstanding, basic and diluted	37,494	—	37,494	37,411	—	37,411

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income (loss)	$(9,473)	$2,086	$(7,387)	$(19,545)	$995	$(18,550)
Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities	(175)	—	(175)	(782)	—	(782)
Foreign currency translation adjustment	62	—	62	(612)	—	(612)
Total other comprehensive loss	(113)	—	(113)	(1,394)	—	(1,394)
Comprehensive income (loss)	$(9,586)	$2,086	$(7,500)	$(20,939)	$995	$(19,944)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income (loss)	$(6,064)	$513	$(5,551)	$(12,167)	$(658)	$(12,825)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(244)	—	(244)	(202)	—	(202)
Total other comprehensive loss	(244)	—	(244)	(202)	—	(202)
Comprehensive income (loss)	$(6,308)	$513	$(5,795)	$(12,369)	$(658)	$(13,027)

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended June 30, 2024
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at March 31, 2024	38,288	$38	$789,006	$(3,038)	$(444,568)	$341,438
Issuance of common stock under stock plans, including tax effects	110	—	(328)	—	—	(328)
Stock-based compensation expense	—	—	5,228	—	—	5,228
Unrealized loss on marketable securities, net of tax	—	—	—	(175)	—	(175)
Foreign currency translation adjustment	—	—	—	62	—	62
Net loss	—	—	—	—	(9,473)	(9,473)
Balance at June 30, 2024	38,398	$38	$793,906	$(3,151)	$(454,041)	336,752
Adjustments
Balance at March 31, 2024	—	$—	$—	$85	$1,855	$1,940
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	2,086	2,086
Balance at June 30, 2024	—	$—	$—	$85	$3,941	4,026
As Restated
Balance at March 31, 2024	38,288	$38	$789,006	$(2,953)	$(442,713)	$343,378
Issuance of common stock under stock plans, including tax effects	110	—	(328)	—	—	(328)
Stock-based compensation expense	—	—	5,228	—	—	5,228
Unrealized loss on marketable securities, net of tax	—	—	—	(175)	—	(175)
Foreign currency translation adjustment	—	—	—	62	—	62
Net loss	—	—	—	—	(7,387)	(7,387)
Balance at June 30, 2024	38,398	$38	$793,906	$(3,066)	$(450,100)	340,778

	Six Months Ended June 30, 2024
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	38,014	$38	$783,142	$(1,757)	$(434,496)	$346,927
Issuance of common stock under stock plans, including tax effects	384	—	271	—	—	271
Stock-based compensation expense	—	—	10,493	—	—	10,493
Unrealized loss on marketable securities, net of tax	—	—	—	(782)	—	(782)
Foreign currency translation adjustment	—	—	—	(612)	—	(612)
Net loss	—	—	—	—	(19,545)	(19,545)
Balance at June 30, 2024	38,398	$38	$793,906	$(3,151)	$(454,041)	$336,752
Adjustments
Balance at December 31, 2023	—	$—	$—	$85	$2,946	$3,031
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	995	995
Balance at June 30, 2024	—	$—	$—	$85	$3,941	$4,026
As Restated
Balance at December 31, 2023	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, including tax effects	384	—	271	—	—	271
Stock-based compensation expense	—	—	10,493	—	—	10,493
Unrealized loss on marketable securities, net of tax	—	—	—	(782)	—	(782)
Foreign currency translation adjustment	—	—	—	(612)	—	(612)
Net loss	—	—	—	—	(18,550)	(18,550)
Balance at June 30, 2024	38,398	$38	$793,906	$(3,066)	$(450,100)	$340,778

	Three Months Ended June 30, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at March 31, 2023	37,424	$37	$768,141	$(2,581)	$(408,265)	$357,332
Issuance of common stock under stock plans, including tax effects	142	—	139	—	—	139
Stock-based compensation expense	—	—	4,193	—	—	4,193
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(6,064)	(6,064)
Balance at June 30, 2023	37,566	$37	$772,473	$(2,825)	$(414,329)	$355,356
Adjustments
Balance at March 31, 2023	—	$—	$(18)	$85	$(2,205)	$(2,138)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	17	—	—	17
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	513	513
Balance at June 30, 2023	—	$—	$(1)	$85	$(1,692)	$(1,608)
As Restated
Balance at March 31, 2023	37,424	$37	$768,123	$(2,496)	$(410,470)	$355,194
Issuance of common stock under stock plans, including tax effects	142	—	139	—	—	139
Stock-based compensation expense	—	—	4,210	—	—	4,210
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(5,551)	(5,551)
Balance at June 30, 2023	37,566	$37	$772,472	$(2,740)	$(416,021)	$353,748

	Six Months Ended June 30, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Issuance of common stock under stock plans, including tax effects	286	—	690	—	—	690
Stock-based compensation expense	—	—	8,095	—	—	8,095
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(12,167)	(12,167)
Balance at June 30, 2023	37,566	$37	$772,473	$(2,825)	$(414,329)	$355,356
Adjustments
Balance at December 31, 2022	—	$—	$(59)	$85	$(1,034)	$(1,008)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	58	—	—	58
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(658)	(658)
Balance at June 30, 2023	—	$—	$(1)	$85	$(1,692)	$(1,608)
As Restated
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	286	—	690	—	—	690
Stock-based compensation expense	—	—	8,153	—	—	8,153
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	(12,825)	(12,825)
Balance at June 30, 2023	37,566	$37	$772,472	$(2,740)	$(416,021)	$353,748

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(19,545)	$995	$(18,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,124	—	3,124
Credit losses on accounts receivable	676	—	676
Accretion of marketable securities	(3,619)	—	(3,619)
Operating lease right-of-use asset amortization	840	—	840
Stock-based compensation expense	10,493	—	10,493
Other operating activity	(13)	—	(13)
Changes in assets and liabilities:
Accounts receivable	(7,242)	—	(7,242)
Inventory	(6,011)	(1,072)	(7,083)
Prepaid expenses and other current assets	597	—	597
Other non-current assets	(596)	(3)	(599)
Accounts payable	2,054	—	2,054
Accrued compensation and benefits, accrued expenses, and other current liabilities	(4,390)	80	(4,310)
Deferred revenue	354	—	354
Operating lease liabilities	(1,876)	—	(1,876)
Other non-current liabilities	39	—	39
Net cash used in operating activities	(25,115)	—	(25,115)
Cash flows from investing activities:
Purchases of marketable securities	(189,344)	—	(189,344)
Proceeds from maturities of marketable securities	89,229	—	89,229
Purchases of property and equipment	(2,105)	—	(2,105)
Net cash used in investing activities	(102,220)	—	(102,220)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,421	—	2,421
Payments for employee taxes withheld on stock-based compensation awards	(2,150)	—	(2,150)
Net cash provided by financing activities	271	—	271
Net decrease in cash, cash equivalents, and restricted cash	(127,064)	—	(127,064)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(353)	—	(353)
Cash, cash equivalents, and restricted cash at beginning of period	177,026	—	177,026
Cash, cash equivalents, and restricted cash at end of period	$49,609	$—	$49,609

Supplemental disclosure of cash flow information:
Cash paid for taxes	$514	$—	$514
Purchases of property and equipment in accounts payable and accruals	$962	$—	$962

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(12,167)	$(658)	$(12,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,845	38	2,883
Credit losses on accounts receivable	324	—	324
Operating lease right-of-use asset amortization	1,002	—	1,002
Stock-based compensation expense	8,095	58	8,153
Impairment	—	54	54
Other operating activity	548	54	602
Changes in assets and liabilities:
Accounts receivable	(5,750)	—	(5,750)
Inventory	(1,181)	1	(1,180)
Prepaid expenses and other current assets	(527)	—	(527)
Other non-current assets	(965)	258	(707)
Accounts payable	(631)	—	(631)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(1,326)	273	(1,053)
Deferred revenue	1,666	—	1,666
Operating lease liabilities	(730)	—	(730)
Other non-current liabilities	(72)	—	(72)
Net cash used in operating activities	(8,869)	78	(8,791)
Cash flows from investing activities:
Purchases of property and equipment	(784)	(163)	(947)
Net cash used in investing activities	(784)	(163)	(947)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	777	—	777
Payments for employee taxes withheld on stock-based compensation awards	(87)	—	(87)
Net cash provided by financing activities	690	—	690
Net decrease in cash, cash equivalents, and restricted cash	(8,963)	(85)	(9,048)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(163)	—	(163)
Cash, cash equivalents, and restricted cash at beginning of period	341,337	—	341,337
Cash, cash equivalents, and restricted cash at end of period	$332,211	$(85)	$332,126

Supplemental disclosure of cash flow information:
Cash paid for taxes	$502	$—	$502
Shares received as consideration under product sales agreement	$1,000	$—	$1,000
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
Note 3. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete financial statements prepared in accordance with U.S. GAAP are not included herein. The Consolidated Balance Sheet and related information as of December 31, 2023 included herein was derived from the audited Consolidated Financial Statements as of December 31, 2023 (as restated), but does not include all disclosures required by U.S. GAAP on an annual reporting basis. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 (the "Original Annual Report"), and Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on December 23, 2024. Since the date of the Original Annual Report, there have been no changes or updates to the Company’s significant accounting policies, other than those described below.
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
In accordance with Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company assesses the terms of non-marketable equity investments in entities to determine if any meet the definition of a variable interest entity (“VIE”) and require consolidation into its Consolidated Financial Statements. Refer to Note 15 - Variable Interest Entities for further discussion.

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
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of June 30,
	2024	2023
		(As Restated)
Cash and cash equivalents	$47,002	$329,525
Restricted cash	2,607	2,601
Cash, cash equivalents, and restricted cash	$49,609	$332,126
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
Disaggregated Revenue
The following table disaggregates the Company’s revenue from contracts with customers by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
					(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenue:
Instruments	$1,580	$557	$329	$2,466	$1,042	$971	$1,248	$3,261
Consumable and other products	10,498	5,096	1,827	17,421	9,852	4,577	1,859	16,288
Total	$12,078	$5,653	$2,156	$19,887	$10,894	$5,548	$3,107	$19,549

Service revenue:
Service-type warranties	$1,611	$902	$200	$2,713	$1,518	$723	$142	$2,383
Research services	7,775	2,183	170	10,128	6,321	711	453	7,485
Other services	429	240	1	670	372	219	11	602
Total	$9,815	$3,325	$371	$13,511	$8,211	$1,653	$606	$10,470

Collaboration and license revenue:
Total	$729	$—	$—	$729	$629	$—	$—	$629

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
	(As Restated)	(As Restated)	(As Restated)		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenue:
Instruments	$1,988	$1,826	$1,198	$5,012	$3,186	$2,962	$2,372	$8,520
Consumable and other products	20,795	9,395	4,355	34,545	17,349	9,617	3,423	30,389
Total	$22,783	$11,221	$5,553	$39,557	$20,535	$12,579	$5,795	$38,909

Service revenue:
Service-type warranties	$3,248	$1,754	$394	$5,396	$3,035	$1,398	$275	$4,708
Research services	13,537	4,985	297	18,819	11,510	945	568	13,023
Other services	747	488	28	1,263	754	476	15	1,245
Total	$17,532	$7,227	$719	$25,478	$15,299	$2,819	$858	$18,976

Collaboration and license revenue:
Total	$884	$—	$—	$884	$997	$—	$—	$997
For the three and six months ended June 30, 2024, no customer accounted for more than 10% of the Company’s total revenues and for the three and six months ended June 30, 2023, one customer accounted for more than 10% of the Company’s total revenues. At June 30, 2024 and December 31, 2023, one customer accounted for more than 10% of the Company’s gross accounts receivable.
Product Revenue
UltraDx (As Restated)
On May 26, 2022, the Company and UltraDx Limited (“UltraDx”), a company formed by ARCH Venture Partners (“ARCH”), entered into an agreement (the “UltraDx Agreement"). Under the UltraDx Agreement, the Company agreed to supply UltraDx with HD-X instruments (both fully assembled and disassembled), assays and assay components, and granted a co-exclusive license to manufacture, seek Chinese regulatory approval of (including performance of any necessary research and development activities), and commercialize HD-X instruments assembled in China and related assays in the Chinese neurological in vitro diagnostic market. Refer to Note 14 - Related Party Transactions for a discussion of the related party relationships between Quanterix and these entities.

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

In the second quarter of 2023, UltraDx completed a qualified preferred share financing and issued to the Company one million ordinary shares. Refer to Note 7 - Fair Value of Financial Instruments for the Company’s fair value disclosures related to the ordinary shares received and Note 15 - Variable Interest Entities for the Company's evaluation of its investments in other entities under the VIE guidance.

During the three and six months ended June 30, 2024, revenue recognized from the UltraDx Agreement was not material and $1.1 million, respectively. During both the three and six months ended June 30, 2023, the Company recognized $1.2 million of revenue, which includes the one-time revenue from the receipt of the ordinary shares.

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
Nonrecurring Fair Value Measurements
In the second quarter of 2023, the Company received 1 million ordinary shares of UltraDx under the UltraDx Agreement (refer to Note 4 - Revenue and Related Matters). As UltraDx is a privately held entity, there is minimal market activity or other financial information available to determine the fair value of UltraDx’s shares and therefore this investment is considered a Level 3 financial asset.
Pursuant to ASC 321 – Investments – Equity Securities, the Company uses the measurement alternative for equity investments without readily determinable fair values and recognizes its equity investment in UltraDx at cost, less any impairment, and adjusted for any observable price changes in orderly transactions. The ordinary shares received were valued at $0.8 million upon receipt, primarily using the third-party purchase price of similar interests issued during UltraDx’s financing that closed in the second quarter of 2023. Changes in the inputs and assumptions used would have resulted in a higher or lower fair value measurement.
The Company’s non-marketable equity investment in UltraDx contains certain restrictions related to the sale or transfer of the securities. The restrictions are in place indefinitely and cannot lapse. No adjustment to the fair value was required as a result of adopting ASU 2022-03 on January 1, 2024.
During the three and six months ended June 30, 2024 and 2023, the Company did not record any fair value adjustments to its non-marketable equity investment, and to date, the cumulative fair value adjustments have not been material. As of June 30, 2024 and December 31, 2023, the carrying value of the non-marketable equity investment was $0.8 million, and is recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 15 - Variable Interest Entities for the Company's evaluation of its investments in other entities under the VIE guidance.
Other Fair Value Disclosures
During the three months ended June 30, 2024 and 2023, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets.

Note 8. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(As Restated)	(As Restated)
Raw materials	$7,581	$5,114
Work in process	8,765	5,439
Finished goods	16,847	15,570
Total inventory	$33,193	$26,123
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(As Restated)	(As Restated)
Accrued professional services	$1,790	$1,596
Accrued royalties	1,450	1,689
Accrued tax liabilities	782	822
Other accrued expenses	2,632	1,948
Total accrued expenses and other current liabilities	$6,654	$6,055
Note 10. Stock-Based Compensation
Stock Options
Stock option activity for the six months ended June 30, 2024 is presented below (in thousands, except per share and contractual life amounts):

	Number of options	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	2,774	$19.62	7.9	$26,941
Granted	1,315	22.12
Exercised	(138)	12.04
Forfeited/expired	(333)	21.53
Outstanding at June 30, 2024	3,618	$20.64	8.1	$2,177
Exercisable at June 30, 2024	1,305	$21.79	6.4	$1,292
Vested and expected to vest at June 30, 2024	3,618	$20.64	8.1	$2,177

Restricted Stock Units
Restricted stock unit (“RSU”) activity for the six months ended June 30, 2024 is presented below (in thousands, except per share amounts):

	Number of shares	Weighted-average grant date fair value per share
Unvested at December 31, 2023	1,328	$17.87
Granted	498	23.61
Vested	(311)	18.86
Forfeited	(157)	19.31
Unvested at June 30, 2024	1,358	$19.75
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
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Cost of product revenue	$325	$202	$606	$399
Cost of service and other revenue	275	258	583	608
Research and development	525	405	1,068	784
Selling, general and administrative	4,103	3,345	8,236	6,362
Total stock-based compensation expense	$5,228	$4,210	$10,493	$8,153
As of June 30, 2024, there was $48.5 million of total unrecognized stock-based compensation expense related to unvested RSUs and stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.
Note 11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Numerator:
Net loss	$(7,387)	$(5,551)	$(18,550)	$(12,825)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,338	37,494	38,232	37,411

Net loss per share, basic and diluted	$(0.19)	$(0.15)	$(0.49)	$(0.34)

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
Note 12. Income Taxes (As Restated)
The Company’s effective tax rate was (1.6)% for both the three and six months ended June 30, 2024, and (4.4)% and (3.0)% for the three and six months ended June 30, 2023, respectively. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.
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
Refer to Note 14 - Related Party Transactions for a discussion of a related party relationship with Harvard.
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
Refer to Note 14 - Related Party Transactions for a discussion of a related party relationship with Tufts.
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

Note 14. Related Party Transactions
In June 2007, the Company entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 13 - Commitments and Contingencies). A member of the Company’s Board of Directors was previously affiliated with Tufts and continues to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts. At June 30, 2024 and December 31, 2023, open payable balances to Tufts were not material.
In August 2022, the Company entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 13 - Commitments and Contingencies). Harvard is required to pay a portion of the payments received from the Company under the Harvard License Agreement to a member of the Company’s Board of Directors. The same member of the Company’s Board of Directors is also affiliated with Mass General Brigham. Revenue recorded from sales of products and services to Harvard and Mass General Brigham was not material and $0.5 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2023, respectively. Cost of product revenue and operating expenses with Harvard and Mass General Brigham were not material for the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, open payables to and receivable balances from Harvard and Mass General Brigham were not material.
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
As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s investment in a VIE was $0.8 million, which was recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 7 - Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to the VIE is limited to its carrying value and the Company does not have any future funding commitments to the VIE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in the section titled “Part I. Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q/A (the "Amended Report") and our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 23, 2024 (the “Amended Annual Report”). Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth in the sections titled “Part II, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Amended Report, "Part II, Item 1A. Risk Factors" of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (the "Original Report"), as filed with the SEC on August 8, 2024, or “Part I, Item 1A. Risk Factors” of the Amended Annual Report, as may be updated by Part II, Item 1A. Risk Factors in our subsequently filed Quarterly Reports on Form 10-Q. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us, “and “our” in this Amended Report refer to Quanterix Corporation and its consolidated subsidiaries.
Restatement of Previously Issued Financial Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the restatement of our Consolidated Financial Statements as described in Note 1 - Restatement of Financial Statements (the "Restatement"). For further detail regarding the Restatement, refer to the sections titled “Explanatory Note” and “Part I, Item 4. Controls and Procedures.”

Other than to reflect effects of the Restatement, this discussion does not reflect any information or events occurring after August 8, 2024, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.
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
As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $296.9 million. Since our inception, we have incurred annual net losses. Our net losses were $7.4 million and $18.6 million for the three and six months ended June 30, 2024, respectively, and $5.6 million and $12.8 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $450.1 million and stockholders’ equity of $340.8 million.
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
Comparison of Results of Operations for Three Months Ended June 30, 2024 and 2023:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended June 30,				Increase (Decrease)
	2024	% of revenue	2023	% of revenue	Amount	%
	(As Restated)		(As Restated)
Revenues:
Product revenue	$19,887	58%	$19,549	63%	$338	2%
Service and other revenue	13,511	39%	10,470	34%	3,041	29%
Collaboration and license revenue	729	2%	629	2%	100	16%
Grant revenue	254	1%	156	1%	98	63%
Total revenues	34,381	100%	30,804	100%	3,577	12%
Costs of goods sold and services:
Cost of product revenue	6,670	19%	6,701	22%	(31)	—%
Cost of service and other revenue	5,477	16%	4,687	15%	790	17%
Total costs of goods sold and services	12,147	35%	11,388	37%	759	7%
Gross profit	22,234	65%	19,416	63%	2,818	15%
Operating expenses:
Research and development	8,169	24%	6,128	20%	2,041	33%
Selling, general and administrative	24,080	70%	21,308	69%	2,772	13%
Other lease costs	927	3%	968	3%	(41)	(4)%
Total operating expenses	33,176	96%	28,404	92%	4,772	17%
Loss from operations	(10,942)	(32)%	(8,988)	(29)%	(1,954)	22%
Interest income	3,681	11%	3,886	13%	(205)	(5)%
Other income (expense), net	(9)	—%	(214)	(1)%	205	(96)%
Loss before income taxes	(7,270)	(21)%	(5,316)	(17)%	(1,954)	37%
Income tax expense	(117)	—%	(235)	(1)%	118	(50)%
Net loss	$(7,387)	(21)%	$(5,551)	(18)%	$(1,836)	33%

Revenues (As Restated)
Total revenues increased $3.6 million, or 12%, to $34.4 million for the three months ended June 30, 2024, compared to $30.8 million for the three months ended June 30, 2023.
Product revenue of $19.9 million for the three months ended June 30, 2024 consisted of instrument sales of $2.5 million and sales of consumables and other products of $17.4 million. This represented an increase of $0.3 million compared to product revenue of $19.5 million for the three months ended June 30, 2023. The increase in product revenue was primarily due to a $1.1 million increase from growth in consumables demand. This increase was partially offset by a decrease from the one-time receipt of ordinary shares in UltraDx in the second quarter of 2023 with a fair value of $0.8 million that was recognized as variable consideration revenue under the UltraDx Agreement (as a Level 3 financial asset, the fair value was determined primarily using the third-party purchase price of similar instruments issued by UltraDx), and a $0.8 million decrease in instrument sales due to reduced demand in what we believe is a constrained capital funding environment. Based on the constrained capital funding environment, we expect softness in instrument sales to continue for the remainder of 2024.
Service revenue was $13.5 million for the three months ended June 30, 2024, compared to $10.5 million for the three months ended June 30, 2023, an increase of $3.0 million, or 29%. This increase was primarily due to a $2.6 million increase in Accelerator Laboratory revenue driven by higher volumes of sample testing and assay development services, as well as higher selling prices. We expect to see continued growth in Accelerator Laboratory services through 2024.
Cost of Goods Sold and Services (As Restated)
Total cost of goods sold and services increased $0.8 million, or 7%, to $12.1 million for the three months ended June 30, 2024, compared to $11.4 million for the three months ended June 30, 2023.
Cost of product revenue was $6.7 million for both the three months ended June 30, 2024, and the three months ended June 30, 2023, and is consistent with flat product revenue growth during the same periods.
Cost of service and other revenue increased $0.8 million, or 17%, to $5.5 million for the three months ended June 30, 2024, compared to $4.7 million for the three months ended June 30, 2023. This increase was primarily due to the increase in Accelerator Laboratory services.
Research and Development (As Restated)
Research and development expense increased $2.0 million, or 33%, to $8.2 million for the three months ended June 30, 2024, compared to $6.1 million for the three months ended June 30, 2023. This increase was primarily due to a $1.1 million increase in compensation and benefits costs related to increased headcount and a $0.8 million increase in outside services and research lab supplies and equipment to enable product development. We expect research and development expense to continue to increase throughout 2024 and into 2025 due to continued investment in new instrument and assay development.
Selling, General and Administrative (As Restated)
Selling, general and administrative expense increased $2.8 million, or 13%, to $24.1 million for the three months ended June 30, 2024, compared to $21.3 million for the three months ended June 30, 2023. This increase was primarily due to a $1.8 million increase in compensation and benefits costs and a $0.8 million increase in stock-based compensation expense, both due to increased headcount. Included within selling, general, and administrative expense are $2.1 million and $1.6 million of shipping and handling costs for product sales for the three months ended June 30, 2024 and 2023, respectively.
Other Lease Costs (As Restated)
Other lease costs decreased $0.1 million, or 4% to $0.9 million for the three months ended June 30, 2024, compared to $1.0 million for the three months ended June 30, 2023. We are not using two leased office and laboratory facilities and are evaluating alternatives, including sub-leasing the facilities. Other lease costs include amortization of the related operating lease right-of-use assets and other leased facility operating expenses from periods after determining that the facilities would not be used.

Interest Income
Interest income decreased $0.2 million, or 5%, to $3.7 million for the three months ended June 30, 2024, as compared to $3.9 million for the three months ended June 30, 2023.
Other Income (Expense), Net (As Restated)
Other income (expense), net was less than $0.1 million for the three months ended June 30, 2024, as compared to $0.2 million for the three months ended June 30, 2023.
Income Tax Expense
Income tax expense was $0.1 million for the three months ended June 30, 2024, as compared to $0.2 million for the three months ended June 30, 2023.
Comparison of Results of Operations for Six Months Ended June 30, 2024 and 2023:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Six Months Ended June 30,				Increase (Decrease)
	2024	% of revenue	2023	% of revenue	Amount	%
	(As Restated)		(As Restated)
Revenues:
Product revenue	$39,557	60%	$38,909	66%	$648	2%
Service and other revenue	25,478	38%	18,976	32%	6,502	34%
Collaboration and license revenue	884	1%	997	2%	(113)	(11)%
Grant revenue	528	1%	378	1%	150	40%
Total revenues	66,447	100%	59,260	100%	7,187	12%
Costs of goods sold and services:
Cost of product revenue	14,907	22%	14,580	25%	327	2%
Cost of service and other revenue	10,758	16%	9,271	16%	1,487	16%
Total costs of goods sold and services	25,665	39%	23,851	40%	1,814	8%
Gross profit	40,782	61%	35,409	60%	5,373	15%
Operating expenses:
Research and development	14,911	22%	11,115	19%	3,796	34%
Selling, general and administrative	50,119	75%	42,092	71%	8,027	19%
Other lease costs	1,851	3%	1,768	3%	83	5%
Total operating expenses	66,881	101%	54,975	93%	11,906	22%
Loss from operations	(26,099)	(39)%	(19,566)	(33)%	(6,533)	33%
Interest income	7,629	11%	7,335	12%	294	4%
Other income (expense), net	217	—%	(219)	—%	436	(199)%
Loss before income taxes	(18,253)	(27)%	(12,450)	(21)%	(5,803)	47%
Income tax expense	(297)	—%	(375)	(1)%	78	(21)%
Net loss	$(18,550)	(28)%	$(12,825)	(22)%	$(5,725)	45%
Revenues (As Restated)
Total revenues increased $7.2 million, or 12%, to $66.4 million for the six months ended June 30, 2024, compared to $59.3 million for the six months ended June 30, 2023.
Product revenue of $39.6 million for the six months ended June 30, 2024 consisted of instrument sales of $5.0 million and sales of consumables and other products of $34.5 million. This represented an increase of $0.6 million, or 2%, compared to product revenue of $38.9 million for the six months ended June 30, 2023. The increase in product revenue was primarily due to a $4.2 million increase in consumables from growth in both demand and selling prices. This increase was partially offset by a decrease from the one-time receipt of ordinary shares in UltraDx in the second quarter of 2023 with a fair value of $0.8 million that was recognized as variable consideration revenue under the UltraDx Agreement (as a Level 3 financial asset, the fair value was determined primarily using the third-party purchase price of similar instruments issued by UltraDx), and a $3.5 million decrease in instrument sales due to reduced demand in what we believe is a constrained capital funding environment. Based on the constrained capital funding environment, we expect softness in instrument sales to continue for the remainder of 2024.
Service revenue was $25.5 million for the six months ended June 30, 2024, compared to $19.0 million for the six months ended June 30, 2023, an increase of $6.5 million, or 34%. This increase was primarily due to a $5.8 million increase in Accelerator Laboratory revenue driven by higher volumes of sample testing and assay development services, as well as higher selling prices. We expect to see continued growth in Accelerator Laboratory services through 2024.
Cost of Goods Sold and Services (As Restated)
Total cost of goods sold and services increased $1.8 million, or 8%, to $25.7 million for the six months ended June 30, 2024, compared to $23.9 million for the six months ended June 30, 2023.
Cost of product revenue increased $0.3 million, or 2%, to $14.9 million for the six months ended June 30, 2024, compared to $14.6 million for the six months ended June 30, 2023. This increase was primarily due to increases in overhead costs and increased consumables sales, and was partially offset by decreased costs due to lower instrument sales.
Cost of service and other revenue increased $1.5 million, or 16%, to $10.8 million for the six months ended June 30, 2024, compared to $9.3 million for the six months ended June 30, 2023. This increase was primarily due to the increase in Accelerator Laboratory services and royalty payments.
Research and Development (As Restated)
Research and development expense increased $3.8 million, or 34%, to $14.9 million for the six months ended June 30, 2024, compared to $11.1 million for the six months ended June 30, 2023. This increase was primarily due to (1) a $1.7 million increase in compensation and benefits costs related to increased headcount, (2) a $1.1 million increase in costs of outside services and research lab supplies and equipment to enable product development, and (3) a $0.3 million increase in stock-based compensation expense due to increased headcount. We expect research and development expense to continue to increase throughout 2024 and into 2025 due to continued investment in new instrument and assay development.
Selling, General and Administrative (As Restated)
Selling, general and administrative expense increased $8.0 million, or 19%, to $50.1 million for the six months ended June 30, 2024, compared to $42.1 million for the six months ended June 30, 2023. This increase was primarily due to (1) a $4.6 million increase in compensation and benefits costs related to increased headcount, (2) a $1.9 million increase in stock-based compensation expense due to increased headcount, (3) a $0.8 million increase in software and technology expenses, and (4) a $0.8 million increase in distribution costs. Included within selling, general, and administrative expense are $4.2 million and $3.5 million of shipping and handling costs for product sales for the six months ended June 30, 2024 and 2023, respectively.
Other Lease Costs (As Restated)
Other lease costs increased $0.1 million, or 5%, to $1.9 million for the six months ended June 30, 2024, compared to $1.8 million for the six months ended June 30, 2023. We are not using two leased office and laboratory facilities and are evaluating alternatives, including sub-leasing the facilities. Other lease costs include amortization of the related operating lease right-of-use assets and other leased facility operating expenses from periods after determining that the facilities would not be used.
Interest Income
Interest income increased $0.3 million, or 4%, to $7.6 million for the six months ended June 30, 2024, as compared to $7.3 million for the six months ended June 30, 2023.

Other Income (Expense), Net (As Restated)
Other income (expense), net was $0.2 million for the six months ended June 30, 2024, as compared $(0.2) million for the six months ended June 30, 2023.
Income Tax Expense
Income tax expense was $0.3 million for the six months ended June 30, 2024, as compared to $0.4 million for the six months ended June 30, 2023.
Liquidity and Capital Resources (As Restated)
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
		(As Restated)
Net cash used in operating activities	$(25,115)	$(8,791)
Net cash used in investing activities	(102,220)	(947)
Net cash provided by financing activities	271	690
Net decrease in cash, cash equivalents, and restricted cash	$(127,064)	$(9,048)

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
Net cash used in operating activities was $25.1 million and $8.8 million for the six months ended June 30, 2024 and 2023, respectively. The $16.3 million increase in net cash used in operating activities was primarily driven by an overall increase in our net loss, adjusted for non-cash items including stock-based compensation, accretion of our marketable securities, and depreciation and amortization. The increase was further driven by changes in working capital items, primarily (1) an increase in accounts receivable from sales timing and revenue growth, (2) an increase in inventory as a result of completing the assay development program and manufacturing and stocking new assays, and (3) increases in accrued compensation and benefits, accrued expenses, and other current liabilities.
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
Set forth below is a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP total operating expenses, and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
GAAP gross profit	$22,234	$19,416	$40,782	$35,409
Shipping and handling costs	(2,075)	(1,623)	(4,217)	(3,451)
Non-GAAP gross profit	$20,159	$17,793	$36,565	$31,958

GAAP revenue	$34,381	$30,804	$66,447	$59,260
GAAP gross margin (gross profit as % of revenue)	64.7%	63.0%	61.4%	59.8%
Non-GAAP gross margin (non-GAAP gross profit as % of revenue)	58.6%	57.8%	55.0%	53.9%

GAAP total operating expenses	$33,176	$28,404	$66,881	$54,975
Shipping and handling costs	(2,075)	(1,623)	(4,217)	(3,451)
Non-GAAP total operating expenses	$31,101	$26,781	$62,664	$51,524

GAAP loss from operations	$(10,942)	$(8,988)	$(26,099)	$(19,566)
Non-GAAP loss from operations	$(10,942)	$(8,988)	$(26,099)	$(19,566)
Recent Accounting Pronouncements
Refer to Note 3 - Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Amended Report for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on our Consolidated Financial Statements and related disclosures.
ITEM 4. CONTROLS AND PROCEDURES
As previously disclosed in the section titled "Part II, Item 9A. Controls and Procedures" in our Amended Annual Report, management concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2023 due to the material weaknesses in the effectiveness of our internal controls associated with the valuation of our inventory, inclusive of the subsequently identified control design deficiency related to the capitalization of labor and overhead costs in our inventory balances (the "Inventory Valuation MW"), and the accounting for property and equipment, net (the "Property and Equipment MW").
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on our updated evaluation of the effectiveness of internal control over financial reporting under the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in

light of the material weaknesses discussed above, our management continued to conclude that our internal control over financing reporting was not effective at the reasonable assurance level as of June 30, 2024.
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