Form 10-Q
period 2024-09-30
Quanterix Corp
filed 2024-12-26
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-Q
_________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No
As of December 17, 2024, the registrant had 38,524,326 shares of common stock outstanding.

QUANTERIX CORPORATION

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Amended Report refer to Quanterix Corporation and its consolidated subsidiaries.
NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance and the effects of the restatement of our financial statements described herein, and are subject to a number of risks, uncertainties, and assumptions, including those further described elsewhere in this Quarterly Report on Form 10-Q, in the sections titled “Part I, Item 1A. Risk Factors” of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the U.S Securities and Exchange Commission (the "SEC") on December 23, 2024, “Part II, Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	September 30, 2024	December 31, 2023
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$29,339	$174,422
Marketable securities	264,184	146,902
Accounts receivable, net of allowance for expected credit losses	31,089	25,414
Inventory	32,969	26,123
Prepaid expenses and other current assets	9,378	9,234
Total current assets	366,960	382,095
Restricted cash	2,609	2,604
Property and equipment, net	17,662	17,926
Intangible assets, net	4,782	6,034
Operating lease right-of-use assets	16,876	18,251
Other non-current assets	2,137	1,657
Total assets	$411,026	$428,567
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,378	$5,048
Accrued compensation and benefits	9,860	14,170
Accrued expenses and other current liabilities	6,591	6,055
Deferred revenue	8,984	9,468
Operating lease liabilities	4,641	4,241
Total current liabilities	36,454	38,982
Deferred revenue, net of current portion	884	1,227
Operating lease liabilities, net of current portion	33,850	37,223
Other non-current liabilities	956	1,177
Total liabilities	72,144	78,609
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock: $0.001 par value per share; Authorized: 120,000 shares; Issued and outstanding: 38,475 and 38,014 shares at September 30, 2024 and December 31, 2023, respectively	39	38
Additional paid-in capital	798,707	783,142
Accumulated other comprehensive loss	(1,411)	(1,672)
Accumulated deficit	(458,453)	(431,550)
Total stockholders’ equity	338,882	349,958
Total liabilities and stockholders’ equity	$411,026	$428,567
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenues:
Product revenue	$19,694	$19,940	$59,251	$58,849
Service and other revenue	13,845	10,883	39,323	29,859
Collaboration and license revenue	1,872	237	2,756	1,234
Grant revenue	402	499	930	877
Total revenues	35,813	31,559	102,260	90,819
Costs of goods sold and services:
Cost of product revenue	10,554	7,209	25,461	21,789
Cost of service and other revenue	5,106	4,941	15,864	14,212
Total costs of goods sold and services	15,660	12,150	41,325	36,001
Gross profit	20,153	19,409	60,935	54,818
Operating expenses:
Research and development	8,104	7,739	23,015	18,854
Selling, general and administrative	22,908	23,550	73,027	65,642
Other lease costs	889	928	2,740	2,696
Total operating expenses	31,901	32,217	98,782	87,192
Loss from operations	(11,748)	(12,808)	(37,847)	(32,374)
Interest income	3,535	4,185	11,165	11,520
Other income	5	2,110	221	1,891
Loss before income taxes	(8,208)	(6,513)	(26,461)	(18,963)
Income tax expense	(145)	(203)	(442)	(578)
Net loss	$(8,353)	$(6,716)	$(26,903)	$(19,541)

Net loss per common share, basic and diluted	$(0.22)	$(0.18)	$(0.70)	$(0.52)

Weighted-average common shares outstanding, basic and diluted	38,449	37,657	38,305	37,494
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Net loss	$(8,353)	$(6,716)	$(26,903)	$(19,541)
Other comprehensive loss, net of tax:
Unrealized gain/(loss) on marketable securities	1,054	(241)	272	(241)
Foreign currency translation	601	(148)	(11)	(350)
Total other comprehensive loss	1,655	(389)	261	(591)
Comprehensive loss	$(6,698)	$(7,105)	$(26,642)	$(20,132)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023 (As Restated)	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, net of tax effects and payments	274	—	599	—	—	599
Stock-based compensation expense	—	—	5,265	—	—	5,265
Unrealized loss on marketable securities, net of tax	—	—	—	(607)	—	(607)
Foreign currency translation, net of tax	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	(11,243)	(11,243)
Balance at March 31, 2024 (As Restated)	38,288	$38	$789,006	$(2,953)	$(442,793)	$343,298
Issuance of common stock under stock plans, net of tax effects and payments	110	—	(328)	—	—	(328)
Stock-based compensation expense	—	—	5,228	—	—	5,228
Unrealized loss on marketable securities, net of tax	—	—	—	(175)	—	(175)
Foreign currency translation, net of tax	—	—	—	62	—	62
Net loss	—	—	—	—	(7,307)	(7,307)
Balance at June 30, 2024 (As Restated)	38,398	$38	$793,906	$(3,066)	$(450,100)	$340,778
Issuance of common stock under stock plans, net of tax effects and payments	77	1	144	—	—	145
Stock-based compensation expense	—	—	4,657	—	—	4,657
Unrealized gain on marketable securities, net of tax	—	—	—	1,054	—	1,054
Foreign currency translation, net of tax	—	—	—	601	—	601
Net loss	—	—	—	—	(8,353)	(8,353)
Balance at September 30, 2024	38,475	$39	$798,707	$(1,411)	$(458,453)	$338,882

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022 (As Restated)	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, net of tax effects and payments	144	—	551	—	—	551
Stock-based compensation expense (As Restated)	—	—	3,943	—	—	3,943
Foreign currency translation, net of tax	—	—	—	42	—	42
Net loss (As Restated)	—	—	—	—	(7,274)	(7,274)
Balance at March 31, 2023 (As Restated)	37,424	$37	$768,123	$(2,496)	$(410,470)	$355,194
Issuance of common stock under stock plans, net of tax effects and payments	142	—	139	—	—	139
Stock-based compensation expense (As Restated)	—	—	4,210	—	—	4,210
Foreign currency translation, net of tax	—	—	—	(244)	—	(244)
Net loss (As Restated)	—	—	—	—	(5,551)	(5,551)
Balance at June 30, 2023 (As Restated)	37,566	$37	$772,472	$(2,740)	$(416,021)	$353,748
Issuance of common stock under stock plans, net of tax effects and payments	273	1	1,799	—	—	1,800
Stock-based compensation expense (As Restated)	—	—	4,344	—	—	4,344
Unrealized loss on marketable securities, net of tax	—	—	—	(241)	—	(241)
Foreign currency translation, net of tax	—	—	—	(148)	—	(148)
Net loss (As Restated)	—	—	—	—	(6,716)	(6,716)
Balance at September 30, 2023 (As Restated)	37,839	$38	$778,615	$(3,129)	$(422,737)	$352,787
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flows from operating activities:
Net loss	$(26,903)	$(19,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,740	4,843
Credit losses on accounts receivable	744	311
Accretion of marketable securities	(5,317)	(1,490)
Operating lease right-of-use asset amortization	1,371	1,518
Stock-based compensation expense	15,150	12,497
Impairment	—	130
Other operating activity	(389)	647
Changes in assets and liabilities:
Accounts receivable	(6,402)	(5,615)
Inventory	(6,845)	(3,700)
Prepaid expenses and other current assets	(168)	(2,829)
Other non-current assets	(479)	(702)
Accounts payable	588	948
Accrued compensation and benefits, accrued expenses, and other current liabilities	(3,166)	1,229
Deferred revenue	(826)	894
Operating lease liabilities	(2,971)	(1,690)
Other non-current liabilities	11	(107)
Net cash used in operating activities	(30,862)	(12,657)
Cash flows from investing activities:
Purchases of marketable securities	(270,972)	(125,200)
Proceeds from maturities of marketable securities	159,279	—
Purchases of property and equipment	(2,956)	(1,878)
Net cash used in investing activities	(114,649)	(127,078)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,999	2,632
Payments for employee taxes withheld on stock-based compensation awards	(2,584)	(142)
Net cash provided by financing activities	415	2,490
Net decrease in cash, cash equivalents, and restricted cash	(145,096)	(137,245)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	18	(229)
Cash, cash equivalents, and restricted cash at beginning of period	177,026	341,337
Cash, cash equivalents, and restricted cash at end of period	$31,948	$203,863

Supplemental disclosure of cash flow information:
Cash paid for taxes	$703	$719
Shares received as consideration under product sales agreement	$—	$775
Purchases of property and equipment in accounts payable and accrued expenses	$782	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Restatement of Financial Statements
Subsequent to the issuance of Quanterix Corporation's (“Quanterix” or the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 8, 2024, the Company identified an error related to the capitalization of labor and overhead costs in the Company's inventory balances (the "Misstatement"), which impacted the previously issued audited Consolidated Financial Statements as of December 31, 2023 and unaudited Consolidated Financial Statements for the quarterly and year to date periods ended September 30, 2023 (the "Restatement Periods"). As a result, the Company restated its financial statements for these Restatement Periods (the "Restatement") and included such restated financial statements within Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on December 23, 2024. In connection with the Restatement, the Company also corrected unrelated errors identified by the Company in prior periods (together with the Misstatement, the "Combined Misstatements"). Within the accompanying financial statements, footnote disclosures, and other financial information, the Company has restated all previously reported amounts impacted by the Combined Misstatements.
Restatement Background
In connection with the Company's efforts to remediate a material weakness in its internal control over financial reporting relating to the operating effectiveness of internal controls associated with the accounting for inventory valuation, and while performing closing procedures for the third quarter of 2024, the Company identified the Misstatement. The correction of the Misstatement impacts the previously reported amounts of inventory, cost of product revenue, net loss per common share, and all related financial statement subtotals and totals. In addition, the correction of the unrelated errors identified by the Company in prior periods includes, but is not limited to, adjustments to property and equipment, accrued compensation and benefits, and operating expenses.
Impact of Restatement
The following tables present the impact of the financial statement adjustments in all Restatement Periods to the specific line items presented in the previously reported audited and unaudited Consolidated Financial Statements. The amounts labeled "As Previously Reported" were derived from the originally filed Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The amounts labeled “Adjustments” represent the impact of correcting the Combined Misstatements identified by the Company. The effects of the Restatement have been corrected in all impacted tables and footnotes throughout the Consolidated Financial Statements herein.

QUANTERIX CORPORATION
RESTATED CONSOLIDATED BALANCE SHEET
(amounts in thousands, except per share data)

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$174,422	$—	$174,422
Marketable securities	146,902	—	146,902
Accounts receivable, net of allowance for expected credit losses	25,414	—	25,414
Inventory	22,365	3,758	26,123
Prepaid expenses and other current assets	9,291	(57)	9,234
Total current assets	378,394	3,701	382,095
Restricted cash	2,604	—	2,604
Property and equipment, net	17,926	—	17,926
Intangible assets, net	6,034	—	6,034
Operating lease right-of-use assets	18,251	—	18,251
Other non-current assets	1,802	(145)	1,657
Total assets	$425,011	$3,556	$428,567
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,048	$—	$5,048
Accrued compensation and benefits	13,659	511	14,170
Accrued expenses and other current liabilities	6,041	14	6,055
Deferred revenue	9,468	—	9,468
Operating lease liabilities	4,241	—	4,241
Total current liabilities	38,457	525	38,982
Deferred revenue, net of current portion	1,227	—	1,227
Operating lease liabilities, net of current portion	37,223	—	37,223
Other non-current liabilities	1,177	—	1,177
Total liabilities	78,084	525	78,609
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; Authorized: 120,000 shares; Issued and outstanding: 38,014 shares at December 31, 2023	38	—	38
Additional paid-in capital	783,142	—	783,142
Accumulated other comprehensive loss	(1,757)	85	(1,672)
Accumulated deficit	(434,496)	2,946	(431,550)
Total stockholders’ equity	346,927	3,031	349,958
Total liabilities and stockholders’ equity	$425,011	$3,556	$428,567

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Product revenue	$19,660	$280	$19,940	$58,639	$210	$58,849
Service revenue	10,938	(55)	10,883	30,069	(210)	29,859
Collaboration and license revenue	237	—	237	1,234	—	1,234
Grant revenue	499	—	499	877	—	877
Total revenues	31,334	225	31,559	90,819	—	90,819
Costs of goods sold and services:
Cost of product revenue	8,342	(1,133)	7,209	22,611	(822)	21,789
Cost of service and other revenue	5,209	(268)	4,941	14,361	(149)	14,212
Total costs of goods sold and services	13,551	(1,401)	12,150	36,972	(971)	36,001
Gross profit	17,783	1,626	19,409	53,847	971	54,818
Operating expenses:
Research and development	7,200	539	7,739	17,866	988	18,854
Selling, general, and administrative	23,595	(45)	23,550	66,036	(394)	65,642
Other lease costs	758	170	928	2,696	—	2,696
Total operating expenses	31,553	664	32,217	86,598	594	87,192
Loss from operations	(13,770)	962	(12,808)	(32,751)	377	(32,374)
Interest income	4,185	—	4,185	11,520	—	11,520
Other income	2,030	80	2,110	1,884	7	1,891
Loss before income taxes	(7,555)	1,042	(6,513)	(19,347)	384	(18,963)
Income tax expense	(203)	—	(203)	(578)	—	(578)
Net loss	$(7,758)	$1,042	$(6,716)	$(19,925)	$384	$(19,541)

Net loss per common share, basic and diluted	$(0.21)	$0.03	$(0.18)	$(0.53)	$0.01	$(0.52)

Weighted-average common shares outstanding, basic and diluted	37,657	—	37,657	37,494	—	37,494

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(7,758)	$1,042	$(6,716)	$(19,925)	$384	$(19,541)
Other comprehensive loss, net of tax:
Unrealized losses on marketable securities	(241)	—	(241)	(241)	—	(241)
Foreign currency translation adjustment	(148)	—	(148)	(350)	—	(350)
Total other comprehensive loss	(389)	—	(389)	(591)	—	(591)
Comprehensive loss	$(8,147)	$1,042	$(7,105)	$(20,516)	$384	$(20,132)

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Three Months Ended September 30, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at June 30, 2023	37,566	$37	$772,473	$(2,825)	$(414,329)	$355,356
Issuance of common stock under stock plans, including tax effects	273	1	1,799	—	—	1,800
Stock-based compensation expense	—	—	4,343	—	—	4,343
Unrealized loss on marketable securities, net of tax	—	—	—	(241)	—	(241)
Foreign currency translation	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	(7,758)	(7,758)
Balance at September 30, 2023	37,839	$38	$778,615	$(3,214)	$(422,087)	$353,352
Adjustments
Balance at June 30, 2023	—	$—	$(1)	$85	$(1,692)	$(1,608)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	1	—	—	1
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net loss	—	—	—	—	1,042	1,042
Balance at September 30, 2023	—	$—	$—	$85	$(650)	$(565)
As Restated
Balance at June 30, 2023	37,566	$37	$772,472	$(2,740)	$(416,021)	$353,748
Issuance of common stock under stock plans, including tax effects	273	1	1,799	—	—	1,800
Stock-based compensation expense	—	—	4,344	—	—	4,344
Unrealized loss on marketable securities, net of tax	—	—	—	(241)	—	(241)
Foreign currency translation	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	(6,716)	(6,716)
Balance at September 30, 2023	37,839	$38	$778,615	$(3,129)	$(422,737)	$352,787

	Nine Months Ended September 30, 2023
	Common Stock
As Previously Reported	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,688	$(2,623)	$(402,162)	$358,940
Issuance of common stock under stock plans, including tax effects	559	1	2,489	—	—	2,490
Stock-based compensation expense	—	—	12,438	—	—	12,438
Unrealized loss on marketable securities, net of tax	—	—	—	(241)	—	(241)
Foreign currency translation	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	(19,925)	(19,925)
Balance at September 30, 2023	37,839	$38	$778,615	$(3,214)	$(422,087)	$353,352
Adjustments
Balance at December 31, 2022	—	$—	$(59)	$85	$(1,034)	$(1,008)
Issuance of common stock under stock plans, including tax effects	—	—	—	—	—	—
Stock-based compensation expense	—	—	59	—	—	59
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net loss	—	—	—	—	384	384
Balance at September 30, 2023	—	$—	$—	$85	$(650)	$(565)
As Restated
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	559	1	2,489	—	—	2,490
Stock-based compensation expense	—	—	12,497	—	—	12,497
Unrealized loss on marketable securities, net of tax	—	—	—	(241)	—	(241)
Foreign currency translation	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	(19,541)	(19,541)
Balance at September 30, 2023	37,839	$38	$778,615	$(3,129)	$(422,737)	$352,787

QUANTERIX CORPORATION
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(19,925)	$384	$(19,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	$4,788	55	4,843
Credit losses on accounts receivable	311	—	311
Accretion of marketable securities	(1,490)	—	(1,490)
Operating lease right-of-use asset amortization	1,518	—	1,518
Stock-based compensation expense	12,438	59	12,497
Impairment	—	130	130
Other operating activity	647	—	647
Changes in assets and liabilities:
Accounts receivable	(5,615)	—	(5,615)
Inventory	(2,966)	(734)	(3,700)
Prepaid expenses and other current assets	(2,829)	—	(2,829)
Other non-current assets	(716)	14	(702)
Accounts payable	948	—	948
Accrued compensation and benefits, accrued expenses, and other current liabilities	876	353	1,229
Deferred revenue	894	—	894
Operating lease liabilities	(1,690)	—	(1,690)
Other non-current liabilities	(107)	—	(107)
Net cash used in operating activities	(12,918)	261	(12,657)
Cash flows from investing activities:
Purchases of marketable securities	(125,200)	—	(125,200)
Purchases of property and equipment	(1,572)	(306)	(1,878)
Net cash used in investing activities	(126,772)	(306)	(127,078)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	2,632	—	2,632
Payments for employee taxes withheld on stock-based compensation awards	(142)	—	(142)
Net cash provided by financing activities	2,490	—	2,490
Net decrease in cash, cash equivalents, and restricted cash	(137,200)	(45)	(137,245)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(229)	—	(229)
Cash, cash equivalents, and restricted cash at beginning of period	341,337	—	341,337
Cash, cash equivalents, and restricted cash at end of period	$203,908	$(45)	$203,863

Supplemental disclosure of cash flow information:
Cash paid for taxes	$719	$—	$719
Shares received as consideration under product sales agreement	$775	$—	$775

Note 2. Organization and Nature of Business
Quanterix Corporation is a life sciences company that has developed next generation, ultra-sensitive digital immunoassay platforms that advance life sciences research and diagnostics. The Company’s platforms are based on its proprietary digital “Simoa” detection technology and enable customers to reliably detect protein biomarkers in ultra-low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. The ability of the Company’s Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention.
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
Note 3. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC regarding interim financial reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete financial statements prepared in accordance with U.S. GAAP are not included herein. The Consolidated Balance Sheet and related information as of December 31, 2023 included herein was derived from the audited Consolidated Financial Statements as of December 31, 2023 (as restated), but does not include all disclosures required by U.S. GAAP on an annual reporting basis. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 29, 2024 (the "Original Annual Report"), and Amendment No. 1 to the Company’s Annual Report on Form 10-K/A, filed with the SEC on December 23, 2024. Since the date of the Original Annual Report, there have been no changes or updates to the Company’s significant accounting policies, other than those described below.
In the opinion of management, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 may not be indicative of the results for the full year ending December 31, 2024, or any other period.
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
In accordance with Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company assesses the terms of non-marketable equity investments to determine if any meet the definition of a variable interest entity (“VIE”) and require consolidation into its Consolidated Financial Statements. Refer to Note 15 - Variable Interest Entities for further discussion.
Foreign Currency
The functional currency of the Company’s subsidiaries are their respective local currencies. These subsidiary financial statements are translated into U.S. dollars using the period-end exchange rates for assets and liabilities, average exchange rates during the corresponding period for revenue and expenses, and historical rates for equity. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive loss, a component of stockholders’ equity on the Consolidated Balance Sheets.
Foreign currency transaction gains (losses) are included in other income, net on the Consolidated Statements of Operations and were not material for the three and nine months ended September 30, 2024 and 2023.
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of September 30,
	2024	2023
		(As Restated)
Cash and cash equivalents	$29,339	$201,261
Restricted cash (1)	2,609	2,602
Cash, cash equivalents, and restricted cash	$31,948	$203,863
(1) Restricted cash consists of collateral for a letter of credit issued as security for two of the Company’s leased facilities and to secure the Company’s corporate credit card program. The short-term or long-term classification is determined in accordance with the expiration of the underlying letter of credit and security.
Recently Adopted Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). This update clarifies the guidance in Topic 820 related to measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, as well as introducing new disclosure requirements for these types of equity securities. The new standard became effective for the Company on January 1, 2024. The Company adopted this standard on a prospective basis and such adoption did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

Recent Accounting Standards to be Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard enhances the disclosures of reportable segment information, primarily with regard to significant segment expenses, and applies to entities with a single reportable segment. The new standard is effective for the Company for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements disclosures.
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
Disaggregated Revenue
The following table disaggregates the Company’s revenue from contracts with customers by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
					(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenue:
Instruments	$1,226	$1,070	$90	$2,386	$1,693	$707	$1,482	$3,882
Consumable and other products	9,949	5,171	2,188	17,308	8,733	5,232	2,093	16,058
Total	$11,175	$6,241	$2,278	$19,694	$10,426	$5,939	$3,575	$19,940

Service revenue:
Service-type warranties	$1,540	$857	$198	$2,595	$1,572	$783	$156	$2,511
Research services	9,841	426	276	10,543	6,690	617	433	7,740
Other services	460	236	11	707	388	243	1	632
Total	$11,841	$1,519	$485	$13,845	$8,650	$1,643	$590	$10,883

Collaboration and license revenue:
Total	$1,872	$—	$—	$1,872	$237	$—	$—	$237

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
					(As Restated)	(As Restated)	(As Restated)	(As Restated)
Product revenue:
Instruments	$3,214	$2,896	$1,288	$7,398	$4,879	$3,659	$3,864	$12,402
Consumable and other products	30,744	14,566	6,543	51,853	26,082	14,780	5,585	46,447
Total	$33,958	$17,462	$7,831	$59,251	$30,961	$18,439	$9,449	$58,849

Service revenue:
Service-type warranties	$4,787	$2,611	$592	$7,990	$4,607	$2,181	$431	$7,219
Research services	23,378	5,411	573	29,362	18,200	1,562	1,001	20,763
Other services	1,208	724	39	1,971	1,142	719	16	1,877
Total	$29,373	$8,746	$1,204	$39,323	$23,949	$4,462	$1,448	$29,859

Collaboration and license revenue:
Total	$2,756	$—	$—	$2,756	$1,234	$—	$—	$1,234
For the three and nine months ended September 30, 2024, one customer and no customers, respectively, accounted for more than 10% of the Company’s total revenues, and for the three and nine months ended September 30, 2023, one customer accounted for more than 10% of the Company’s total revenues. As of September 30, 2024 and December 31, 2023, two customers and one customer accounted for more than 10% of the Company’s gross accounts receivable, respectively.
Product Revenue
UltraDx (2023 Amounts As Restated)
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

Under the UltraDx Agreement, the consideration due to the Company included cash proceeds and contingent, non-cash consideration in the form of ordinary shares of UltraDx with a deemed fair value of $1.0 million. The issuance of the ordinary shares was contingent on UltraDx completing a preferred share financing under the terms and conditions in the UltraDx Agreement. Given the uncertainty of the completion of a preferred share financing, the Company concluded that the non-cash consideration related to the ordinary shares was variable consideration that was fully constrained at contract inception.

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

During the three and nine months ended September 30, 2024, revenue recognized from the UltraDx Agreement was immaterial and $1.1 million, respectively. During the three and nine months ended September 30, 2023, revenue recognized from the UltraDx Agreement was immaterial and $1.4 million, respectively, which includes the one-time revenue from the receipt of the ordinary shares.

Service Revenue
Eli Lilly and Company Service Revenue Agreements
On February 25, 2022, the Company entered into a Master Collaboration Agreement with Eli Lilly and Company (“Lilly”) establishing a framework for future projects focused on the development of Simoa immunoassays (the “Lilly Collaboration Agreement”). The Company also entered into an initial statement of work (the "SOW") under the Lilly Collaboration Agreement to perform assay research and development services within the field of Alzheimer’s disease ("AD"). Under the SOW, the Company received $1.5 million per calendar quarter, which began in the first quarter of 2022. The initial SOW automatically renews on a quarterly basis until Lilly provides a termination notice in accordance with the terms of the Lilly Collaboration Agreement.
The Company recognized revenue from the Lilly Collaboration Agreement of $1.5 million and $4.5 million during the three and nine months ended September 30, 2024 and 2023, respectively.
During the second quarter of 2024, Lilly launched its CertuitAD test. As a result, on May 14, 2024, Lilly provided notice to terminate the SOW, effective August 22, 2024. Under the terms of the SOW, the Company received a final quarterly payment of $1.5 million in the third quarter of 2024. The Lilly Collaboration Agreement remains in effect and the Company continues to provide products and services to Lilly under other contractual arrangements.
Concurrent with the execution of the Lilly Collaboration Agreement, the Company entered into a Technology License Agreement (the “Lilly License”) under which Lilly granted a non-exclusive license to Lilly’s proprietary p-Tau 217 antibody technology for use by the Company in research use only products, services, and future in vitro diagnostics (“IVD”) applications within the field of Alzheimer’s disease. In consideration of the Lilly License, the Company paid an upfront fee, is required to make milestone payments based on the achievement of predetermined regulatory and commercial events, and will pay royalties on net sales of licensed products. In the third quarter of 2024, the Company announced that it will offer research use only instrumentation and consumables to develop p-Tau 217 blood tests and services using the p-Tau 217 antibody technology licensed from Lilly.
Contract Assets
There were no contract assets as of September 30, 2024 or December 31, 2023.
Deferred Revenue
During the nine months ended September 30, 2024 and 2023, the Company recognized $6.5 million and $6.4 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.
Remaining Performance Obligations
As of September 30, 2024, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $9.9 million. Of this amount, $9.0 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. The $9.9 million primarily consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.
Costs to Obtain a Contract
Changes in costs to obtain a contract were as follows (in thousands):

	2024	2023
Balance at December 31 of prior year	$288	$377
Capitalization of costs to obtain a contract	237	414
Recognition of costs to obtain a contract	(260)	(491)
Balance at September 30	$265	$300
The Company evaluates potential impairment of these amounts at each balance sheet date, and no related impairments were recorded during the nine months ended September 30, 2024 and 2023.

Grant Revenue
All of the Company's grant revenue is generated within North America.
NIH Grant
On September 21, 2022, the Company and the National Institutes of Health (the “NIH”), an agency of the U.S. Department of Health and Human Services, entered into a contract (the “NIH Grant”) with a total award value of $1.7 million. The NIH granted the Company funding in support of the development of certain point-of-care diagnostic technologies through collaborative efforts. Grant funding is to be used solely for activities related to the point-of-care diagnostic device development project and the contract period runs through August 2025. Receipt of the award value occurs throughout the term of the contract period and after the Company submits for reimbursement of activities related to the grant. As of September 30, 2024, the Company had received $1.1 million of the total award value.
During the three and nine months ended September 30, 2024, grant revenue recognized was $0.3 million and $0.6 million, respectively. During the three months ended September 30, 2023, grant revenue recognized was not material. During the nine months ended September 30, 2023, grant revenue recognized was $0.5 million.
During the three months ended September 30, 2024 and 2023, research and development expenses incurred were not material. During the nine months ended September 30, 2024 and 2023, research and development expenses incurred were $0.6 million and $0.4 million, respectively.
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
During the three months ended September 30, 2024, grant revenue recognized and research and development expenses incurred were not material. During the nine months ended September 30, 2024, grant revenue recognized and research and development expenses incurred were each $0.4 million. During the three and nine months ended September 30, 2023, grant revenue recognized and research and development expenses incurred were $0.3 million and $0.4 million, respectively. As of September 30, 2024, the Company had $0.7 million of deferred revenue related to the ADDF Grant.
Note 5. Allowance for Credit Losses
The change in the allowance for expected credit losses on accounts receivable is summarized as follows (in thousands):

	2024	2023
Balance at December 31 of prior year	$454	$118
Provision for expected credit losses	744	605
Write-offs and recoveries collected	(437)	(294)
Balance at September 30	$762	$429

Note 6. Marketable Securities
All of the Company's marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities, by major security type, were as follows (in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$7,438	$2	$—	$7,440
U.S. Treasuries	75,809	44	(8)	75,845
U.S. Government agency bonds	105,490	203	(18)	105,675
Corporate bonds	82,205	372	—	82,577
Total marketable securities	$270,942	$621	$(26)	$271,537

Marketable securities are recorded in the following Consolidated Balance Sheets captions:
Cash and cash equivalents				$7,353
Marketable securities				264,184
Total marketable securities				$271,537

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$53,482	$23	$(12)	$53,493
U.S. Treasuries	4,896	1	—	4,897
U.S. Government agency bonds	28,366	39	(7)	28,398
Corporate bonds	66,726	289	(8)	67,007
Total marketable securities	$153,470	$352	$(27)	$153,795

Marketable securities are recorded in the following Consolidated Balance Sheets captions:
Cash and cash equivalents				$6,893
Marketable securities				146,902
Total marketable securities				$153,795
The following tables show the fair value and gross unrealized losses of the Company’s marketable securities, with unrealized losses that are not deemed to be other-than-temporary, aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months
As of September 30, 2024	Fair Value	Unrealized Losses
Commercial paper	$2,981	$—
U.S. Treasuries	19,778	(8)
U.S. Government agency bonds	24,278	(18)
Corporate bonds	2,495	—
Total	$49,532	$(26)

	Less Than 12 Months
As of December 31, 2023	Fair Value	Unrealized Losses
Commercial paper	$32,137	$(12)
U.S. Government agency bonds	15,861	(7)
Corporate bonds	8,367	(8)
Total	$56,365	$(27)

The Company did not have any individual securities in a continuous loss position for greater than 12 months, and there were no individual securities that were in a significant unrealized loss position as of September 30, 2024. For marketable securities in an unrealized loss position, the Company does not intend to sell them, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related. Accordingly, the Company has not recorded any impairment losses or a credit loss allowance.
The Company did not sell any marketable securities or record any realized gains or losses for the nine months ended September 30, 2024. At September 30, 2024 and December 31, 2023, the Company had $1.4 million and $1.0 million, respectively, of accrued interest receivable on its marketable securities.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$233,615	$233,992	$95,188	$95,232
Due in one to two years	37,327	37,545	58,282	58,563
Total	$270,942	$271,537	$153,470	$153,795
Note 7. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2024	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$5,670	$5,670	$—	$—
Commercial paper	—	—	—	—
U.S. Treasuries	7,353	—	7,353	—
Total cash equivalents	13,023	5,670	7,353	—
Marketable securities:
Commercial paper	7,440	—	7,440	—
U.S. Treasuries	68,492	—	68,492	—
U.S. Government agency bonds	105,675	—	105,675	—
Corporate bonds	82,577	—	82,577	—
Total marketable securities	264,184	—	264,184	—
Total financial assets	$277,207	$5,670	$271,537	$—

As of December 31, 2023	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$155,367	$155,367	$—	$—
Commercial paper	1,996	—	1,996	—
U.S. Treasuries	4,897	—	4,897	—
Total cash equivalents	162,260	155,367	6,893	—
Marketable securities:
Commercial paper	51,497	—	51,497	—
U.S. Government agency bonds	28,398	—	28,398	—
Corporate bonds	67,007	—	67,007	—
Total marketable securities	146,902	—	146,902	—
Total financial assets	$309,162	$155,367	$153,795	$—
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
Nonrecurring Fair Value Measurements (As Restated)
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
During the three and nine months ended September 30, 2024, the Company did not record any fair value adjustments to its non-marketable equity investment. To date, the cumulative fair value adjustments have not been material. As of September 30, 2024 and December 31, 2023, the carrying value of the non-marketable equity investment was $0.8 million, and is recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 15 - Variable Interest Entities for the Company's evaluation of its investments in other entities under the VIE guidance.
Other Fair Value Disclosures
During the three months ended September 30, 2024 and 2023, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets.

Note 8. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
		(As Restated)
Raw materials	$7,507	$5,114
Work in process	8,977	5,439
Finished goods	16,486	15,570
Total inventory	$32,969	$26,123
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
		(As Restated)
Accrued professional services	$2,608	$1,596
Accrued royalties	1,435	1,689
Accrued tax liabilities	1,023	822
Other accrued expenses	1,525	1,948
Total accrued expenses and other current liabilities	$6,591	$6,055
Note 10. Stock-Based Compensation
Stock Options
Stock option activity for the nine months ended September 30, 2024 is presented below (in thousands, except per share and contractual life amounts):

	Number of options	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	2,774	$19.62	7.9	$26,941
Granted	1,388	22.65
Exercised	(150)	11.89
Forfeited/expired	(561)	22.30
Outstanding at September 30, 2024	3,451	$20.34	7.9	$1,929
Exercisable at September 30, 2024	1,381	$21.11	6.3	$1,245
Vested and expected to vest at September 30, 2024	3,451	$20.34	7.9	$1,929

Restricted Stock Units
Restricted stock unit (“RSU”) activity for the nine months ended September 30, 2024 is presented below (in thousands, except per share amounts):

	Number of shares	Weighted-average grant date fair value per share
Unvested at December 31, 2023	1,328	$17.87
Granted	531	21.22
Vested	(403)	19.03
Forfeited	(261)	19.61
Unvested at September 30, 2024	1,195	$18.59
Employee Stock Purchase Plan (“ESPP”)
During the nine months ended September 30, 2024, employees purchased 78 thousand shares of the Company’s common stock pursuant to the 2017 ESPP.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Cost of product revenue	$276	$225	$883	$624
Cost of service and other revenue	283	259	866	867
Research and development	530	449	1,598	1,233
Selling, general and administrative	3,568	3,411	11,803	9,773
Total stock-based compensation expense	$4,657	$4,344	$15,150	$12,497
As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested RSUs and stock options was $43.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.
Note 11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Numerator:
Net loss	$(8,353)	$(6,716)	$(26,903)	$(19,541)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,449	37,657	38,305	37,494

Net loss per share, basic and diluted	$(0.22)	$(0.18)	$(0.70)	$(0.52)

As the Company was in a net loss position for all periods listed in the table below, the following common share equivalents (calculated on a weighted average basis) were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	453	1,883	781	910
RSUs	306	1,278	748	1,100
Estimated ESPP purchases	12	18	9	24
Total dilutive shares	771	3,179	1,538	2,034
Note 12. Income Taxes
The Company’s effective tax rates were (1.8)% and (1.7)% for both the three and nine months ended September 30, 2024, and (3.1)% and (3.0)% for the three and nine months ended September 30, 2023, respectively. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.
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
The total purchase commitment under the STRATEC Supply Agreement is $3.7 million, of which $3.1 million has been paid, and $0.6 million is due within one year from September 30, 2024.
During the three and nine months ended September 30, 2024, STRATEC shipped 58 thousand and 138 thousand discs, respectively, and during the three and nine months ended September 30, 2023 it shipped 63 thousand and 184 thousand discs, respectively. The Company recorded cost of product revenue related to these shipments of $0.4 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively. During the remainder of 2024, STRATEC is required to ship 141 thousand discs to the Company.
Other Purchase Commitments
The Company’s other non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. As of September 30, 2024, the Company’s total purchase commitments under these agreements were $1.1 million, most of which the Company expects to incur by the end of 2025.
License Agreements
Harvard University
In August 2022, the Company and Harvard University (“Harvard”) entered into an exclusive license agreement (the “Harvard License Agreement”) for certain intellectual property owned by Harvard. Pursuant to the Harvard License

Agreement, the Company paid an upfront fee of $0.6 million, which was recorded in research and development expenses on the Consolidated Statements of Operations. Under the Harvard License Agreement, the Company is required to pay Harvard low single-digit royalties on net sales of products and services using the licensed technology, as well as a portion of its applicable sublicense revenues. The Company incurred no royalty expense under the Harvard License Agreement for the three and nine months ended September 30, 2024 and 2023.
Refer to Note 14 - Related Party Transactions for a discussion of a related party relationship with Harvard.
Tufts University
In June 2007, the Company and Tufts University (“Tufts”) entered into a license agreement (the “Tufts License Agreement”) for certain intellectual property owned by Tufts. The Tufts License Agreement, which was subsequently amended, is exclusive and sub-licensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is required to pay license and maintenance fees that are creditable against royalties, in addition to low single-digit royalties on direct sales and services, and a royalty on sublicense income. The Company incurred royalty expenses related to the Tufts License Agreement of $0.6 million and $1.6 million during the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.3 million during the three and nine months ended September 30, 2023, respectively, which were recorded in cost of product revenue on the Consolidated Statements of Operations.
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
Leases
The undiscounted future lease payments for non-cancelable operating leases were as follows (in thousands):

Maturity of lease liabilities	As of September 30, 2024
2024 (remainder)	$1,807
2025	7,296
2026	7,450
2027	7,684
2028	7,923
2029	8,143
Thereafter	7,615
Total lease payments	47,918
Less: imputed interest	9,427
Total operating lease liabilities	$38,491
The Company’s lease agreement for office and laboratory facilities in Bedford, Massachusetts included a tenant improvement allowance with the landlord that offset a portion of the Company’s construction costs. During the first quarter of 2023, the Company received the final tenant improvement allowance reimbursement of $0.9 million.
Note 14. Related Party Transactions
In June 2007, the Company entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 13 - Commitments and Contingencies). A member of the Company’s Board of Directors was previously affiliated with Tufts and continues to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts. At September 30, 2024 and December 31, 2023, open payable balances to Tufts were not material.

In August 2022, the Company entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 13 - Commitments and Contingencies). Harvard is required to pay a portion of the payments received from the Company under the Harvard License Agreement to a member of the Company’s Board of Directors. The same member of the Company’s Board of Directors is also affiliated with Mass General Brigham. Revenue recorded from sales of products and services to Harvard and Mass General Brigham was $1.0 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. Cost of product revenue and operating expenses with Harvard and Mass General Brigham were not material and $0.3 million for the three and nine months ended September 30, 2024, respectively. Cost of product revenue and operating expenses with Harvard and Mass General Brigham were not material for the three and nine months ended September 30, 2023, respectively. At September 30, 2024 and December 31, 2023, open payables to and receivable balances from Harvard and Mass General Brigham were not material.
As discussed in Note 4 - Revenue and Related Matters, on May 26, 2022, the Company and UltraDx, a company formed by ARCH, entered into the UltraDx Agreement. At contract inception, the Company determined that UltraDx was a related party because a member of the Company’s Board of Directors was affiliated with ARCH and UltraDx. As of June 7, 2023, this individual no longer served as a member of the Company’s Board of Directors. Cost of goods sold were not material and $0.3 million for the three and nine months ended September 30, 2024, respectively. Cost of goods sold were not material for the three and nine months ended September 30, 2023, respectively. At September 30, 2024 and December 31, 2023 open receivable balances from UltraDx were not material and there were no open payable balances to UltraDx.
Note 15. Variable Interest Entities
The Company enters into relationships with, or has investments in, other entities that may be VIEs. The Company assesses the criteria in ASC 810 – Consolidation to determine if any such entities meet the definition of a VIE and require consolidation into its financial statements. Based on the Company’s assessments, it does not have any controlling financial interests in any VIE, and therefore did not consolidate any VIE into its Consolidated Financial Statements during the three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s investment in a VIE was $0.8 million, which was recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 7 - Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to the VIE is limited to its carrying value and the Company does not have any future funding commitments to the VIE.
Note 16. Subsequent Events
On December 16, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Emission Inc. (“Emission”), the shareholders of Emission (collectively, the “Shareholders”), and Van Chandler, as the Shareholders’ representative. Emission is based in Georgetown, Texas and manufactures large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads its proprietary beads. The transaction is part of the Company's plans to secure the use of Emission's highly controlled beads in the Company's next generation platforms and expansion into a new multi-plex segment targeting third-party original equipment manufacturer ("OEM") customers.
Pursuant to the terms of the Purchase Agreement, the Company agreed to purchase from the Shareholders all of the issued and outstanding shares of capital stock of Emission (the “Transaction”) for an upfront payment of $10 million, with an additional $10 million payable upon completion of certain technical milestones. Additionally, the Shareholders may receive up to an additional $50 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones. The Transaction is expected to close in January 2025 and either party may terminate the Purchase Agreement if the Transaction is not completed on or before January 31, 2025.
The Purchase Agreement also provides that, at closing, the parties will enter into a call option agreement (the “Option Agreement”), pursuant to which the Shareholders will have the right to repurchase all of the outstanding capital stock of Emission for $10 million after five years if Emission’s revenues do not exceed $5 million in any one year during such period. If the Shareholders exercise the right to repurchase Emission under the Option Agreement and consummate the repurchase, the Company will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize the Company’s products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in the section titled “Part I. Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 23, 2024 (the “Amended Annual Report on Form 10-K/A”). Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth under the sections titled “Part II, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q or under the section titled “Part I, Item 1A. Risk Factors” of our Amended Annual Report on Form 10-K/A, as updated by the section titled "Part II, Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us, “and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
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
Overview
We are a life sciences company that has developed next-generation, ultra-sensitive digital immunoassay platforms that advance life sciences research and diagnostics. Our platforms are based on our proprietary digital “Simoa” detection technology and enable customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. The ability of our Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to facilitate a paradigm shift in healthcare from an emphasis on treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our Simoa platforms have achieved significant scientific validation and commercial adoption, and our Simoa technology has been cited in more than 3,100 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology, cardiology, infectious disease, and inflammation.
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
We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (our first Simoa instrument, launched in January 2014), collectively “HD Instruments”, that is designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X uses our bead-based technology, and assays run on the HD-X are fully automated. At September 30, 2024, approximately 83% of the HD Instrument installed base were HD-X instruments.
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
As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $293.5 million. Since our inception, we have incurred annual net losses. Our net losses (2023 amounts asrestated) were $8.4 million and $26.9 million for the three and nine months ended September 30, 2024, respectively, and $6.7 million and $19.5 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $458.5 million and stockholders’ equity of $338.9 million.
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
Recent Business Developments
Agreement to Acquire Emission
On December 16, 2024, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with Emission Inc. (“Emission”), the shareholders of Emission (collectively, the “Shareholders”), and Van Chandler, as the Shareholders’ representative. Emission is based in Georgetown, Texas and manufactures large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads its proprietary beads. The transaction is part of our plans to secure the use of Emission's highly controlled beads in our next generation platforms and expansion into a new multi-plex segment targeting third-party original equipment manufacturer ("OEM") customers.

Pursuant to the terms of the Purchase Agreement, we agreed to purchase from the Shareholders all of the issued and outstanding shares of capital stock of Emission (the “Transaction”) for an upfront payment of $10 million, with an additional $10 million payable upon completion of certain technical milestones. Additionally, the Shareholders may receive up to an additional $50 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones. The Transaction is expected to close in January 2025 and either party may terminate the Purchase Agreement if the Transaction is not completed on or before January 31, 2025.
The Purchase Agreement also provides that, at closing, the parties will enter into a call option agreement (the “Option Agreement”), pursuant to which the Shareholders will have the right to repurchase all of the outstanding capital stock of Emission for $10 million after five years if Emission’s revenues do not exceed $5 million in any one year during such period. If the Shareholders exercise the right to repurchase Emission under the Option Agreement and consummate the repurchase, the Company will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize the Company’s products.
LucentAD Tests
In October 2024, we launched LucentAD Complete, a confirmatory blood biomarker test capable of providing results equivalent to cerebrospinal fluid ("CSF") biomarkers and PET imaging. This test combines p-Tau 217, Amyloid beta 42, Amyloid beta 40, GFAP, and NfL biomarkers, which are recognized by the Alzheimer’s Association as core biomarkers of amyloid and tau, or biomarkers of non-specific processes involved in Alzheimer’s Disease ("AD") pathophysiology. The LucentAD Complete test is intended for patients being evaluated for AD. The results from the LucentAD Complete test can aid in the earlier diagnosis of AD, as well as the development of personalized treatment plans.
Additionally, in March 2024, our LucentAD p-Tau 217 blood test was granted Breakthrough Device designation by the FDA. This designation is granted to products that have the potential to offer more effective diagnosis of life-threatening diseases with an unmet medical need. Proposed indications for this blood test include use of the test results in patients presenting with cognitive impairment who are being evaluated for Alzheimer’s disease risk to aid in diagnostic evaluation. The test is not intended as a stand-alone diagnostic test and test results will be interpreted in conjunction with other diagnostic tools to establish a final clinical diagnosis. This test has not been otherwise cleared or approved by the FDA and Breakthrough Device designation does not guarantee that the FDA review and approval process will be shortened or that an application will be approved.
We do not expect material revenue from these tests, or other Lucent Diagnostics tests, until 2025 or later, if at all.
Assay Redevelopment Program
During the fourth quarter of 2023, we substantially completed our six-quarter assay redevelopment program. The objective of this operational program was to improve our ability to manufacture and deliver high-quality assays at scale. Since then, and using the improved protocols resulting from the assay redevelopment program, we have launched our new Simoa Advantage PLUS assays and continue to transition existing assays to Advantage PLUS. The improved protocols leverage manufacturing efficiencies and reagent improvements to provide more consistent results and improved lot-to-lot consistency, which also enables production of larger lot sizes with extended shelf lives. Advantage PLUS assays began shipping to customers in the first quarter of 2024. We expect to continue to apply these improved protocols and manufacturing efficiencies to other existing assays, as well as assays that we may develop in the future.

Comparison of Results of Operations for Three Months Ended September 30, 2024 and 2023 (As Restated for 2023 Amounts):
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease)
	2024	% of revenue	2023	% of revenue	Amount	%
Revenues:
Product revenue	$19,694	55%	$19,940	63%	$(246)	(1)%
Service and other revenue	13,845	39%	10,883	34%	2,962	27%
Collaboration and license revenue	1,872	5%	237	1%	1,635	690%
Grant revenue	402	1%	499	2%	(97)	(19)%
Total revenues	35,813	100%	31,559	100%	4,254	13%
Costs of goods sold and services:
Cost of product revenue	10,554	29%	7,209	23%	3,345	46%
Cost of service and other revenue	5,106	14%	4,941	16%	165	3%
Total costs of goods sold and services	15,660	44%	12,150	38%	3,510	29%
Gross profit	20,153	56%	19,409	62%	744	4%
Operating expenses:
Research and development	8,104	23%	7,739	25%	365	5%
Selling, general and administrative	22,908	64%	23,550	75%	(642)	(3)%
Other lease costs	889	2%	928	3%	(39)	(4)%
Total operating expenses	31,901	89%	32,217	102%	(316)	(1)%
Loss from operations	(11,748)	(33)%	(12,808)	(41)%	1,060	(8)%
Interest income	3,535	10%	4,185	13%	(650)	(16)%
Other income	5	—%	2,110	7%	(2,105)	(100)%
Loss before income taxes	(8,207)	(23)%	(6,513)	(21)%	(1,694)	26%
Income tax expense	(145)	—%	(203)	(1)%	58	(29)%
Net loss	$(8,352)	(23)%	$(6,716)	(21)%	$(1,636)	24%
Revenues
Total revenues increased $4.3 million, or 13%, to $35.8 million for the three months ended September 30, 2024, compared to $31.6 million for the three months ended September 30, 2023.
Product revenue was $19.7 million for the three months ended September 30, 2024 and consisted of instrument sales of $2.4 million and sales of consumables and other products of $17.3 million. This represented a decrease of $0.2 million compared to product revenue of $19.9 million for the three months ended September 30, 2023. The decrease was due to a $1.5 million decrease in instrument sales and was partially offset by a $1.3 million increase in sales of consumables and other products driven by increased demand and higher selling prices. We believe the reduced instrument demand is due to a constrained capital funding environment and we expect softness in instrument sales to continue throughout 2024.
Service revenue was $13.8 million for the three months ended September 30, 2024, compared to $10.9 million for the three months ended September 30, 2023, an increase of $3.0 million, or 27%. The increase was due to higher volumes of sample testing and assay development services in our Accelerator Laboratory. We expect to see continued growth in Accelerator Laboratory services throughout 2024.
Collaboration and license revenue was $1.9 million for the three months ended September 30, 2024, compared to $0.2 million for the three months ended September 30, 2024, an increase of $1.6 million, or 690%. The increase was primarily due to LDT-related license revenue.

Cost of Goods Sold and Services
Total cost of goods sold and services increased $3.5 million, or 29%, to $15.7 million for the three months ended September 30, 2024, compared to $12.2 million for the three months ended September 30, 2023.
Cost of product revenue increased $3.3 million, or 46%, to $10.6 million for the three months ended September 30, 2024, compared to $7.2 million for the three months ended September 30, 2023. This increase was primarily due to lower production volume and output, which led to decreased labor and overhead capitalization, as well as increased costs due to the introduction of new assays.
Cost of service and other revenue was $5.1 million for the three months ended September 30, 2024, compared to $4.9 million for the three months ended September 30, 2023, an increase of $0.2 million, or 3%. Although service and other revenue increased by 27% during the same period, these costs remained consistent with the same period in the prior year due to larger project sizes and improved efficiency delivering Accelerator Laboratory services.
Research and Development
Research and development expense increased $0.4 million, or 5%, to $8.1 million for the three months ended September 30, 2024, compared to $7.7 million for the three months ended September 30, 2023. This increase was primarily due to a $0.7 million increase in compensation and benefits costs related to increased headcount and a $0.4 million increase in outside services to enable product development. These increases were partially offset by a $0.4 million decrease in lab supplies and equipment used in product research and a $0.4 million decrease related to the disposal of certain assets in the third quarter of 2023, which did not repeat in 2024. We expect research and development expense to continue to increase into 2025 due to continued investment in new instrument and assay development.
Selling, General and Administrative
Selling, general and administrative expense decreased $0.6 million, or 3%, to $22.9 million for the three months ended September 30, 2024, compared to $23.6 million for the three months ended September 30, 2023. This decrease was primarily due to a $0.5 million decrease in shipping and handling costs for products due to lower instrument sales, and the effect of more streamlined distribution operations. Included within selling, general, and administrative expense are $2.0 million and $2.6 million of shipping and handling costs for product sales for the three months ended September 30, 2024 and 2023, respectively.
Other Lease Costs
Other lease costs were $0.9 million for both the three months ended September 30, 2024 and the three months ended September 30, 2023. We are not using a leased office and are evaluating alternatives, including sub-leasing the facility. Other lease costs include amortization of the related operating lease right-of-use asset and other leased facility operating expenses from periods after determining that the facility would not be used.
Interest Income
Interest income decreased $0.6 million, or 16%, to $3.5 million for the three months ended September 30, 2024, as compared to $4.2 million for the three months ended September 30, 2023. The decrease was driven by lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Other Income (Expense), Net
Other income (expense), net decreased $2.1 million, or 100%, to less than $0.1 million for the three months ended September 30, 2024, as compared to $2.1 million for the three months ended September 30, 2023. The decrease primarily relates to recognizing a $2.4 million receivable under the Employee Retention Credit established by the Coronavirus Aid, Relief, and Economic Security Act in the third quarter of 2023.
Income Tax Expense (Benefit)
Income tax benefit was $0.1 million for the three months ended September 30, 2024, as compared to income tax expense of $0.2 million for the three months ended September 30, 2023.

Comparison of Results of Operations for Nine Months Ended September 30, 2024 and 2023 (As Restated for 2023 Amounts):
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended September 30,				Increase (Decrease)
	2024	% of revenue	2023	% of revenue	Amount	%
Revenues:
Product revenue	$59,251	58%	$58,849	65%	$402	1%
Service and other revenue	39,323	38%	29,859	33%	9,464	32%
Collaboration and license revenue	2,756	3%	1,234	1%	1,522	123%
Grant revenue	930	1%	877	1%	53	6%
Total revenues	102,260	100%	90,819	100%	11,441	13%
Costs of goods sold and services:
Cost of product revenue	25,461	25%	21,789	24%	3,672	17%
Cost of service and other revenue	15,864	16%	14,212	16%	1,652	12%
Total costs of goods sold and services	41,325	40%	36,001	40%	5,324	15%
Gross profit	60,935	60%	54,818	60%	6,117	11%
Operating expenses:
Research and development	23,015	23%	18,854	21%	4,161	22%
Selling, general and administrative	73,027	71%	65,642	72%	7,385	11%
Other lease costs	2,740	3%	2,696	3%	44	2%
Total operating expenses	98,782	97%	87,192	96%	11,590	13%
Loss from operations	(37,847)	(37)%	(32,374)	(36)%	(5,473)	17%
Interest income	11,165	11%	11,520	13%	(355)	(3)%
Other income	221	—%	1,891	2%	(1,670)	(88)%
Loss before income taxes	(26,461)	(26)%	(18,963)	(21)%	(7,498)	40%
Income tax expense	(442)	—%	(578)	(1)%	136	(24)%
Net loss	$(26,903)	(26)%	$(19,541)	(22)%	$(7,362)	38%
Revenues
Total revenues increased $11.4 million, or 13%, to $102.3 million for the nine months ended September 30, 2024, compared to $90.8 million for the nine months ended September 30, 2023.
Product revenue was $59.3 million for the nine months ended September 30, 2024 and consisted of instrument sales of $7.4 million and sales of consumables and other products of $51.9 million. This represented an increase of $0.4 million, or 1%, compared to product revenue of $58.8 million for the nine months ended September 30, 2023. The increase was due to a $5.4 million increase in sales of consumables and other products driven by growth in demand and higher selling prices, and was partially offset by a $5.0 million decrease in instrument sales. Product revenue for the nine months ended September 30, 2023, also included the one-time receipt of ordinary shares in UltraDx in the second quarter of 2023 with a fair value of $0.8 million that was recognized as variable consideration revenue under the UltraDx Agreement (as a Level 3 financial asset, the fair value was determined primarily using the third-party purchase price of similar instruments issued by UltraDx). We believe the reduced instrument demand is due to a constrained capital funding environment and we expect softness in instrument sales to continue throughout 2024.
Service revenue was $39.3 million for the nine months ended September 30, 2024, compared to $29.9 million for the nine months ended September 30, 2023, an increase of $9.5 million, or 32%. This increase was primarily due to an $8.6 million increase in Accelerator Laboratory revenue driven by higher volumes of sample testing and assay development services, as well as higher selling prices. We expect to see continued growth in Accelerator Laboratory services throughout 2024.

Collaboration and license revenue was $2.8 million for the nine months ended September 30, 2024, compared to $1.2 million for the nine months ended September 30, 2023, an increase of $1.5 million, or 123%. The increase was primarily due to LDT-related license revenue.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $5.3 million, or 15%, to $41.3 million for the nine months ended September 30, 2024, compared to $36.0 million for the nine months ended September 30, 2023.
Cost of product revenue increased $3.7 million, or 17%, to $25.5 million for the nine months ended September 30, 2024, compared to $21.8 million for the nine months ended September 30, 2023. This increase was primarily due to higher costs related to increased consumables sales, as well as increased costs due to the introduction of new assays, and was partially offset by decreased costs due to lower instrument sales.
Cost of service and other revenue increased $1.7 million, or 12%, to $15.9 million for the nine months ended September 30, 2024, compared to $14.2 million for the nine months ended September 30, 2023. This increase was primarily due to the increase in demand for Accelerator Laboratory services and an increase in compensation and benefits costs related to increased headcount. Although service and other revenue increased by 32% during the same period, these costs did not increase at the same rate compared with the same period in the prior year due to larger project sizes and improved efficiency delivering Accelerator Laboratory services.
Research and Development
Research and development expense increased $4.2 million, or 22%, to $23.0 million for the nine months ended September 30, 2024, compared to $18.9 million for the nine months ended September 30, 2023. This increase was primarily due to a $3.3 million increase related to increased headcount, consisting of $3.0 million in compensation and benefit costs and $0.3 million in stock-based compensation, and a $1.4 million increase in costs of outside services and research lab supplies and equipment to enable product development. These increases were partially offset by a $0.4 million decrease from the disposal of certain assets in the third quarter of 2023, which did not repeat in 2024. We expect research and development expense to continue to increase throughout the remainder of 2024 and into 2025 due to continued investment in new instrument and assay development.
Selling, General and Administrative
Selling, general and administrative expense increased $7.4 million, or 11%, to $73.0 million for the nine months ended September 30, 2024, compared to $65.6 million for the nine months ended September 30, 2023. This increase was primarily due to (1) a $6.9 million increase related to headcount, consisting of $4.9 million in compensation and benefits costs and $2.0 million in stock-based compensation expense, (2) a $1.0 million increase in software and technology expenses, (3) a $0.5 million increase in travel and related expenses, and (4) a $0.5 million increase in marketing expense for promotion and branding. These increases were partially offset by a $0.5 million decrease in professional services and consulting fees. Included within selling, general, and administrative expense are $6.2 million and $6.0 million of shipping and handling costs for product sales for the nine months ended September 30, 2024 and 2023, respectively.
Other Lease Costs
Other lease costs increased by less than $0.1 million, or 2%, to $2.7 million for the nine months ended September 30, 2024, compared to $2.7 million for the nine months ended September 30, 2023. We are not using a leased office and are evaluating alternatives, including sub-leasing the facility. Other lease costs include amortization of the related operating lease right-of-use asset and other leased facility operating expenses from periods after determining that the facility would not be used.
Interest Income
Interest income decreased $0.4 million, or 3%, to $11.2 million for the nine months ended September 30, 2024, as compared to $11.5 million for the nine months ended September 30, 2023. The decrease was driven by lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.

Other Income (Expense), Net
Other income (expense), net was $0.2 million for the nine months ended September 30, 2024, as compared $1.9 million for the nine months ended September 30, 2023. The decrease primarily relates to recognizing a $2.4 million receivable under the Employee Retention Credit established by the Coronavirus Aid, Relief, and Economic Security Act in the third quarter of 2023.
Income Tax Expense (Benefit)
Income tax expense was $0.4 million for the nine months ended September 30, 2024, as compared to $0.6 million for the nine months ended September 30, 2023.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of September 30, 2024, we had $29.3 million of cash and cash equivalents and $264.2 million of marketable securities. Historically we have also financed our operations through equity offerings and borrowings from credit facilities.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.
Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, and general corporate expenses. Our future capital requirements will depend on many factors, including, but not limited to, our pace of growth, expansion or introduction of instruments, assays, and services, including Lucent Diagnostics, and advancing access to our diagnostic tests, market acceptance of our products and services, regulatory requirements, regulatory approval of our products or services, and the effects of competition, technological developments, and broader market and economic trends. Additionally, we recently announced our agreement to acquire Emission, and we regularly assess other potential acquisitions and may need capital to pursue acquisitions of complementary businesses, services, and technologies.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Net cash used in operating activities	$(30,862)	$(12,657)
Net cash used in investing activities	(114,649)	(127,078)
Net cash provided by financing activities	415	2,490
Net decrease in cash, cash equivalents, and restricted cash	$(145,096)	$(137,245)

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
Net cash used in operating activities was $30.9 million and $12.7 million for the nine months ended September 30, 2024 and 2023, respectively. The $18.2 million increase in net cash used in operating activities was primarily driven by an overall increase in our net loss, adjusted for non-cash items including stock-based compensation, accretion of our marketable securities, and depreciation and amortization. The increase was further driven by changes in working capital items, primarily due to an increase in inventory as a result of completing the assay development program and manufacturing and stocking new assays and an increase in accounts receivable from sales timing and revenue growth. These were partially offset by increases in accrued compensation and benefits, accrued expenses, and other current liabilities.
Net Cash Used in Investing Activities (As Restated)
Our primary investing activities have consisted of purchases of marketable securities. Additionally, we use funds towards capital expenditures for the purchase of property and equipment to support our expanding infrastructure and work force. We expect to continue to incur additional capital expenditures related to these efforts in future periods.
Net cash used in investing activities was $114.6 million during the nine months ended September 30, 2024, which consisted of the purchase of $271.0 million of marketable securities and $3.0 million of purchases of property and equipment, offset by proceeds from maturities of marketable securities of $159.3 million.
Net cash used in investing activities was $127.1 million during the nine months ended September 30, 2023, which consisted of the purchase of $125.2 million of marketable securities and $1.9 million of purchases of property and equipment.
Net Cash Provided by Financing Activities
Financing activities provided $0.4 million and $2.5 million of cash during nine months ended September 30, 2024 and 2023, respectively, from the issuance of our common stock under our equity incentive plans.
Future Cash Obligations
As of September 30, 2024, there have been no material changes to our contractual obligations and commitments from those described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Amended Annual Report on Form 10-K/A.
Subsequently, on December 16, 2024, we entered into a Purchase Agreement with Emission. Subject to the completion of the transaction, which is expected to occur in January 2025, we will purchase Emission for an upfront payment of $10 million, with an additional $10 million payable upon completion of certain technical milestones. Additionally, we may owe up to an additional $50 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones. Refer to the section titled "Recent Business Developments" for additional information.
In addition to the cash commitments disclosed in our Amended Annual Report on Form 10-K/A, we may have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.
Critical Accounting Policies and Estimates
Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Significant Judgments and Estimates” included in our Amended Annual Report on Form 10-K/A.

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
Set forth below is a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP total operating expenses, and non-GAAP loss from operations to their most directly comparable GAAP financial measures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
GAAP gross profit	$20,153	$19,409	$60,935	$54,818
Shipping and handling costs	(2,011)	(2,553)	(6,228)	(6,004)
Non-GAAP gross profit	$18,142	$16,856	$54,707	$48,814

GAAP revenue	$35,813	$31,559	$102,260	$90,819
GAAP gross margin (gross profit as % of revenue)	56.3%	61.5%	59.6%	60.4%
Non-GAAP gross margin (non-GAAP gross profit as % of revenue)	50.7%	53.4%	53.5%	53.7%

GAAP total operating expenses	$31,901	$32,217	$98,782	$87,192
Shipping and handling costs	(2,011)	(2,553)	(6,228)	(6,004)
Non-GAAP total operating expenses	$29,890	$29,664	$92,554	$81,188

GAAP loss from operations	$(11,748)	$(12,808)	$(37,847)	$(32,374)
Non-GAAP loss from operations	$(11,748)	$(12,808)	$(37,847)	$(32,374)
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2024, there have been no material changes to the market risk information from those described in the section titled “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Amended Annual Report on Form 10-K/A.
ITEM 4. CONTROLS AND PROCEDURES
As previously disclosed in the section titled “Part II, Item 9A. Controls and Procedures” in our Amended Annual Report on Form 10-K/A, management concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2023 due to the material weaknesses in the effectiveness of our internal controls associated with the valuation of our inventory, inclusive of the subsequently identified control design deficiency related to the capitalization of labor and overhead costs in our inventory balances (the "Inventory Valuation MW"), and the accounting for property and equipment, net (the "Property and Equipment MW").
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on our updated evaluation of the effectiveness of internal control over financial reporting under the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the material weaknesses discussed above, our management continued to conclude that our internal control over financing reporting was not effective at the reasonable assurance level as of September 30, 2024.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Because our efforts to remediate the material weaknesses in our internal control over financial reporting are still underway and we have not had a sufficient period of time to test the operating effectiveness of our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2024.
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
Changes in Internal Control over Financial Reporting
Other than the changes outlined above to remediate the material weaknesses, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings and threats of litigation consisting of intellectual property, contractual, employment, and other matters. While the outcome of any such actions or proceedings cannot be predicted with certainty, as of September 30, 2024, we were not party to any legal proceedings, the outcome of which would be expected to have a material adverse effect on our financial condition or results of operations. Regardless of any outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition, results of operations, or the price of our common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in the section titled “Part I, Item 1A. Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the SEC on December 23, 2024 (the “Amended Annual Report on Form 10-K/A”). Those risk factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be not material also may adversely affect our business, financial condition, and results of operations.
As of the date of this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Amended Annual Report on Form 10-K/A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On August 22, 2024, The Martin D. Madaus GST Exempt 2012 Irrevocable Trust, of which Martin Madaus, a member of our Board of Directors, is a trust advisor who shares voting and investment power over the shares held by the trust, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Rule 10b5-1 trading plan provides for the potential sale of up to 82,500 shares of our common stock. The plan will terminate at the earlier of the execution of all trading orders under the plan or June 30, 2025.

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