Form 10-K
period 2024-12-31
Quanterix Corp
filed 2025-03-17
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on The Nasdaq Global Market on such date, was approximately $477 million.
As of March 11, 2025, the registrant had 38,776,208 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 Annual Stockholders’ Meeting, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our planned acquisition of Akoya Biosciences, Inc. and associated risks, including that we may not complete the acquisition, that the market price of our common stock may be negatively affected by the acquisition, that our operating results and financial position and, following the completion of the acquisition, the combined company’s business, operating results and financial position, could be adversely affected by uncertainty and disruptions related to the transaction and substantial costs we expect to incur related to the transaction and integration, and that we may fail to realize the anticipated benefits and synergies of the acquisition;

•that we may fail to realize the anticipated benefits and synergies of our recent acquisition of Emission, Inc.;
•the commercialization and adoption of our existing products and services and the success of our new product and service offerings;
•our estimates regarding expenses, future revenues, capital requirements, and our needs for additional financing;
•risks related to the restatement of our Consolidated Financial Statements, as previously reported in our amended annual report on Form 10-K/A for the year ended December 31, 2023 and amended quarterly reports on Form 10-Q/A for certain quarterly periods (collectively, the “Amended Filings”), including risks of increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions, or investigation;

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
•the anticipated timing for launch of, and features of, our next-generation instrument, Simoa ONE;
•the ability of our contract manufacturers and suppliers to reliably and consistently manufacture and supply our Simoa instruments;
•the usefulness of the data generated by our Simoa technology in the life science research and diagnostics fields;
ii

•the impact of changes in U.S. government policies, including potential impacts of tariffs and on federal research funding;

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
Service Marks, Trademarks, and Trade Names
“Quanterix,” “Simoa,” “Simoa HD-X,” “Simoa HD-1,” “Simoa ONE,” “SR-X,” “SP-X”, “HD-X”, “LucentAD,” “Lucent Diagnostics,” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies.
iii

PART I
ITEM 1. BUSINESS
Overview
We are a life sciences company that develops and commercializes next-generation, ultra-sensitive digital immunoassay platforms that advance life sciences research and diagnostics. Our platforms are based on our proprietary digital “Simoa” detection technology and enable customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. The ability of our Simoa platforms to detect proteins in the femtomolar range enables the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear to facilitate a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our Simoa platforms have achieved significant commercial adoption with an installed base of over 1,000 instruments, and scientific validation with citations in more than 3,200 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology and immunology, and inflammation.
We sell our proprietary instruments and related consumables worldwide to research laboratories, contract research organizations (“CROs”), academic institutions and bio-pharmaceutical companies. In addition, we provide assay development and sample testing services, including four Laboratory Developed Tests (“LDT”), using our proprietary technology through our Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified Accelerator Laboratory (the “Accelerator Laboratory”) located in Billerica, Massachusetts.
Recent Developments
Acquisition of Emission, Inc.
On January 8, 2025, we acquired all of the issued and outstanding shares of capital stock of Emission, Inc. (“Emission”) for an upfront payment of $10.0 million, with an additional $10.0 million payable upon completion of certain technical milestones. Additionally, the shareholders of Emission (collectively, the “Emission Shareholders”) may receive up to an additional $50.0 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones. Emission is based in Georgetown, Texas and manufactures large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads its proprietary beads. In connection with the closing, the parties entered into a call option agreement (the “Option Agreement”), pursuant to which the Emission Shareholders have the right to repurchase all of the outstanding capital stock of Emission for $10.0 million after five years if Emission’s revenues do not exceed $5.0 million in any one year during such five-year period. If the Emission Shareholders exercise the right to repurchase Emission under the Option Agreement and consummate the repurchase, we will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize our products. The acquisition of Emission allows us to secure the supply of highly controlled beads for use in our next generation Simoa ONE instrument that we expect to launch by the end of 2025. It also allows us to develop a new multi-plex segment targeting third-party OEM customers for these beads, which we have branded as Nova Beads.
Agreement to Acquire Akoya Biosciences, Inc.
On January 9, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Akoya Biosciences, Inc. (“Akoya”), a life sciences technology company delivering spatial biology solutions through the power of spatial phenotyping. Spatial phenotyping refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Akoya commercializes proprietary instrument platforms, reagents, software, and services that offer end-to-end solutions to perform tissue analysis and spatial phenotyping from discovery through translational and clinical research and diagnostics.
Pursuant to the Merger Agreement, a newly formed, wholly owned subsidiary of Quanterix will merge with and into Akoya, with Akoya continuing as the surviving corporation and becoming a wholly owned subsidiary of Quanterix (the “Merger”). Upon completion of the Merger, each issued and outstanding share of common stock of Akoya will be converted into 0.318 of a share of our common stock. The closing of the Merger is subject to a number of conditions, including: (i) approval of the issuance of shares of our common stock in the Merger by our stockholders; (ii) approval of the Merger by Akoya stockholders; (iii) the effectiveness of the registration statement on Form S-4 filed with the SEC in connection with the Merger; (iv) the absence of any order issued or entered, or any law enacted or promulgated having the effect of restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger; (v) our submission to Nasdaq of a notification of shares of our common stock to be issued in connection with the Merger; (vi) performance by each party of its respective obligations under the Merger Agreement; and (vii) the absence of a material adverse effect with respect to each of Akoya and us. Subject to fulfillment or waiver of the closing conditions, we expect that the Merger will close in the second quarter of 2025.
We and Akoya have also agreed to use our respective reasonable best efforts to cooperate in good faith to enter into one or more agreements pursuant to which we would provide Akoya with bridge financing. Any such financing would be in the form of subordinated convertible note(s) in an aggregate principal amount not to exceed $30.0 million, subject to Akoya having obtained any required consents and satisfied any other conditions under Akoya’s existing credit facility. As of the date of filing of this annual report, we are negotiating the potential terms of such financing.
Industry Background
Proteins are versatile macromolecules that serve critical functions in nearly all biological processes. Proteins are analytes that are highly relevant physiologically, providing real-time pictures of disease, and researchers and clinicians rely extensively on protein biomarkers for use in research and as clinical and diagnostic tools. However, normal physiological levels of many proteins are not detectable in easily accessible blood samples using conventional, analog immunoassay technologies, and many of these technologies can only detect proteins once they have reached levels that reflect more advanced disease or injury. For many other low abundance proteins, these technologies cannot detect proteins even at disease- or injury-elevated levels.
Enzyme-linked immunosorbent assay (“ELISA”) technology has been the most widely used method of sensitive detection of proteins for more than 50 years. In simple terms, ELISA involves using a plate coated with an antibody that binds to the target molecule. If the target is present in the sample, it attaches to the plate via the antibody. Then, a second molecule, often an enzyme-linked antibody, is added, binding to the target. The enzyme produces a detectable signal (like fluorescence or a color change) when a specific substrate is added, indicating the presence and quantity of the target molecule in the sample. Although ELISA is widely used in medical diagnostics and research, it has very significant limitations, including limited sensitivity and narrow dynamic range (i.e., the range of concentration of proteins being detected). Efforts to increase the sensitivity of conventional ELISA have had limited success due to procedural complexity and length.
Our Simoa Technology
Our Simoa bead-based and planar array technologies are based on traditional ELISA technology but significantly advance conventional ELISA technology and are capable of substantially greater protein detection sensitivity. We believe that our Simoa platforms are among the most sensitive commercially available multiplex protein detection platforms.
Simoa Bead-Based Technology
Simoa bead-based digital immunoassays utilize the basic principles of conventional bead-based sandwich ELISA. However, unlike ELISA, which runs the enzyme-substrate reaction on all molecules in one well, Simoa bead-based reactions are run on individual molecules in tiny microwells, 40 trillionths of a milliliter, that are 2.5 billion times smaller than traditional ELISA wells. In traditional analog ELISA measurements, the detected signal increases in intensity as the concentration of a sample increases. In Simoa bead-based digital technology measurements, however, the detected signal relies on a binary signal/no signal readout, enabling single molecule detection, and analytical sensitivity in the femtomolar range compared with nanomolar and picomolar levels of detection in conventional ELISA.
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

Our Strategy
Our commercial strategy is based on three core growth vectors: (i) Grow menu; (ii) Expand into adjacencies; and (iii) Translate into diagnostics. Our plans to achieve this GET strategy include:
•Growing through rapid internal menu expansion. In August 2022, we initiated an assay redevelopment program with the objective of improving our ability to manufacture and deliver high-quality assays at scale. This program was substantially completed in the fourth quarter of 2023, and in 2024, we launched 20 new assays that were developed using improved protocols, manufacturing efficiencies and reagent improvements to provide more consistent results and improved lot-to-lot consistency. Following the assay redevelopment program, assay development time has been reduced from more than 18 months to less than six months.
•Continuing to grow our leadership position in the measurement of neuro-based biomarkers. We intend to leverage the growing importance of neurological biomarkers to advance the development of therapeutics and diagnostics for neurodegenerative conditions, including Alzheimer’s disease. The importance of neurological biomarkers, such as neurofilament light chain (“NfL”), p-Tau 181, p-Tau 217 and glial fibrillary acidic protein (“GFAP”), has increased significantly in recent years, and our ultra-sensitive Simoa platforms have allowed research of neurological disorders, previously limited primarily to cerebrospinal fluid (“CSF”), to expand significantly.
•Growing menu through strategic acquisitions. We intend to strategically acquire businesses and technologies to grow our operations and strengthen our market position, as evidenced by our recent acquisition of Emission and our proposed acquisition of Akoya. We expect that acquisitions may continue to be an important part of our strategy to increase scale, and we intend to strategically pursue acquisitions to expand product menu, add technologies, and/or provide access to complementary or strategic growth areas.
•Expanding further into indications beyond neurology. Although we intend to continue to extend our leadership position in measuring neuro-based biomarkers, the ability of our Simoa technology to detect and quantify low abundance proteins with exquisite sensitivity is a distinct advantage in detecting disease earlier in other indications, in particular oncology and immunology. There are over 950 scientific publications that reference Simoa technologies in non-neurology indications. We have announced our intent to launch Simoa ONE, a new instrument, by the end of 2025. Simoa ONE is expected to enable up to a 10-fold increase in sensitivity over current Simoa platforms and to allow a substantial increase in plexing and specificity. The Simoa ONE is also expected to have a simple and efficient workflow. We expect these attributes to be particularly attractive to researchers and clinicians in oncology and immunology. In addition, many cancers begin in tissue before they move and migrate to blood. With the proposed acquisition of Akoya, we believe we will be able to combine Akoya’s biomarker detection capability in tissue with our ultra-sensitive biomarker detection in blood to drive development of faster, better testing tools for monitoring and detection in oncology and immunology.
•Expanding our presence in diagnostics. Our ultra-sensitive Simoa platforms have enabled the development of a new category of less-invasive diagnostic tests and tools based on blood, serum, saliva and other fluids that could replace current invasive, expensive, and inconvenient diagnostic methods, including spinal tap, diagnostic imaging and biopsy. We currently offer four neurological LDTs through our Accelerator Laboratory.
•Helping to build the global infrastructure for Alzheimer’s disease testing and diagnosis. There are over 55 million people living with Alzheimer’s disease, a number that is expected to double by 2050. We believe our ultrasensitive technology can enable earlier detection. We are helping to build the global infrastructure for Alzheimer’s testing in two ways. First, we are enabling partners by providing Simoa technology to a number of the top prescribing hospital networks and reference labs globally. We entered into 12 of these partnerships in 2024 and intend to continue to grow this network in 2025. Second, through our Lucent Diagnostics brand, we are offering best-in-class diagnostic testing through our LucentAD Complete test, which was launched in November 2024.

Our Products and Services
Instruments
We currently offer the following three Simoa instruments, which we believe are among the most sensitive multiplex protein detection platforms commercially available today:

HD-X
We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (our first Simoa instrument, which was launched in January 2014) that was designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X is based on our bead-based technology, and assays run on the HD-X are fully automated. By the end of 2024, approximately 84% of the HD installed base were HD-X instruments.
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

Simoa Assays and Consumables
Recurring revenue is derived through the sale of consumables used to run assays on our instruments and from our growing menu of Simoa digital biomarker assays. The current menu of approximately 65 analyte-specific single-plex and multi-plex assay kits for our bead-based instruments includes assays for biomarkers in the areas of neurology, infectious disease, immunology and oncology for both human and mouse samples. The current menu of assay kits for the planar array instrument includes approximately 45 biomarkers ranging from 1-10 analytes per assay in the areas of immunology and oncology research.
In addition to the assays we have developed, the Simoa platforms allow ease and flexibility in assay design, enabling our customers to develop their own proprietary in-house assays, called homebrew assays, using our homebrew assay kits. These kits include all components required for customers to run tests using their own antibodies. Our consumables portfolio for our bead-based platform also includes our proprietary Simoa disks that are unique to our bead-based platform, as well as cuvettes and disposable tips.

Nova Beads
In January 2025, we acquired Emission, a manufacturer of large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays. These proprietary beads are engineered for consistency, scalability, and reliability. This acquisition allows us to secure the supply of these highly controlled beads for use in our next generation Simoa ONE instrument. It also allows us to develop a new multi-plex segment targeting third-party OEM customers for these beads, which we have branded as Nova Beads.
NfL Antibodies and NfL ELISA Kits
In August 2019, we acquired UmanDiagnostics AB (“Uman”), a company located in Umeå, Sweden, that commercializes proprietary NfL antibodies and NfL ELISA kits. Uman’s NfL antibodies are used by researchers and biopharmaceutical and diagnostics companies to detect NfL to advance the development of therapeutics and diagnostics for certain neurodegenerative conditions. Since we commercially launched the first assay that could reliably measure NfL in blood using Uman’s antibodies and our Simoa technology in 2017, NfL has seen dramatic growth as a neurological biomarker. Through Uman, we sell proprietary NfL capture and detection antibodies, as well as two NfL ELISA kits for CSF, one of which is CE-certified in Europe, and one RUO NfL ELISA kit for serum.
Services
Through our CLIA-certified Accelerator Laboratory, we provide customers a contract research option. The Accelerator Laboratory supports multiple projects and services, including:
•Sample Testing. Utilizing commercially available Simoa kits, we have run large studies for customers with thousands of specimens and small experiments with just a few samples. We have extensive experience testing many different sample types where biomarkers may be present at very low levels.
•Homebrew Assay Development. Utilizing proprietary or commercially available reagents in combination with our homebrew assay kits, we can rapidly develop a prototype assay exhibiting improved sensitivity compared to traditional ELISA. The Accelerator Laboratory can also be used to screen reagents to identify the optimal assay format or expand prototype efforts for further assay optimization to ultimately deliver the highest level of performance.
•Custom Assay Development. After identifying the optimal assay and conditions, the Accelerator Laboratory can be used to generate qualified bulk reagents or custom assay kits, providing customer access to kits for assays not yet commercially available on the Simoa platform.
•LDT Testing. We currently offer the following four LDTs through our Accelerator Laboratory:
1.LucentAD p-Tau 181: an LDT to quantitatively measure p-Tau 181 in plasma as an aid in diagnosis of Alzheimer’s disease.
2.Simoa NfL LDT: an LDT to quantitatively measure NfL in serum as an aid in the evaluation of individuals for possible neurodegenerative conditions or other causes of neuronal or central nervous system damage.
3.LucentAD p-Tau 217: an LDT to quantitatively measure p-Tau 217 in plasma to aid in diagnosis of Alzheimer’s disease.
4.LucentAD Complete: a multi-marker (p-Tau 217, amyloid β 42 (“Aβ42”), amyloid β 40 (“Aβ40”), NfL, and GFAP) algorithmic LDT for high accuracy plasma detection of amyloid pathology to aid in diagnostic evaluation of patients with cognitive issues who may have Alzheimer’s disease. By using a proprietary algorithm to score five AD-related biomarkers, LucentAD Complete provides significantly better amyloid classification compared to single-marker tests alone and has lowered the intermediate zone of a single-marker test from 30% to 10%, while maintaining high sensitivity, specificity and accuracy.

•Lucent Diagnostics. In July 2023, we launched Lucent Diagnostics, a neurology healthcare provider-facing portal, with testing services initially focused on Alzheimer’s disease. To support a streamlined provider workflow, Lucent Diagnostics includes a web portal where healthcare providers can order sample collection materials, order a test, track the status of a test and retrieve the test report. The process for testing involves a healthcare provider drawing a blood sample from an individual and shipping the sample to our Accelerator Laboratory to analyze the sample and communicate the result back to the provider. Healthcare providers can currently order the following tests through Lucent Diagnostics: LucentAD p-Tau 181, LucentAD p-Tau 217 and LucentAD Complete.
Extended Warranty and Service Contracts
We also generate revenues through extended-warranty and service contracts for our installed base of instruments.
Research and Development
We continue to seek to improve our platform and technology to enable more sensitive detection and measurement of biological molecules. This evaluation includes examining new assay formats and instrumentation improvements and upgrades to increase the performance of our Simoa assays and instruments. We intend to expand our assay menu to extend the scope of applications for our platform to biomarkers of significant interest to the scientific community.
Simoa ONE
Using breakthrough technology licensed from the laboratory of our co-founder, David Walt, we are developing Simoa ONE, a new instrument that we expect to launch by the end of 2025. Simoa ONE is expected to enable up to a 10-fold increase in sensitivity over current Simoa platforms. The instrument is based on optically encoded barcodes and proprietary beads developed by Emission to allow a substantial increase in plexing and specificity of Simoa measurements. Simoa ONE is based on simple instrumentation and assay workflow to efficiently deliver high throughput, quantitative results.
Our Key Focus Areas
We have focused the application of our Simoa technology on areas of high growth and high unmet need and where existing platforms have significant shortcomings that our technology addresses, including neurology, oncology and immunology, as well as inflammation.
Neurology
The ability of Simoa technology to detect neurological biomarkers in blood at ultra-low levels, combined with our multiplexing capability, has significantly advanced neurology research, drug development, and diagnostics test development. Prior to the launch of our p-Tau 181 LDT for clinical use in July 2022, the brain was the only organ in the body for which there was not a blood-based diagnostic test. The challenge with developing blood-based tests for the brain is that the blood-brain barrier, which is formed by endothelial cells lining the cerebral microvasculature, is very tight and severely restricts the movement of proteins and other substances between these endothelial cells and into blood circulation. Accordingly, diagnosis of brain disease and injury has traditionally required either brain imaging or a spinal tap to collect CSF. The sensitivity of Simoa technology has enabled researchers to discover that extremely small amounts of critical neural biomarkers diffuse through the blood brain barrier and are released into the blood during injury and in connection with many neurodegenerative brain diseases. However, the concentrations of many of these neural biomarkers in the blood can be so low that they are difficult to detect by conventional, analog immunoassay technologies. Furthermore, neurological pathophysiology is complex, and it has become clear that no single biomarker is sufficient to serve as comprehensive indicator of these processes. For this reason, the capability of Simoa to multiplex blood-based tests for multiple neural biomarkers into a single test has emerged as useful to facilitate biomarker profiling of neurological disorders. This capability has materially contributed to rapid research progress, notably in the Alzheimer’s disease landscape.
Developments on the Alzheimer’s Disease Landscape
The FDA approval of Leqembi and Kisunla as disease-modifying treatments for Alzheimer’s disease has underscored an urgent need for non-invasive widely available blood tests to facilitate diagnosis in the early stages of the disease to identify patients for treatment when therapeutic intervention is most likely to provide clinical benefit. Currently established biomarker- based approaches to diagnostic workup for Alzheimer’s include positron emission tomography (“PET”) imaging and CSF biomarkers for amyloid and phosphorylated tau, both of which are invasive, expensive, and may not be widely available. A Rand Corporation study on the readiness of the U.S. health care system infrastructure for an Alzheimer’s treatment highlighted a dire situation of unpreparedness and where key bottlenecks lie. The model assumed annual mild cognitive impairment screening for adults leading to 7.5 million referrals to a diagnostic phase in a secondary specialist setting, which is well beyond the country’s capacity. Of these referrals, 6.7 million were assumed to require CSF biomarker or amyloid PET testing for biomarker- based diagnosis of Alzheimer’s disease at an estimated cost of $20.1 billion. Of the amyloid positive subjects, 80% (2.4 million) were assumed to fit the criteria for therapeutic intervention. Assessing the effectiveness of an anti-amyloid Alzheimer’s therapy by testing for amyloid plaque reduction over the course of treatment would potentially involve serial testing of each subject with CSF analysis or PET imaging at a significant cost with currently available detection modalities. The availability of a simple blood test for amyloid positivity has the potential to alleviate bottleneck and cost burdens and facilitate the accessibility of Alzheimer’s therapeutic intervention for patients. We believe our Simoa technology is well-suited to meet this critical need.
High Accuracy Simoa p-Tau 217 Test
The Alzheimer’s field has converged to a consensus on the most desirable single blood-based biomarker at present: plasma p-Tau 217. This biomarker has been shown to out-perform all the other plasma biomarker candidates for Alzheimer’s diagnostics and disease progression monitoring. The biomarker also has the distinction of being low abundance in blood and difficult to measure by conventional means. We provide multiple assays for robustly measuring p-Tau 217 in plasma and helping to establish the clinical evidence through a body of peer reviewed publications demonstrating the superiority of this biomarker relative to other biomarkers. While p-Tau 217 has demonstrated superiority over other plasma neural biomarkers, the strength of the data across a number of other biomarker candidates (p-Tau 181, amyloid β 42/40 ratio, GFAP, NfL) is such that all these biomarkers were included in the recently published “Revised criteria for diagnosis and staging of Alzheimer’s disease: Alzheimer’s Association Workgroup.” However, only p-Tau 217 was recommended as being sufficiently accurate as a single biomarker to enable a diagnostic use case. We have launched the LucentAD p-Tau217 LDT for clinical use. This test was robustly validated across two independent cohorts (873 samples), and the diagnostic accuracy of the test was shown to meet or exceed the recommendation of the Alzheimer’s Association Workgroup (≥90% accuracy, sensitivity and specificity ≥90%). Thus, the LucentAD p-Tau 217 test meets or exceeds the diagnostic performance criteria for a plasma-based test for Alzheimer’s disease.
Simoa Multi-Marker Algorithmic Test
Leveraging both the multiplexing and high sensitivity capability of Simoa, we have developed a multi-marker algorithmic test that combines five biomarkers (p-Tau 217, Aβ42, Aβ 40, NfL, and GFAP) and uses a proprietary algorithm for high accuracy plasma detection of amyloid pathology. Researchers have extensively studied these biomarkers to advance the understanding of how blood-based biomarkers reflect different aspects of Alzheimer’s pathology, to both further the basic knowledge of the disease pathophysiology, and to explore the potential of these biomarkers to predict disease state, severity, and progression. This work has resulted in a large body of published evidence that has advanced the understanding of the disease and facilitated drug development through the use of these biomarkers as exploratory indicators of drug target engagement. From a diagnostic test standpoint, a central concept has emerged: since these biomarkers reflect different aspects of Alzheimer’s pathology, combining their signals through logistic regression can enhance overall test accuracy. This information, together with clinical evaluations and cognitive testing, can help determine whether cognitive symptoms are the result of Alzheimer’s disease, or another type of dementia. We have partnered with the Alzheimer’s Drug Discovery Foundation to develop and clinically implement a multi-marker blood test to aid Alzheimer’s diagnosis and differential diagnosis of patients presenting with cognitive symptoms of uncertain origin. Validation data for the clinical performance of the test for amyloid detection was presented at the Clinical Trials on Alzheimer’s Disease annual meeting late 2024. The data across over 1,000 patients showed that the test delivered best-in-class performance for amyloid detection accuracy as well as reduced uncertainty in borderline cases. We launched this multi-marker algorithmic test as an LDT in November 2024 under the brand name LucentAD Complete. The test has also received Breakthrough Device designation by the FDA, and clinical trials to support a regulatory filing are in progress.
Other Neurological Conditions
Our ultra-sensitive Simoa technology has also been instrumental in advancing research into other neurological conditions, such as multiple sclerosis and traumatic brain injury (“TBI”). Evidence of the potential clinical utility of NfL as a biomarker in multiple sclerosis has progressed rapidly, and Simoa’s role in that progression has been foundational. In

April 2022, the FDA granted our Simoa NfL serum test Breakthrough Device designation as a prognostic aid in assessing the risk of disease activity in patients diagnosed with relapsing-remitting multiple sclerosis (“RRMS”). The test has shown promise to be used in conjunction with clinical, imaging and laboratory findings as an aid in identifying RRMS patients who are at lower or higher risk for relapse within four years. We believe this prognostic information could be clinically useful in tailoring the therapeutic approach to more effectively treat the disease.
Current methods of TBI diagnosis involve CT scans that fail to diagnose approximately 90% of mild TBI. Simoa technology has demonstrated the sensitivity to identify relevant neurological biomarkers, such as NfL, tau, GFAP and UCH-L1, to more adequately aid in diagnosis of TBIs and overall brain health. Researchers in neurology have used Simoa technology to study biomarkers in the blood of athletes after concussion in many high-impact sports. Simoa can measure critical neural biomarkers in blood that correlate repeated head trauma from both concussions and subconcussive events with poor patient outcomes, including the potential development of Chronic Traumatic Encephalopathy, which currently can only be diagnosed after death via a brain autopsy.
Additional assays for blood-based biomarkers with potential utility in Alzheimer’s research and diagnostics have either been launched or are in development. These include brain-derived Tau, p-Tau 231, p-Tau 212, sTREM2, and PSD95.
Oncology and Immunology
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
Cancer immunotherapy is a promising new area that is significantly affecting cancer remission rates. One challenge of immunotherapy approaches is that the elicited immune responses are not always predictable and can vary from person to person and protocol to protocol. There exists a significant need to develop biomarker tools to monitor these drugs and their effects. Circulating (serum and plasma) protein biomarkers have the potential to be used in the field of health-oncology to stratify patients, predict response, predict recurrence, reveal mechanism of action and monitor for adverse effects. One technical challenge facing the health-oncology drug development process has been the availability of immunoassays with sufficient sensitivity to measure immunomodulatory biomarkers directly in serum and plasma. We have developed a number of tumor biomarker and immune modulation assays (cytokines and chemokines) that can be used to monitor tumor proliferation and host immune response. In particular key immune regulatory cells (T-regs, dendritic cells, macrophages) secrete very low amounts of the protein Interferon gamma (“IFN-gamma”) and these levels cannot be reliably measured in serum and plasma using conventional, immunoassay technology, however they can be tracked with our Simoa IFN-gamma assay. Additionally, we have developed an ultra-sensitive assay for IL-6, which is one of the cytokines commonly measured for monitoring cytokine release syndrome as an adverse effect in immunotherapies. Several studies have shown that our ultrasensitive assays can be valuable tools for monitoring health-oncology drugs and protocols.
We believe that our Simoa ONE instrument, which is expected to be launched by the end of 2025, with its increased sensitivity, increased plexing ability and simple and efficient workflow will be well suited for oncology and immunology indications.
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
As of December 31, 2024, we had 136 employees in sales, sales support and marketing, including technical field application scientists and field service personnel. This staff is primarily located in North America and Europe. We expect we will expand our sales, support, and marketing efforts in the future by expanding our direct footprint in Europe as well as developing a comprehensive distribution and support network in China and other Asia-Pacific region countries where significant new opportunities exist.
Manufacturing and Supply
We outsource the manufacturing of our Simoa bead-based instruments to third-party manufacturers, and we manufacture our planar array instrument and all assay kits in our own facilities.
Instruments
The HD-X instrument is supplied by STRATEC, based in Birkenfeld, Germany, and is manufactured and shipped from its Birkenfeld and Beringen, Switzerland facilities. The SR-X is supplied by Paramit, based in Morgan Hill, California, and is shipped to our global customers by Paramit. See the section titled “— Key Agreements” for a description of our agreements with STRATEC and Paramit. Installation of, and training on, our instruments is provided by our employees where we conduct direct sales, and by distributors where sales are conducted through distributors.
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
Simoa disks for our bead-based platform are supplied through a single source supplier pursuant to a long-term supply agreement with STRATEC Consumables GmbH, a subsidiary of STRATEC. We believe that this agreement provides for a sufficient notification period to allow for supply continuity and the identification and tech transfer to a new supplier in the event either party wishes to terminate the relationship. Our cuvettes for our bead-based platform are single sourced through STRATEC, and the disposable tips used in our bead-based platform are commercially available.

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
Nova Beads
Through our wholly owned subsidiary, Emission, based in Georgetown, Texas, we manufacture these proprietary, next generation monodisperse microspheres (i.e. beads) entirely in-house from readily available materials, which consist of monomers, stabilizers, and surfactants. In the event current suppliers of raw materials are unable to fill orders, we believe there are many alternative suppliers as all the materials are widely commercially available.
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
Competition
We compete with both established and development-stage life science companies that design, manufacture and market instruments for proteomics discovery and clinical research applications. For example, companies such as Bio-Techne, MesoScale Discovery, Gyros, SEER, MilliporeSigma, Bio-Rad Laboratories, Thermo Fisher Scientific, Alamar, C2N Diagnostics, and others, have products for protein measurements in biofluids that compete in certain segments of the market in which we sell our products. Our Accelerator Laboratory competes with other research laboratories such as LabCorp, Covance, Q2 Solutions, Rules Based Medicine, Monogram Biosciences, Frontage, PPD Laboratories, and others, some of which are customers of ours. In addition, as we or our partners expand the applications for our products to include diagnostics, we expect to compete with companies such as Siemens, Abbott, Roche, Fujirebio, DiaSorin, Ortho Clinical Diagnostics and Thermo Fisher Scientific. Furthermore, our technology and products are showing promise for non-invasive early disease detection, and in the future, we could experience competition from companies that develop and market imaging and other molecular detection technologies. In addition, a number of other companies and academic groups are in the process of developing novel technologies for life science research and diagnostics. Many of the companies with which we compete or will compete have substantially greater resources than we have.
The life science instrumentation and lab services industries are highly competitive and expected to grow more competitive with the increasing knowledge gained from ongoing research and development. we believe the principal competitive factors for us include:
•sensitivity;
•cost of instruments and consumables;
•reputation among customers and key opinion leaders;
•innovation in product offerings;
•accuracy and reproducibility of results; and
•customer support infrastructure.
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
As of December 31, 2024, we owned or exclusively licensed more than 100 issued patents and patent applications worldwide. Our owned or exclusively licensed patents and patent applications, if issued, are expected to expire between 2025 and 2042, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
Our core Simoa bead-based technology, directed to general methods and devices for single molecule detection, originated at Tufts, in the laboratory of Professor David Walt, who is the founder of Quanterix and a current member of our Board. Professor Walt and his students pioneered the single molecule array technology, including technologies that enabled the detection of single enzyme labels in arrays of microwells, thereby facilitating ultra-sensitive detection. We have exclusively licensed from Tufts the relevant patent rights related to these technologies (see the section titled “— License Agreement with Tufts University” below).
In addition to our reliance on patent protection for our inventions, products and technologies, we also rely on trade secrets, know-how, confidentiality agreements, and continuing technological innovation to develop and maintain our competitive position. For example, some elements of our manufacturing processes, analytics techniques and processes, as well as computational-biological algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants, these agreements may be breached or may be unenforceable and we may not have adequate remedies. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our intellectual property. For further discussion of the risks relating to our intellectual property, see the section titled “Risk Factors — Risks Related to our Intellectual Property.”
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
Government Regulation
The majority of our products are currently intended for RUO applications, although our customers may use our products to develop their own products that are subject to regulation by the FDA or CMS. Although in vitro diagnostic products intended for RUO are not currently required to obtain premarket clearance or approval by the FDA, products labeled as RUO are subject to the FDA’s premarket review requirements if they are determined to be intended for use for clinical rather than non-clinical research purposes. Consequently, other than our four LDTs intended for clinical testing, our products are labeled and intended “For Research Use Only. Not for Diagnostic Procedures.”

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
IVD tests that are commercially distributed and intended for clinical diagnostic use are regulated by the FDA as medical devices, however, the FDA has traditionally not regulated most laboratory tests referred to as LDTs (as discussed further below). The FDA defines a medical device in part as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article which is intended for the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease in man. We currently offer four LDTs through our CLIA-certified laboratory: (1) an LDT to quantitatively measure p-Tau 181 in plasma as an aid in diagnostic evaluation of Alzheimer’s disease; (2) an LDT to quantitatively measure NfL in serum as an aid in the evaluation of individuals for possible neurodegenerative conditions or other causes of neuronal or central nervous system damage; (3) an LDT to quantitatively measure p-Tau 217 in plasma to aid in the diagnosis of Alzheimer’s disease; and (4) a multi-marker (p-Tau 217, Aβ42, Aβ40, NfL, and GFAP) algorithmic LDT, under the brand name LucentAD Complete, for high accuracy plasma detection of amyloid pathology to aid in diagnostic evaluation of patients with cognitive issues who may have Alzheimer’s disease.
Clinical Laboratory Improvement Amendments of 1988, Regulation of LDTs and State Regulation
We own and operate a CLIA-certified laboratory. The CLIA are federal regulatory standards that apply to all clinical laboratory testing performed on humans in the United States (with the exception of research testing that does not report patient specific results). A clinical laboratory is defined by CLIA as any facility that performs examinations of specimens obtained from humans for the purpose of providing information for the diagnosis, prevention, or treatment of any disease or impairment of, or the assessment of health of, human beings. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services.
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
High complexity, CLIA-certified laboratories, such as our, frequently develop testing procedures to provide diagnostic results to customers. These tests have been offered by high-complexity laboratories for the last few decades as LDTs, the validation and performance of which are subject to CMS oversight through its enforcement of CLIA. The FDA also has claimed that it has regulatory authority over LDTs under the agency’s medical device authorities, but historically has not exercised enforcement with respect to most LDTs when they meet FDA’s definition of an LDT. FDA defines an LDT as an in vitro diagnostic that is intended for clinical use and is designed, manufactured, and used within a single high-complexity, CLIA- certified laboratory. In October 2023, FDA issued a proposed rule regarding LDTs that would establish that in vitro diagnostic products are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer is a laboratory. FDA finalized this rule in April 2024. Under the Final Rule, FDA will provide greater oversight of LDTs by phasing out its general enforcement discretion approach for most LDTs, and phase in medical device regulation, for most LDTs over a period of four years. FDA intends to continue to exercise general enforcement discretion from all requirements under the FDCA for five categories of LDTs: (1) 1976-Type LDTs; (2) human leucocyte antigen (HLA) tests used for organ, stem cell, and tissue transplantation; (3) tests manufactured and used within the Department of Defense (DoD) or the Veterans Health Administration (VHA); (4) forensic (law enforcement) tests; and (5) public health surveillance tests. LDTs that do not fall into any of these five categories are subject to a phase-out of FDA’s previous enforcement discretion approach and a phase-in of medical device regulation over a period of four years and in five stages. However, FDA intends to exercise continued enforcement discretion from certain aspects of medical device regulation for certain types of LDTs. For example, FDA intends to exercise regulatory discretion to not require premarket review or most quality system requirements for “currently marketed” LDTs, which include LDTs that were offered as of May 6, 2024, which is the date the FDA’s rule was finalized. Similarly, FDA intends to exercise regulatory discretion to not require premarket review or most quality system requirements for certain tests offered within integrated health systems. In addition, FDA will exercise regulatory enforcement discretion to not require premarket review for tests first offered after May 6, 2024, but which have been subject to review and approval by the New York State Department of Health’s Clinical Laboratory Evaluation Program (NYS CLEP). Finally, FDA intends to exercise regulatory enforcement discretion and generally not enforce premarket review requirements for certain modifications made to 510(k)-cleared and De Novo- authorized tests by CLIA-certified, high-complexity laboratories, even if that 510(k) clearance or De Novo authorization is held by a different manufacturer.
Certain groups have challenged the legality of FDA’s Final Rule regarding LDTs, asserting (among other things) that the rule exceeds FDA’s statutory authority to regulate medical devices. That lawsuit is pending, with a decision from the District Court expected sometime in 2025. It is also possible that the federal government will modify, delay, or revoke the Final Rule. If the Final Rule is not modified, delayed, revoked, or invalidated when the requirements of the rule go into effect, the rule will result in an increased regulatory burden, including additional costs and delays in introducing new LDTs, and could result in tests being removed from the market.
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
When we perform clinical diagnostic testing, we may be subject to HIPAA, depending on the types of transactions we engage in, as well as additional federal and state laws that impose a variety of fraud and abuse prohibitions on healthcare providers, including clinical laboratories.
Europe/Rest of World Government Regulation
We must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of our product for clinical diagnostic use in those countries. The regulations in other jurisdictions vary from those in the U.S. and may be easier or more difficult to satisfy and are subject to change. For example, in the E.U. new regulations recently entered into force that introduce greater regulation of medical devices and IVDs. The IVD regulation is significantly different from the IVD Directive that it replaces in that it ensures that the new requirements apply uniformly and on the same schedule across the member states, includes a risk-based classification system and increases the requirements for conformity assessment.
The CE registration for the NfL ELISA assay kit of our subsidiary Uman was approved in March 2014 under the IVD Directive. Under the IVD Directive, the assay is classified as a general IVD product and required self-certification with no involvement of a notified body/authority. The IVD Regulation introduces a new classification system for IVDs and assessment by a notified body is required for class B, C and D products. Uman’s NfL ELISA assay kit is classified as a class B product and must fully comply with (and have a CE mark issued under) the IVD Regulation by May 2027 (subject to extension of the transitional periods in the IVD Regulation). The new requirements include an ISO 13485 certification of the quality system (which Uman received in July 2018) and increased technical evidence and follow-up of performance of the specific product (e.g., clinical evidence and post-market activities). The work to evaluate and to meet the new technical requirements is on-going. When all requirements are met, a notified body will be contacted, and the certification initiated.

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
For example, in the U.S., the collection, maintenance, protection, use, transmission, disclosure, and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, international, and industry levels. U.S. federal and state laws protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by health care providers. Privacy and Security Rules under HIPAA, as amended by HITECH, govern the use, disclosure, and security of protected health information by “Covered Entities,” (which include health care providers that submit electronic claims, health plans, and health care clearinghouses) and by their “Business Associates” (which is anyone that performs a service on behalf of a Covered Entity involving the use or disclosure of protected health information and is not a member of the Covered Entity’s workforce). Rules under HIPAA and HITECH include specific security standards and breach notification requirements. The U.S. Department of Health and Human Services (through the Office for Civil Rights) has direct civil enforcement authority against Covered Entities and Business Associates with regard to both the Security and Privacy Rules. The U.S. Department of Justice has criminal enforcement authority against Covered Entities, Business Associates, and certain other entities and individuals. In addition, State Attorneys General may bring enforcement actions under HIPAA. Generally we are not a Covered Entity, however, we may operate as a Business Associate to Covered Entities under certain circumstances.
In addition, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for personal information, such as comprehensive state privacy laws that govern the use, disclosure and protection of personal information, such as certain health information, Social Security numbers, and credit card account data. State consumer protection laws and consumer health privacy laws also establish privacy and security standards for use and management of personal information or consumer health data, including information related to consumers and care providers.
Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. Legal requirements in foreign countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the E.U., stringent data protection and privacy rules which substantially impact the use of patient data across the healthcare industry became effective in May 2018. The GDPR applies uniformly across the E.U. and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the E.U. to comply with E.U. privacy and data protection rules. In the area of health data, the GDPR is supplemented by national laws and regulations that are less harmonized.
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
Environmental Health and Safety Laws
We are subject to federal, state, and local laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation, storage and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”), has established extensive requirements relating specifically to workplace safety for healthcare employers in the

U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. OSHA also regulates the use of hazardous chemicals in the workplace. Likewise, we are subject to the U.S. Environmental Protection Agency and state requirements relating to the management and disposal of hazardous waste, and state requirements relating to the disposal of regulated medical waste. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials that we may use during our research and services.
Employees and Human Capital
As of December 31, 2024, we had 471 full-time employees, of which 136 worked in sales, sales support, field service, and marketing, 27 worked in engineering and research and development, 240 worked in manufacturing and operations and 68 worked in general and administration. Of our 471 full-time employees, 411 were located in the United States and 60 were located in 12 foreign countries. None of our employees is represented by a labor union or subject to a collective bargaining agreement. Our culture emphasizes the impact our work has on the detection of neurological and other critical disorders.
Our success depends upon our ability to attract and retain highly qualified employees. Talent management is critical to our ability to execute our long-term growth strategy, and we seek to cultivate a high performing pool of talent by providing career growth, on-the-job learning opportunities and competitive total rewards.
Workforce Compensation and Pay Equity
We provide competitive compensation and benefits programs to help recruit and retain our high performing employees. We utilize third party benchmark compensation data to assist in the evaluation of market wages. Our compensation is designed to attract, retain, and motivate employees to achieve results while balancing short- and long-term company performance. All our employees are eligible for an annual bonus and/or commission plan, a matching 401(k) Plan (in the case of U.S. employees), healthcare and insurance benefits, paid time off, family leave, employee assistance programs, and behavioral health services. Additionally, all our employees are eligible for annual equity-based grants with vesting conditions designed to award our employees’ performance and encourage retention.
Company Culture
We are committed to an inclusive culture which is grounded on our values of integrity, respect, and equality. In support of our inclusive culture, we sponsor an internal group of culture champions who are focused on diversity, equity, and inclusion. These champions are comprised of employees and executives whose mission is to provide respectful workplace training and awareness to strengthen employee understanding and knowledge of key topics focused on diversity and inclusion. As of December 31, 2024, approximately 47% of our employees were women and approximately 37% of our employees were people of color.
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
Information Available on the Internet
Our Internet website address is www.quanterix.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We make these reports available through the “Investors—Financial Information—SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Our electronically filed reports and other information that we file with the SEC can be viewed on the SEC’s website at www.sec.gov.

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
Risk Factor Summary
Risks Related to the Merger and the Combined Company
•The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.
•The market price for shares of our common stock may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market price of shares of Akoya common stock.
•Actions of activist or dissident stockholders could delay or prevent the approval of the Merger and negatively affect our business and operations.
•The issuance of shares of our common stock to Akoya stockholders in connection with the Merger may cause the market price of our common stock to decline.
•The Merger, and uncertainty regarding the Merger, may cause our customers, service providers, partners, vendors, suppliers and other business relationships to delay or defer decisions concerning us and adversely affect our ability to effectively manage our business, which could adversely affect our operating results and financial position and, following the completion of the Merger, the business, operating results and financial position of us and Akoya as a combined company (the “Combined Company”).
•Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.
•The Merger Agreement contains provisions that could discourage a potential acquirer from acquiring or merging with us.
•We expect to incur substantial costs related to the Merger and integration.
•Combining our business and the business of Akoya may be more difficult, costly or time-consuming than expected and the Combined Company may fail to realize the anticipated benefits of the Merger, which may adversely affect the Combined Company’s business results and negatively affect the value of our common stock following completion of the Merger.
Risks Related to Our Business
•Failure to remediate material weaknesses in, or inherent limitations associated with, our internal control over financial reporting have resulted in, and in the future could result in, material misstatements in our financial statements.
•The restatement of our financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December, 31 2023 and for the quarterly and year-to-date (as applicable) periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024 (the “Restatement”) may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

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
•We may experience delays in launching our next-generation instrument, Simoa ONE, on our anticipated timeline, which could adversely affect our business, financial condition, and results of operations.
•Defects or other quality issues in our products could lead to unforeseen costs, product recalls, adverse regulatory actions, negative publicity, and litigation, including product liability claims, any of which could cause customers to decide not to purchase our products, harm our reputation, and negatively affect our sales, operating results and financial condition.
•We rely on a single contract manufacturer for our Simoa HD-X instrument and on a different single contract manufacturer for our Simoa SR-X instrument, and we expect to rely on a different single contract manufacturer for our new Simoa ONE instrument. If any of these manufacturers should fail to perform, or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.
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
•Changes in U.S. government policies, including increased tariffs and potential reductions in federal research funding, could adversely affect our business.
•If the FDA determines that our products are subject to regulation as medical devices, if the FDA modifies its regulations to require that our LDTs are subject to regulation as devices, or if we seek to market our products for clinical diagnostic or health screening use, we will be required to comply with medical device law, including in some cases a requirement to obtain regulatory clearance(s) or approval(s). Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.
•If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors may be reduced and our business may be harmed.
Risks Relating to the Merger
The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.
The Merger is subject to a number of conditions that must be satisfied (or waived, to the extent permitted), including (i) receipt of the approval of the issuance of shares of our common stock in the Merger by our stockholders; (ii)

receipt of the approval of the Merger by Akoya stockholders; (iii) the effectiveness of the registration statement on Form S-4 filed with the SEC in connection with the Merger; (iv) the absence of any order issued or entered, or any law enacted or promulgated having the effect of restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger; (v) the submission by us to Nasdaq of a notification of shares of our common stock to be issued in connection with the Merger; (vi) performance by each party of its respective obligations under the Merger Agreement; and (vii) the absence of a material adverse effect with respect to each of Akoya and us. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. Additionally, either we or Akoya may terminate the Merger Agreement under certain circumstances, subject to the payment of a termination fee of $9 million by us to Akoya or $7 million by Akoya to us in certain cases. These termination fees may have the effect of discouraging alternative transaction proposals. We have incurred and will incur costs in connection with entering into the Merger Agreement and consummating the Merger, many of which will be payable by us whether or not the Merger is completed. Even if the Merger Agreement is terminated under circumstances that would require Akoya to pay us a $7 million termination fee, it may not cover all of the expenses and costs we have incurred.
Failure to complete the Merger could negatively impact our future business and financial results and the trading price of our common stock.
If the Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, service providers, partners, vendors, suppliers and employees;
•it could negatively impact our ability to achieve future growth, expand our addressable market and achieve scale and profitability on expected timelines;
•we will have incurred substantial costs towards completion of the Merger and will generally be required to pay our costs relating to the Merger, such as financial advisory, legal, strategic advisory, accounting costs and associated fees and expenses, whether or not the Merger is completed;
•we may provide up to $30 million in bridge financing to Akoya, which would be subordinated to Akoya’s existing credit facility, and if the Merger is not completed for any reason, Akoya may not have the financial resources to repay the bridge financing when due, or at all; and
•we will have committed substantial time and resources to matters relating to the Merger (including integration planning) which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
Actions of activist or dissident stockholders could delay or prevent the approval of the Merger and negatively affect our business and operations.
Recently one of our stockholders has indicated that it intends to oppose the Merger. In addition, on March 3, 2025, the same stockholder announced that it is nominating three directors for election to the Board at our 2025 annual meeting of stockholders. As a result of these actions, we will incur significant expenses even if we are successful in completing the Merger or are successful in a potential proxy contest.
In addition, perceived uncertainties as to our future direction, strategy, or leadership, and the diversion of management's and our board of director's attention and resources from our business, created by such activism may result in the loss of business opportunities and make it more difficult to complete strategic transactions or attract and retain investors, customers, employees, and other business partners. Such stockholder activism may also cause significant fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. We cannot predict the outcome or timing of any matters relating to stockholder activism or potential proxy contests or the ultimate impact that such matters may have on our business, liquidity, financial condition, or results of operations.
The issuance of shares of our common stock to Akoya stockholders in connection with the Merger may cause the market price of our common stock to decline.
Upon completion of the Merger, Akoya stockholders will receive 0.318 (the “Exchange Ratio”) shares of our common stock for each share of Akoya common stock they hold. Based on 49,588,743 shares of Akoya common stock issued and outstanding as of February 1, 2025 and the Exchange Ratio, it is expected that we will issue approximately 15,769,220 shares of our common stock to Akoya stockholders in connection with the Merger. In addition, Akoya restricted stock units (“RSUs”) and options to purchase Akoya common stock will be converted into RSUs for our common stock and options to purchase our common stock based on the Exchange Ratio upon completion of the Merger. Former Akoya stockholders may decide not to hold the shares of our common stock that they will receive in the Merger, and our stockholders may decide to reduce their investment in Quanterix as a result of the changes to our investment profile as a result of the Merger. Both the issuance of this amount of new shares in the Merger and any subsequent sales of these shares may cause the market price of our common stock to decline.
After the Merger, our stockholders will have a reduced ownership and voting interest in the Combined Company and may not realize a benefit from the Merger commensurate with their ownership dilution.
The Merger will dilute the ownership position of our stockholders and result in Akoya stockholders having an ownership stake in the Combined Company. Based on the number of shares of our common stock and Akoya common stock outstanding as of February 1, 2025, upon completion of the Merger, our current stockholders are expected to own approximately 71% of our outstanding common stock and former Akoya stockholders are expected to own approximately 29% of our outstanding common stock.
If the Combined Company is unable to fully and timely realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.
Until the completion of the Merger or the termination of the Merger Agreement pursuant to our terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.
From and after the date of the Merger Agreement and prior to the completion of the Merger or the termination of the Merger Agreement pursuant to our terms, the Merger Agreement restricts us from taking specified actions without the consent of Akoya and requires that our business be conducted in the ordinary course, subject to certain exceptions. These restrictions may prevent us from taking actions during the pendency of the Merger that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in the completion of the Merger or termination of the Merger Agreement.
Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Merger, and regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
The Merger is subject to a number of conditions to closing. No assurance can be given that the required stockholder approvals can be obtained or that the required conditions to closing will be satisfied, and, if all required approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals. Any delay in completing the Merger could cause the Combined Company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within our expected time frame. Additionally, any delays in receipt of required regulatory approvals or satisfaction of the closing conditions will increase the length of time that we are subject to certain restrictive covenants under the Merger Agreement during the pendency of the Merger and increases the risk of disruptions to our operations and business relationships and the impediments to our ability to pursue certain business opportunities or strategic initiatives, which may in turn cause the Combined Company to not realize some or all of the expected benefits of the Merger or adversely impact our future financial and strategic conditions on a standalone basis if the required approvals and conditions to closing are not obtained or satisfied.
Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.
The success of the Merger will depend in part on the Combined Company’s ability to retain the talent and dedication of key employees of each company. It is possible that these employees may decide not to remain with us or Akoya, as applicable, while the Merger is pending, or with the Combined Company following consummation of the Merger. If key employees of either company terminate their employment, or if an insufficient number of employees or sales representatives are retained to maintain effective operations, the Combined Company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Quanterix and Akoya to hiring suitable replacements, all of which may cause the Combined Company’s business to suffer. In addition, we and Akoya may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms. Moreover, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the Combined Company. No assurance can be given that the Combined Company will be able to attract or retain key employees to the same extent that those companies have been able to attract or retain their own employees in the past.
The Merger, and uncertainty regarding the Merger, may cause our customers, service providers, partners, vendors, suppliers and other business relationships to delay or defer decisions and adversely affect our ability to effectively manage our business, which could adversely affect our business, operating results and financial position and, following the completion of the Merger, the Combined Company’s business, operating results and financial position.
The Merger will happen only if certain stated conditions are met. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause existing or prospective customers, service providers, partners, vendors, suppliers and other business relationships to delay or defer other decisions, including entering into contracts or making other decisions, or seek to change or cancel existing business relationships. Additionally, we are subject to certain restrictive covenants under the Merger Agreement during the pendency of the Merger that may (i) cause us to delay or defer other decisions including entering into contracts or arrangements with existing or prospective customers, service providers, partners, vendors, suppliers and other business relationships or (ii) inhibit our ability to take advantage of certain business opportunities or strategic initiatives. Any such disruptions such as delays or deferrals of those decisions or changes in existing agreements could adversely affect our business, operating results and financial position, whether the Merger is ultimately completed, and following the completion of the Merger, the Combined Company, including an adverse effect on the Combined Company’s ability to realize the anticipated synergies and other benefits of the Merger. The risk, and adverse effect, of any such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.
Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, including by diverting the attention of our management and employee team, such as those involved in day-to-day operations, toward the completion of the Merger. In addition, we have diverted significant management resources in an effort to complete the Merger and are each subject to restrictions contained in the Merger Agreement on the conduct of our business. If the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.
The Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with us.
The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage, or take any other action to knowingly facilitate any alternative transaction, participate in any discussions or negotiations, or cooperate in any way with any person, with respect to any alternative transaction or amend or grant any waiver of any standstill or similar agreement. In addition, following receipt by either us or Akoya of any alternative transaction proposal that constitutes a “superior proposal,” each of us or

Akoya, respectively, will have an opportunity to offer to modify the terms of the Merger Agreement before our board or the Akoya board, respectively, may withdraw or qualify our recommendation to stockholders, with respect to the approval of the Merger, in favor of such superior proposal.
If the Merger Agreement is terminated under specified circumstances, we may be required to pay a termination fee of $9 million to Akoya. These provisions could discourage a potential third-party acquirer, strategic transaction partner or business combination partner that might have an interest in acquiring or combining with all us or pursuing an alternative transaction from considering or proposing such a transaction. If the Merger Agreement is terminated we determine to seek another business combination transaction, we may not be able to successfully negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
We expect to incur substantial costs related to the Merger and integration.
We have incurred and expect to incur substantial non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Merger. Such costs include, among others, filing and registration fees with the SEC, and legal, accounting, investment banking, consulting, public relations and proxy solicitation fees. Most of these costs are payable by us regardless of whether the Merger is completed.
The Combined Company will also incur restructuring and integration costs in connection with the Merger. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of Akoya’s business into the Combined Company. Although we expect that the elimination of duplicative costs, strategic benefits and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction expenses, Merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. While we have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.
Lawsuits or other legal proceedings may be filed against us, Akoya, the Combined Company and members of their respective boards of directors, in connection with the Merger, and an adverse ruling in any such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected time frame, or have an adverse impact on the Combined Company’s business and operations.
Transactions such as the Merger are frequently subject to litigation or other legal proceedings, including actions alleging that our board or Akoya’s board breached their respective fiduciary duties to their stockholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for their stockholders or otherwise. Neither we nor Akoya can provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us or Akoya, or against our board or Akoya’s board, they will defend against it, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of Quanterix, Akoya or the Combined Company, including through the possible diversion of either company’s resources or distraction of key personnel.
Furthermore, one of the conditions to the completion of the Merger is the absence of an order (whether temporary or permanent) issued or entered after the date of the Merger Agreement by any governmental body enjoining or otherwise prohibiting the consummation of the Merger. As such, if any plaintiffs are successful in obtaining an injunction preventing the consummation of the Merger, that injunction may prevent the Merger from becoming effective or from becoming effective within the expected time frame.
If the Merger is completed, the Combined Company may be exposed to increased litigation or other legal proceedings from stockholders, customers, partners, suppliers, contractors and other third parties due to the merger of our and Akoya’s businesses following the Merger. Even if such lawsuits or other legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and attention. Such litigation or an adverse judgment resulting in monetary damages may have an adverse impact on the Combined Company’s business and results of operations or may cause disruptions to the Combined Company’s operations.

Risks Relating to the Combined Company
Combining the businesses of Quanterix and Akoya may be more difficult, costly or time-consuming than expected and the Combined Company may fail to realize the anticipated benefits of the Merger, which may adversely affect the Combined Company’s business results and negatively affect the value of our common stock following the Merger.
The success of the Merger will depend on, among other things, our ability to realize the anticipated benefits, synergies and efficiencies from combining the businesses of Quanterix and Akoya. This success will depend on, among other factors, our ability to integrate our business with the business of Akoya. If we are not able to successfully integrate Akoya’s business into the Combined Company within the anticipated time frame, or at all, the anticipated synergies, efficiencies and other benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.
We and Akoya have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that these businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, a reduction in the ability to attract talent, the inability to maintain relationships with our and Akoya’s customers, service providers, partners, vendors, suppliers and other business relationships, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The challenges involved in this integration, which will be complex and time- consuming, include the following:
combining the businesses of Quanterix and Akoya, including respective operations and corporate functions, and meeting the capital requirements of the Combined Company in a manner that permits the Combined Company to achieve any revenue synergies or efficiencies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
•integrating, retaining and, where applicable, cross-training personnel from the two companies;
•integrating the offerings and services available to customers;
•integrating each company’s technologies and technologies licensed by them from third parties;
•identifying and eliminating redundant and underperforming functions and assets;
•harmonizing each company’s operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing relationships with each company’s customers, service providers, partners, vendors and suppliers, and leveraging relationships with such third parties for the benefit of the Combined Company;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating each company’s administrative and information technology infrastructure;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.
In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the Combined Company. An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays or higher than expected integration costs encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Combined Company, which may adversely affect the value of our common stock following the Merger.

Certain customers may seek to modify contractual relationships with the Combined Company, which could have an adverse effect on the Combined Company’s business and operations.
As a result of the Merger, the Combined Company may experience impacts on relationships with our customers that may harm the Combined Company’s business and results of operations. Certain counterparties may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that our or Akoya’s contractual counterparties will continue to have a relationship with the Combined Company or do so on the same or similar contractual terms following the Merger. If any contractual counterparties (such as customers, service providers, partners, vendors or suppliers) seek to terminate or modify contractual obligations or discontinue the relationship with the Combined Company, then the Combined Company’s business and results of operations may be harmed.
Completion of the Merger may trigger change in control, assignment or other provisions in certain agreements to which Akoya is a party, which may have an adverse impact on the Combined Company’s business and results of operations.
The completion of the Merger may trigger change in control, assignment and other provisions in certain agreements to which Akoya is a party. If Akoya is unable to negotiate waivers of or consents under those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages or other remedies. Even if Akoya is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Combined Company. Any of the foregoing or similar developments may have an adverse impact on the business, financial condition and results of operations of the Combined Company, or the ability of us to successfully integrate Akoya’s business.
Risks Related to our Financial Condition and Financial Reporting Matters
Failure to remediate material weaknesses in, or inherent limitations associated with, our internal control over financial reporting have resulted in, and in the future could result in, material misstatements in our financial statements.
In our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 6, 2023, we identified four material weaknesses in our internal control over financial reporting relating to the operating effectiveness of our internal controls, including a material weakness associated with (i) the accounting for inventory, including excess and obsolescence reserves (the “Inventory MW”), (ii) the accounting for salaries and commissions expense (the “Compensation MW”), (iii) the financial statement close process, including financial reporting, share-based compensation and non-recurring transactions such as impairment of assets and accounting for leases (the “Financial Statement Close Process MW”), and (iv) the accounting for property and equipment, net (the “Property and Equipment MW”). In our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Original Report”), filed with the SEC on February 29, 2024, we indicated that our management concluded that the Financial Statement Close Process MW and Compensation MW were remediated. However, we also concluded that control deficiencies existed as of December 31, 2023, and that these control deficiencies constituted material weaknesses in our internal control over financial reporting. Specifically, management concluded that a portion of the Inventory MW related to the valuation of our inventory, including excess and obsolescence reserves (the “Inventory Valuation MW”) and the Property and Equipment MW continued to exist as of December 31, 2023. Subsequent to the filing of the 2023 Original Report, in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on December 26, 2024 (the “Amended Annual Report on Form 10-K/A”), we indicated that our management concluded that the Restatement in the Amended Annual Report on Form 10-K/A was a result of a newly identified design deficiency associated with the Inventory Valuation MW, related to the Company's internal controls over the capitalization of labor and overhead costs.
Based on our efforts and after demonstrating the operating effectiveness of the related internal controls for a sufficient period of time, management has concluded that the Property and Equipment MW was remediated as of December 31, 2024. However, as of December 31, 2024, the Inventory Valuation MW, including the additional control design deficiency, was not remediated and we have identified an additional material weakness in the operating effectiveness of our internal controls associated with the accounting for Accelerator Laboratory revenue, a component of our service and other revenue. We are working to remediate these two outstanding material weaknesses, but will not be able to consider any material weakness remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that our controls are operating effectively.

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
We have incurred significant expense and dedicated significant internal resources to address the material weaknesses described above, and we expect that the continued execution of the plan to remediate the remaining material weaknesses will continue to be costly and will distract management from other activities. There can be no assurance that we will conclude in the future that we have effectively remediated outstanding material weaknesses or that we will not identify any additional significant deficiencies or material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.
The Restatement of our financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.
We have incurred, and may continue to incur, substantial unanticipated costs for accounting and legal fees in connection with, or related to, the Restatement. The Restatement could also subject us to other risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions, or investigations by the SEC or other regulatory authorities relating to the Restatement. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity, and financial condition, or cause stockholders, investors, and customers to lose confidence in the accuracy and completeness of our financial reports, or cause the market price of our common stock to decline. Any such legal proceedings or regulatory inquiries, sanctions, or investigation, whether successful or not, could adversely affect our business, financial condition, and results of operations.
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
We incurred net losses of $38.5 million, $28.4 million, and $99.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $470.1 million. We cannot predict if or when we will achieve profitability or if or when we will be able to sustain profitability once achieved. We expect that our losses will continue at least through the next 24 months as we execute our strategy for our entry into translational pharma and clinical diagnostic markets. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report on Form 10-K, the market acceptance of our products, competitive products, future product development and our market penetration and margins.

Our ability to use net operating losses to offset future income may be subject to certain limitations.
As of December 31, 2024, we had federal net operating loss (“NOLs”) carryforwards to offset future taxable income of approximately $320.0 million, of which approximately $108.5 million begin to expire in 2026. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on our ability to utilize our NOLs to offset future taxable income. We may have already experienced ownership changes as defined under Section 382 of the Code. Depending on the timing of any future utilization of our NOLs, the amount that can be utilized each year may be limited as a result of such previous ownership changes. In addition, future changes in our stock ownership, including changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Risks Related to our Business
If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
Our success depends on our ability to develop and market products that are recognized and accepted by our customers and potential customers as reliable, enabling and cost-effective. Continued market acceptance of our Simoa technology platform and products and other platforms and products we may develop in the future, such as Simoa ONE, will depend on many factors, including our ability to convince potential customers that our technology is an attractive alternative to other available technologies. If we are unable to continue to motivate customers to use Simoa technology or other technologies we may develop, adoption of our technology may be slowed and our ability to retain and grow our customer base and increase our revenue would be adversely affected.
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
Purchase of our Simoa instruments requires a significant capital investment which can impact sales in times of constrained spending.
The purchase of our Simoa instruments requires a significant investment by our customers, and a reduction in capital spending by potential customers can result in lower instrument sales. During periods of constrained capital spending, potential instrument customers may instead choose to engage our Accelerator lab or an outside lab, or may use another instrument platform that they already have or that is less expensive than the Simoa instruments. We believe that a constrained capital funding environment resulted in softness in instrument sales throughout 2024 and that this constrained spending environment will continue into 2025.
Because a significant portion of our revenue comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.
For the year ended December 31, 2024, our top five customers accounted for approximately 21% of our total revenue. The loss of a significant amount of business from one or more of our major customers would have a material adverse effect on our business. There can be no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.
Our long-term results depend upon our ability to improve existing products and introduce and market new products successfully and timely.
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
We may experience delays in launching our next-generation instrument, Simoa ONE, on our anticipated timeline, which could adversely affect our business, financial condition, and results of operations.
We currently expect to launch our next-generation instrument, Simoa ONE, by the end of 2025. However, there are various risks that could delay or prevent the successful launch and commercialization of the instrument. These risks include, but are not limited to, unforeseen technical challenges, supply chain disruptions, and delays in manufacturing. Many of these risks are beyond our control.
If we experience significant delays in launching Simoa ONE, our ability to generate revenue and achieve market adoption may be adversely impacted. Delays or setbacks could also allow competitors to introduce alternative solutions, erode our market position, or negatively affect customer confidence in our product pipeline. Additionally, if development costs exceed our expectations, or if we are unable to successfully commercialize the platform, our financial condition and results of operations could suffer.
Defects or other quality issues in our products could lead to unforeseen costs, product recalls, adverse regulatory actions, negative publicity, and litigation, including product liability claims, any of which could cause customers to decide not to purchase our products, harm our reputation, and negatively affect our sales, operating results and financial condition.
Our Simoa products are complex and may contain undetected errors or defects, especially when first introduced or as new versions or new products are released. We have in the past devoted, and will continue to devote, funding and resources to technology development, quality assurance and manufacturing initiatives designed to ensure or improve quality, such as the assay redevelopment program which was initiated in 2022 and substantially completed in the fourth quarter of 2023. However, there can be no assurance that we will be successful in our efforts to manufacture products at a level of quality necessary for our customers or to avoid our products containing undiscovered defects or quality issues. Defects, errors or quality issues in our products may discourage customers from purchasing our products and could harm our reputation. We may also be subject to warranty claims and litigation involving claims for damages or incur additional costs, in each case due to errors or defects in our products. In addition, if we do not meet industry or quality standards, if applicable, our products may be subject to recall, and products subject to the FDA’s medical device regulations could be required to be recalled under such regulations. A material liability claim, recall or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results.
Use of our products or services by us or a customer for diagnostic purposes could result in a product liability claim alleging that one of our products contained a design or manufacturing defect that resulted in the failure to adequately perform, leading to death or injury. A product liability claim could result in substantial damages and be costly and time- consuming to defend, either of which could materially harm our business or financial condition. We cannot guarantee that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.
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
For the years ended December 31, 2024, 2023, and 2022, approximately 36%, 38%, and 38%, respectively, of our total revenue was generated from customers located outside of North America. We believe that a substantial percentage of our future revenue will continue to come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy requirements, such as the E.U. General Data Protection Regulation (the “GDPR”), labor laws and anti-competition regulations;
•export or import restrictions and supply chain disruptions;
•laws and business practices favoring local companies;
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•restrictions on the activities of foreign agents, representatives and distributors;
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
We rely on a single contract manufacturer for our Simoa HD-X instrument and on a different single contract manufacturer for our Simoa SR-X instrument, and we expect to rely on a different single contract manufacturer for our new Simoa ONE instrument. If any of these manufacturers should fail to perform, or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.
We currently rely on a single contract manufacturer, STRATEC Biomedical AG (“STRATEC”), an analytical and diagnostic systems manufacturer located in Germany, to manufacture and supply all of our Simoa HD-X instruments. In addition, we currently rely on a single contract manufacturer, Paramit Corporation (“Paramit”), a contract manufacturer located in California, to manufacture and supply all of our SR-X instruments. We also expect to rely on a single contract manufacturer to supply our new Simoa ONE instrument. Our contract with STRATEC does not commit them to supply quantities beyond the amounts included in our forecasts, and our contract with Paramit does not commit them to carry inventory or make available any particular quantities Accordingly, we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers are not able to supply instruments, our business would be harmed.
In the event it becomes necessary to utilize a different contract manufacturer for an instrument, we would experience additional costs, delays and difficulties in doing so as a result of needing to identify and enter into an agreement with a new supplier as well as needing to prepare such new supplier to meet the logistical requirements associated with manufacturing our instruments, and our business would suffer. We may also experience additional costs and delays in the event we need access to or rights under any intellectual property of STRATEC.
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
We rely on limited or sole suppliers for certain reagents and other materials and components that are used in our consumable products and services and in our SP-X instrument. While we have long-term contracts with some critical suppliers, we do not have contracts with all suppliers and instead relies on periodically forecasting our needs for such materials and entering into standard purchase orders with our suppliers. In addition, our use of many of the materials used in our consumable products is limited to research use only. As we expand into diagnostic applications for our products, we will need to secure diagnostic rights to such materials. If we were to lose suppliers or were unable to secure required rights for materials from suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis and on acceptable terms, if at all. An interruption in our operations could occur if we encounter delays or difficulties in securing these materials or any required rights to these materials, if the quality of the materials supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to qualify a new supplier and ensure that the new materials provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws by us or our agents.
We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which prohibits companies and individuals from corruptly making payments, directly or indirectly through third parties, to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. We are also subject to the FCPA’s accounting provisions, which requires us to keep accurate books and records and to maintain a system of internal accounting controls sufficient to assure management’s control, authority and responsibility over our assets. Our reliance on independent distributors to sell our products internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because there are circumstances under which we could be held responsible for their actions. Other U.S. companies in the medical device and pharmaceutical fields have faced criminal penalties under the FCPA for allowing their distributors and other third parties to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. We could also incur severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

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
We have acquired, and may in the future acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:
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
Risks Related to Government Regulation and Diagnostic Product Reimbursement
Changes in U.S. government policies, including increased tariffs and potential reductions in federal research funding, could adversely affect our business.
Recent policy actions, including the imposition of new tariffs on imported materials and goods from certain foreign countries, may have an adverse impact on our business. Increased tariffs on materials, goods and components used by us or our suppliers could raise our production costs, disrupt our supply chain and reduce our competitiveness in the marketplace.
Additionally, reduction in or suspension of certain federal research grants (or certain components of grants), including funding from the National Institutes of Health (NIH), may negatively impact spending within our industry and cause uncertainty. Certain of our customers, including academic institutions and research organizations, may depend in whole or in part on federal grants to advance their medical research activities. Any prolonged suspensions or reductions in such funding could slow innovation, delay collaborations, and limit the adoption of new technologies that contribute to our business growth.

If these or similar policy changes continue or expand, we may face increased costs and demand for our products could be impacted. We cannot predict the full extent of these impacts, but any prolonged disruption could adversely affect our business, financial condition, and results of operations.

If the FDA determines that our products are subject to regulation as medical devices, if the FDA modifies its regulations to require that our LDTs are subject to regulation as devices, or if we seek to market our products for clinical diagnostic or health screening use, we will be required to comply with medical device law, including in some cases a requirement to obtain regulatory clearance(s) or approval(s). Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.
We focused initially on the life sciences research market. This includes offering products for use by laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, the majority of our products are labeled as “Research Use Only” (“RUO”). While we focused initially on the life sciences research market and RUO products only, our strategy includes expanding our product line to encompass products that are intended to be used for the diagnosis of disease, including LDTs and in vitro diagnostic (“IVD”) devices, either alone or in collaboration with third parties. IVD products are subject to regulation by the FDA, or comparable international agencies, as medical devices including requirements for regulatory clearance or approval of such products before they can be marketed.
The process of obtaining regulatory clearances to market a medical device can be costly and time consuming, and we or our collaborators may not be able to obtain these clearances or approvals on a timely basis, if at all. In general, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”), or is the subject of an approved Premarket Approval (“PMA”), unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to a legally marketed predicate device, which can include pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is novel, it is automatically classified into Class III, and the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek classification of the device through the de novo classification process. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for our intended use.

If any of our products are subject to medical device regulation, we would be subject to a substantial number of additional requirements for medical devices, including establishment registration, device listing, quality system regulations — which cover the design, testing, production, control, quality assurance, labeling, packaging, servicing, sterilization (if required), and storage and shipping of medical devices (among other activities) — product labeling, advertising, recordkeeping, post-market surveillance, post-approval studies, adverse event reporting, and correction and removal (recall) regulations. One or more of the products we may develop using our technology may also require clinical trials in order to generate the data required for a PMA, de novo classification request or 510(k) premarket notification. Complying with these requirements may be time- consuming and expensive. We may be required to expend significant resources to ensure ongoing compliance with the FDA regulations. Failure to comply with these requirements may subject us to a range of enforcement actions, such as warning letters, injunctions, civil monetary penalties, criminal prosecution, recall and/or seizure of products, and revocation of marketing authorization, as well as significant adverse publicity. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for IVD products, such products may not be able to be launched or successfully commercialized in a timely manner, or at all.
LDTs are a subset of IVD tests that are offered as services by Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified high complexity clinical laboratories and designed, manufactured and used within a single laboratory. In July 2022, we launched an LDT to quantitatively measure p-Tau 181 in plasma as an aid in diagnostic evaluation of Alzheimer’s disease, and in January 2023, we launched an LDT to quantitatively measure neurofilament light chain (“NfL”) in serum as an aid in the evaluation of individuals for possible neurodegenerative conditions or other causes of neuronal or central nervous system damage. In October 2023, FDA issued a proposed rule regarding LDTs that would make explicit that in vitro diagnostic products are devices under the FDCA, including when the manufacturer is a laboratory. FDA finalized this rule in April 2024. Under the Final Rule, FDA will increase our regulation of LDTs by phasing out our general enforcement discretion approach, and phase in medical device regulation, for most LDTs over a period of four years. However, FDA intends to exercise continued enforcement discretion from certain aspects of medical device regulation for certain types of LDTs. For example, FDA intends to exercise regulatory discretion to not require premarket review or most quality system requirements for “currently marketed” LDTs, which include LDTs that were offered as of May 6, 2024, which is the date the FDA’s rule was finalized. Because our LDTs were offered as of May 6, 2024, they may qualify as “currently marketed” LDTs, which means they would not be subject to premarket review or certain quality system requirements, although compliance with other aspects of medical device regulation would apply. Certain groups have challenged the legality of FDA’s Final Rule regarding LDTs, asserting (among other things) that the rule exceeds FDA’s statutory authority to regulate medical devices. That lawsuit is pending, with a decision from the District Court expected sometime in 2025. It is also possible that the federal government will modify, delay, or revoke the Final Rule. If the Final Rule is not modified, delayed, revoked, or invalidated when the requirements of the rule go into effect, the rule will result in an increased regulatory burden, including additional costs and delays in introducing new tests. FDA’s rule could also have impacts on our business more broadly, given that many of our customers would be subject to additional regulation and delays, which could potentially affect the development of new diagnostics that incorporate our instruments or consumables. This also may increase costs and regulatory burdens on laboratories that develop LDTs, thereby reducing the financial incentive for laboratories to develop new LDTs or invest in instruments, which could reduce demand for our instruments and our other products.
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
In addition, in the E.U. new regulations recently entered into force that result in greater regulation of medical devices and IVDs. The new IVD regulation (the “IVD Regulation”) is significantly different from European directive for IVD medical devices (the “IVD Directive”) that it replaces in that it ensures that the new requirements apply uniformly and on the same schedule across the member states, includes a risk-based classification system and increases the requirements for conformity assessment. The CE registration for UmanDiagnostics AB’s (“Uman’s”) NfL enzyme-linked immunosorbent assay (“ELISA”) kit for cerebral spinal fluid was approved in March 2014 under the IVD Directive. Under the IVD Directive the assay is classified as a general IVD product, and required self-certification with no involvement of a notified body/authority. The IVD Regulation introduces a new classification system for IVDs and assessment by a notified body is required for class B, C and D products. Uman’s NfL ELISA kit for cerebrospinal fluid (“CSF”) is classified as a class B product and must fully comply with (and have a CE mark issued under) the IVD Regulation by May 2027 (subject to extension of the transitional periods in the IVD Regulation). The new requirements include an ISO 13485 certification of the quality system (which Uman received in July 2018) and increased technical evidence and follow-up of performance of the specific product (e.g. clinical evidence and post-market activities). The work to evaluate and to meet the new technical requirements is on-going.
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
CLIA is a federal law that regulates clinical laboratories that perform examination of human specimens for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of health of, human beings. The operation of our CLIA-certified laboratory is subject to regulation by numerous federal, state and local governmental authorities in the United States. This laboratory holds a CLIA certificate of compliance for high- complexity testing and is licensed by California, Maryland, Massachusetts, Pennsylvania and Rhode Island, and has applied for a license in the State of New York. We may seek to obtain other state licenses if required in the future. Failure to comply with federal or state regulations or changes in those regulatory requirements could result in a substantial curtailment or even prohibition of the operations of our laboratory and could have an adverse effect on our business. To maintain CLIA certification, laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make unannounced inspections of these laboratories. If we were to lose our CLIA certification or any required state licenses, whether as a result of a revocation, suspension or limitation, we could have a material adverse effect on our business.

We expect to rely on third parties in conducting any required future studies of diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.
We do not have the ability to independently conduct clinical trials or other studies that may be required to obtain FDA and other regulatory clearance or approval for future diagnostic products. Accordingly, we expect that we would rely on third parties, such as clinical investigators, CROs, consultants, and collaborators to conduct such studies if needed. For example, we are currently working with the Alzheimer’s Drug Discovery Foundation and the Global Alzheimer’s Platform Foundation on prospective clinical trials for our assays. Our reliance on these third parties for clinical and other development activities would reduce our control over these activities. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised, we may not be able to obtain regulatory clearance or approval.
If diagnostic procedures that are enabled by our technology are subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, our business could be harmed.
The ability of us, our customers or our collaborators to commercialize diagnostic tests based on our technology, including LDTs that we have launched or may launch in the future, will depend in part on the extent to which coverage and reimbursement for these tests will be available from government health care programs, private health insurers and other third-party payors. In the United States, the principal decisions about reimbursement for new technologies are often made by the Center for Medicare & Medicaid Services (“CMS”). Private payors often follow CMS’s reimbursement policies to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement. However, a significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payments for particular products and procedures. We cannot be sure that coverage will be available for any diagnostic tests based on our technology, and, if coverage is available, the level of reimbursement. Payor coverage and reimbursement decisions may impact the demand for those tests. If coverage is not available or the reimbursement amount is inadequate, any tests for which marketing authorization is received may not be able to be successfully commercialized.
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
In the ordinary course of our business, we collect and store sensitive data, and intellectual property and proprietary business information owned or controlled by us or our customers. This data encompasses a wide variety of business-critical information including research and development information, operational information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.
The secure processing, storage, maintenance, and transmission of critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, faulty password management, lapses in compliance with privacy and security mandates, or other disruptions. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, no security measure is infallible and there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions will not be successful or damaging. Our information technology systems may have vulnerabilities, and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks, such as ransomware attacks. Although we have experienced cybersecurity incidents from time to time that have not had a material adverse effect on our business, financial condition, or results of operations, there can be no assurance that a cyber-attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers, or expose sensitive customer data, or give rise to monetary fines and other penalties, which could be significant.
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
In the ordinary course of our business, we collect, store, transfer, use or process sensitive data, including personally identifiable information of employees and others, and intellectual property and proprietary business information owned or controlled by itself and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.
In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide disclosures to California consumers regarding the processing of their personal data, as well as data protection and privacy rights, including the ability to opt-out of certain sales or sharing of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California also passed the California Privacy Rights Act (the “CPRA”), which became effective on January 1, 2023 and significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers. More recently, other states, including Connecticut, Colorado, Utah and Virginia have passed comprehensive state data privacy laws, and states like Washington and Nevada have enacted consumer health privacy laws. Most of these laws are enforced by state attorneys general, but there is the potential for private actions by plaintiffs in some circumstances under certain laws, including under Washington’s consumer health data privacy law. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. These and future laws and regulations may increase our compliance costs and potential liability.
Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical, and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether information constitutes protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as, if applicable, the HIPAA, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and regulatory penalties. Where such laws are applicable, notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media. Such a notice could harm our reputation and our ability to compete.
Outside of the United States, many countries have privacy and data security laws and regulations concerning the collection and use of personal data, including but not limited to the GDPR and China’s Personal Information Protection Law. The GDPR, which governs the collection and use of personal data in the E.U. and is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. While we have taken steps to comply with the GDPR, including reviewing our security procedures and entering into data processing agreements with relevant contractors, we cannot guarantee that our compliance efforts will be fully successful.
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
Some of the intellectual property rights we own and have in-licensed has been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. For example, some of the issued U.S. patents we own and all of the intellectual property rights licensed to us under our license agreement with Tufts University (“Tufts”) have been generated using U.S. government funds. As a result, the U.S. government has certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government, elect title, and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturing may limit our ability to license the applicable patent rights on an exclusive basis under certain circumstances.
Our Simoa bead-based technology is licensed to us by Tufts. Any loss of our rights to this technology or other technologies we license could prevent us from selling our products.
Our Simoa bead-based technology is licensed exclusively to us from Tufts. We do not own the patents that underlie this license. Our rights to use this technology and employ the inventions claimed in the licensed patents are subject to the continuation of and compliance with the terms of the license. Our principal obligations under our license agreement with Tufts are as follows:
•making royalty payments;
•making milestone payments;
•paying annual maintenance fees for the underlying patents;
•using commercially reasonable efforts to develop and sell a product using the licensed technology and developing a market for such product;
•paying and/or reimbursing fees related to prosecution, maintenance and enforcement of patent rights; and
•providing certain reports.
If we breach any of these obligations, Tufts may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products using our Simoa bead-based technology or a competitor gaining access to the Simoa technology. Termination of our license agreement with Tufts would have a material adverse effect on our business.
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
Our success depends on our ability to develop, manufacture, market and sell our products and perform our services without infringing upon the proprietary rights of third parties. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors have claimed, and may claim in the future, that our products and/or services infringe their intellectual property rights and have suggested, and may suggest in the future, that we enter into license agreements. We believe any such claims made to date are without merit. However, even if such claims are without merit, we could incur substantial costs and divert the attention of our management and technical personnel in defending itself against claims of infringement made by third parties or settling such claims. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse impact on our ability to conduct our business and our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer one or more products or services and could result in a substantial award of damages against us. In addition, since we sometimes indemnify customers, collaborators or licensees, we may have additional liability in connection with any infringement or alleged infringement of third party intellectual property.
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
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time- consuming and unsuccessful.
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
Risks Related to our Common Stock and Being a Public Company
The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly.
The market price of shares of our common stock has been and could continue to be subject to wide fluctuations in response to many factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•announcements by us, our partners or our competitors of new products, significant contracts, restructuring plans, strategic partnerships, joint ventures, collaborations, acquisitions (such as the Merger), commercial relationships or capital commitments, including the Merger;
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
•any change to the composition of the our board or key personnel;
•general economic conditions and slow or negative growth of our markets;
•a material cybersecurity incident;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•announcement or expectation of additional debt or equity financing efforts; and
•other factors described in this Risk Factors section of this Annual Report on Form 10-K.
These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and life science companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have on occasion instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.
We have never paid dividends on our capital stock, and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.
We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the stockholders in the foreseeable future. Consequently, in the foreseeable future, stockholders will likely only experience a gain from an investment in our common stock if the price of our common stock increases.

Anti-takeover provisions contained in our restated certificate of incorporation and restated by-laws, as well as provisions of Delaware law, could impair a takeover attempt.
Our restated certificate of incorporation, restated by-laws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the our board. Our corporate governance documents include provisions:
•authorizing our board to issue up to 5,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board may determine;
•specifying that special meetings of our stockholders can be called only by our board and that our stockholders may not act by written consent;
•establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board;
•providing that directors may be removed only for cause;
•providing that our board may create new directorships and that vacancies on the board may be filled only by a majority of directors then in office, even though less than a quorum;
•establishing that our board is divided into three classes with each class serving staggered three-year terms;
•providing that our board may amend the our bylaws without approval of our stockholders; and
•requiring a super-majority of votes to amend certain of the above-mentioned provisions.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of outstanding our common stock from engaging in certain business combinations without approval of the holders of substantially all of the outstanding our common stock.
Any provision of our certificate of incorporation, our bylaws or the DGCL that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. Our cybersecurity program is overseen by our Chief Information Officer (“CIO”), who has more than 20 years of experience in information technology. This program incorporates policies, processes, and activities over domains such as access control; facility and data protection; IT systems and data transmission security; threat intelligence and incident response; third-party risk management; disaster recovery; and vulnerability management. We have a comprehensive cybersecurity policy in place that includes robust measures to protect our data and systems from cyber threats, ensuring the integrity and confidentiality of our information.
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
Cybersecurity risk management is integrated into our broader risk management framework. The Audit Committee of our Board of Directors, which has responsibility for oversight of risk management, also has responsibility for oversight of our program, policies and procedures related to information security and data protection. On a regular basis, the CIO reports to the Audit Committee of our Board of Directors on cybersecurity risks as well as mitigation strategies and the status of initiatives to strengthen our information security systems. The CIO also provides periodic updates to our full Board of Directors, as appropriate. We also mandate a rigorous cybersecurity training program for all employees, which includes regular updates and assessments to ensure they are equipped to recognize and respond to potential cyber threats.
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
ITEM 2. PROPERTIES
Our corporate headquarters are currently located in Billerica, Massachusetts, which consists of an approximately 91,600 square foot facility we lease for office, laboratory, and manufacturing purposes. We also lease office and laboratory space domestically in Bedford, Massachusetts, and internationally in the Netherlands, Sweden, and China. In the first quarter of 2022, we executed a lease for 85,800 square feet of office and laboratory space in Bedford, Massachusetts. The initial term of the Bedford lease is eight years and nine months beginning on May 1, 2022. We do not currently occupy one of the two Bedford facilities.
We believe our facilities are adequate and suitable for our current operations and that, should it be needed, additional or alternative space is available to accommodate our operations.
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
Holders of Record
As of March 3, 2025, there were approximately 18 holders of record of our common stock.
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
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the year ended December 31, 2024.
Issuer Purchases of Equity Securities
Not applicable.

Stock Performance Graph
The following graph compares the cumulative total shareholder returns over the past five years for our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index, assuming $100 invested on December 31, 2019, and reinvestment of dividends, if paid:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

300
250
200
150
100
50
0
12/19
12/20
12/21
12/22
12/23
12/24
Quanterix Corp
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Quanterix Corporation for the years ended December 31, 2024 and 2023. For a full understanding of our financial condition and results of operations, this discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in the section titled “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth under the sections titled “Part I, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,“ and “our” in this Annual Report on Form 10-K refer to Quanterix Corporation and its consolidated subsidiaries.
The discussion and analysis of our financial condition as of, and results of operations for the year ended December 31, 2023 as compared to December 31, 2022 is included in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the U.S Securities and Exchange Commission (the "SEC") on December 23, 2024.
Overview
We are a life sciences company that develops and commercializes next-generation, ultra-sensitive digital immunoassay platforms that advance life sciences research and diagnostics. Our platforms are based on our proprietary digital “Simoa” detection technology and enable customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. The ability of our Simoa platforms to detect proteins in the femtomolar range enables the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear to facilitate a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our Simoa platforms have achieved significant commercial adoption with an installed base of over 1,000 instruments, and scientific validation with citations in more than 3,200 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology and immunology, and inflammation.
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
We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (our first Simoa instrument, launched in January 2014), collectively “HD Instruments”, that is designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X uses our bead-based technology and assays run on the HD-X are fully automated. At December 31, 2024, approximately 84% of the HD Instrument installed base were HD-X instruments.
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
We also provide contract research services for customers and Laboratory Developed Test (“LDT”) services through our CLIA-certified Accelerator Laboratory. The Accelerator Laboratory provides customers with access to Simoa technology, and supports multiple projects and services, including sample testing, homebrew assay development, custom assay development, and blood-based biomarker testing. To date, we have completed over 2,400 projects for more than 500 customers from all over the world using our Simoa platforms.
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
Our total revenues were $137.4 million and $122.4 million for the years ended December 31, 2024 and 2023, respectively. Since our inception, we have incurred annual net losses, including net losses of $38.5 million and $28.4 million for the years ended December 31, 2024 and 2023, respectively.
We expect to incur significant expenses and operating losses at least through the next 24 months, and we expect our expenses to increase substantially as we:
•expand our sales and marketing efforts to further commercialize our products;
•expand our research and development efforts to improve our existing, or to develop and launch, new assays and instruments, including Simoa ONE. These expenses could be particularly significant if any of its products become subject to additional or more burdensome regulation by the U.S Food and Drug Administration (the "FDA");
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
Recent Business Developments
ISO 13485 Certification
On January 31, 2025, we received ISO 13485 certification for our operations in Billerica, Massachusetts. ISO 13485 certification indicates that a company has implemented a quality management system that meets international requirements for medical device manufacturing.

Agreement to Acquire Akoya Biosciences, Inc.
On January 9, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Akoya Biosciences, Inc. (“Akoya”), a life sciences technology company based in Marlborough, Massachusetts delivering spatial biology solutions through the power of spatial phenotyping. Spatial phenotyping refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Akoya commercializes proprietary instrument platforms, reagents, software, and services that offer end-to-end solutions to perform tissue analysis and spatial phenotyping from discovery through translational and clinical research and diagnostics. The transaction is part of our plans to establish the first fully integrated technology ecosystem to identify and measure biomarkers across tissue and blood, expand our technology offerings into oncology and immunology, and expand our portfolio of lab service offerings.
Pursuant to the Merger Agreement, a newly formed, wholly owned subsidiary of Quanterix will merge with and into Akoya, with Akoya continuing as the surviving corporation and becoming a wholly owned subsidiary of Quanterix (the “Merger”). Upon completion of the Merger, each issued and outstanding share of common stock of Akoya will be converted into 0.318 of a share of our common stock. The closing of the Merger is subject to a number of conditions and obligations and we expect that, if approved, the Merger will close in the second quarter of 2025.
We and Akoya have also agreed to use our respective reasonable best efforts to cooperate in good faith to enter into one or more agreements pursuant to which we would provide Akoya with bridge financing. Any such financing would be in the form of subordinated convertible note(s) in an aggregate principal amount not to exceed $30.0 million, subject to Akoya having obtained any required consents and satisfied any other conditions under Akoya’s existing credit facility. As of the date of filing of this annual report, we are negotiating the potential terms of such financing.
Acquisition of Emission Inc.
On January 8, 2025, we acquired all of the issued and outstanding shares of capital stock of Emission (the “Emission Transaction”), a life sciences manufacturing company based in Georgetown, Texas, that produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads its proprietary beads. The transaction is part of our plans to secure the use of Emission’s highly controlled beads in our next generation platforms and expansion into a new multi-plex segment targeting third-party original equipment manufacturer customers. Under the Emission Transaction, we made an upfront payment of $10.0 million, with an additional $10.0 million payable upon completion of certain technical milestones. Additionally, the shareholders of Emission (collectively, the “Emission Shareholders”) may receive up to an additional $50.0 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones.
In connection with the closing of the Emission Transaction, the parties entered into a call option agreement (the “Option Agreement”), in which the Emission Shareholders have the right to repurchase all of the outstanding capital stock of Emission for $10.0 million after five years if Emission’s revenues do not exceed $5.0 million in any one year during such five-year period. If the Emission Shareholders exercise the right to repurchase Emission under the Option Agreement and consummate the repurchase, we will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize our products.
LucentAD Tests
In October 2024, we launched LucentAD Complete, a confirmatory blood biomarker test capable of providing results equivalent to FDA-cleared CSF biomarkers. This test combines p-Tau 217, Amyloid beta 42, Amyloid beta 40, GFAP, and NfL biomarkers, which are recognized by the Alzheimer’s Association as core biomarkers of amyloid and tau, or biomarkers of non-specific processes involved in Alzheimer’s disease pathophysiology. The LucentAD Complete test is intended for patients being evaluated for Alzheimer’s disease. The results from the LucentAD Complete test can aid in the earlier diagnosis of Alzheimer’s disease, as well as the development of personalized treatment plans.
Additionally, our LucentAD Complete and our LucentAD p-Tau 217 blood tests were granted Breakthrough Device designation by the FDA in January 2025 and March 2024, respectively. This designation is granted to products that have the potential to offer more effective diagnosis of life-threatening diseases with an unmet medical need. Proposed indications for these blood tests include use of the test results in patients presenting with cognitive impairment who are being evaluated for Alzheimer’s disease risk to aid in diagnostic evaluation. These tests are not intended as a stand-alone diagnostic test and test results will be interpreted in conjunction with other diagnostic tools to establish a final clinical diagnosis. These tests have not been otherwise cleared or approved by the FDA and Breakthrough Device designation does not guarantee that the FDA review and approval process will be shortened or that an application will be approved.
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
Product Revenue
Our product revenues are generated from sales of (1) instruments and (2) consumables and related revenues. Our products are sold directly to customers and are also sold through distributors in EMEA and Asia Pacific regions.
Instrument revenues consist of sales of our instruments (HD-X, SR-X, and SP-X). We currently sell our products for RUO applications directly to customers or through distributors. Customers' purchase processes for certain of our instruments can be long and as a result, instrument revenue can vary from period-to-period and can be concentrated to a small number of customers in any given period. Instruments sold directly to customers include an initial year service-type warranty, which is recorded in services and other revenue on the Consolidated Statements of Operations. Instruments sold to distributors include a license to import and resell the instruments and an initial year assurance-type warranty. Costs related to assurance-type warranties are recorded in cost of product revenue on the Consolidated Statements of Operations. Instrument sales may also be bundled with assays and other consumables, training, installation, and/or an extended service warranty.
We expect softness in instrument sales to continue in 2025 as a result of what we believe is a constrained capital funding environment. We believe instrument sales will recover with an improvement in the capital funding environment , and further believe the introduction of our Simoa ONE instrument, which is expected to launch by the end of 2025, will help grow instrument sales in future years.
Consumable and other revenues consist of sales of assays fully developed by us, including all antibodies and supplies required to run the assays, or with “homebrew” assay kits where we supply some of the components required for testing, and the customer supplies the remaining required elements. Consumable and other revenues also consist of replacement parts, reagents, and antibodies.
Service and Other Revenue
Service revenues consist of fixed fee contract research services through our Accelerator Laboratory, initial service-type warranties, extended service warranty contracts, repair services, and other services such as training.
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
Cost of Goods Sold and Services
Cost of Product Revenue
Cost of product revenue consists of manufacturing and assembly costs for instruments, related reagents, other consumables, contract manufacturer costs, personnel costs, royalties, overhead, and other direct costs related to product sales. Raw material part costs include inbound shipping and handling costs associated with purchased goods. Cost of product revenue also includes royalty fees due to third parties from revenue generated by collaboration or license deals.
Cost of Service and Other Revenue
Cost of services and other revenue consists of direct costs associated with operating our Accelerator Laboratory on behalf of customers, including raw materials, personnel costs, royalties, allocated overhead and other related costs. Additional costs include costs related to warranty services and other costs of servicing equipment at customer sites.
Research and Development Expense
Research and development expense consists of personnel costs, research supplies, third-party development costs for new products, materials for prototypes, quality assurance, and allocated overhead costs that include facility and other related costs. We have made substantial investments in research and development since our inception and plan to continue to make substantial investments in the future. Our research and development efforts have focused primarily on supporting development and commercialization of new and existing products and improved product quality. We believe that our continued investment in research and development is essential to our long-term competitive position. We expect research and development expense to continue to increase due to continued investment in new instruments, including Simoa ONE, and assay development.
Selling, General and Administrative Expense
Selling, general and administrative expense consists of personnel costs for our sales and marketing, finance, legal, human resources, and general management teams, shipping and handling for product sales, acquisition related costs, other general and administrative costs, as well as professional services costs, such as marketing, advertising, legal and accounting services, and allocated overhead costs that include facility and other related costs. We expect to increase the size of our selling, general and administrative functions to support the growth in our business and newly launched Lucent Diagnostics. However, selling, general and administrative expenses in total are not expected to increase at the same rate in future periods as total revenue or research and development expenses.
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
Other Lease Costs
Other lease costs consist of amortization of operating lease right-of-use assets and other facility operating expenses from leased facilities we are not using as a result of the restructuring and strategic realignment plan (the "Restructuring Plan") in August 2022.
Impairment and Restructuring
Impairment and restructuring expense primarily consists of charges recorded as a result of the Restructuring Plan and the corresponding impairment of our goodwill, long-lived assets (including operating lease right-of-use assets, property and equipment) and intangibles, which were determined to have carrying values exceeding their fair values.

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
Comparison of Results of Operations for Years Ended December 31, 2024 and 2023:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Year Ended December 31,				Increase (Decrease)
	2024	% of revenue	2023	% of revenue	Amount	%
Revenues:
Product revenue	$79,740	58%	$79,670	65%	$70	—%
Service and other revenue	51,244	37%	40,089	33%	11,155	28%
Collaboration and license revenue	4,452	3%	1,380	1%	3,072	223%
Grant revenue	1,985	1%	1,229	1%	756	62%
Total revenues	137,421	100%	122,368	100%	15,053	12%
Costs of goods sold and services:
Cost of product revenue	33,304	24%	29,103	24%	4,201	14%
Cost of service and other revenue	21,013	15%	19,041	16%	1,972	10%
Total costs of goods sold and services	54,317	39%	48,144	39%	6,173	13%
Gross profit	83,104	60%	74,224	61%	8,880	12%
Operating expenses:
Research and development	31,082	23%	26,064	21%	5,018	19%
Selling, general and administrative	101,618	74%	89,111	73%	12,507	14%
Other lease costs	3,020	2%	3,712	3%	(692)	(19)%
Impairment and restructuring	—	—%	1,328	1%	(1,328)	(100)%
Total operating expenses	135,720	99%	120,215	98%	15,505	13%
Loss from operations	(52,616)	(39)%	(45,991)	(37)%	(6,625)	14%
Interest income	14,655	11%	15,839	13%	(1,184)	(7)%
Other income (expense)	(136)	—%	2,517	2%	(2,653)	(105)%
Loss before income taxes	(38,097)	(28)%	(27,635)	(22)%	(10,462)	38%
Income tax expense	(434)	—%	(719)	(1)%	285	(40)%
Net loss	$(38,531)	(28)%	$(28,354)	(23)%	$(10,177)	36%

Revenues
Total revenues increased $15.1 million, or 12%, to $137.4 million for the year ended December 31, 2024, compared to $122.4 million for the year ended December 31, 2023.
Product revenue of $79.7 million for the year ended December 31, 2024 consisted of instrument sales of $10.5 million and sales of consumables and other products of $69.3 million. This represented an increase of $0.1 million, or less than 1%, compared to product revenue of $79.7 million for the year ended December 31, 2023. The increase in product revenue was primarily due to a $5.3 million increase in sales of consumables and higher selling prices and was mostly offset by a $5.3 million decrease in instrument sales due to reduced demand.
Service revenue was $51.2 million for the year ended December 31, 2024, compared to $40.1 million for the year ended December 31, 2023, an increase of $11.2 million, or 28%. This increase was primarily due to a $10.2 million increase in Accelerator Laboratory revenue driven by higher volumes of sample testing and assay development services, as well as higher selling prices.
Collaboration and license revenue was $4.5 million for the year ended December 31, 2024, compared to $1.4 million for the year ended December 31, 2023, an increase of $3.1 million, or 223%. The increase was primarily due to LDT and other diagnostic related license revenues.
Grant revenue was $2.0 million for the year ended December 31, 2024, compared to $1.2 million for the year ended December 31, 2023, a increase of $0.8 million, or 62%. The increase was primarily due to completion of milestones under certain grants.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $6.2 million, or 13%, to $54.3 million for the year ended December 31, 2024 compared to $48.1 million for the year ended December 31, 2023.
Cost of product revenue increased $4.2 million, or 14%, to $33.3 million for the year ended December 31, 2024, compared to $29.1 million for the year ended December 31, 2023. The increase was primarily due to lower production volume and output, which led to decreased labor and overhead capitalization, increased costs due to the introduction of new assays, and increased compensation and benefits costs related to increased headcount. These increases were partially offset by improvement in inventory management and manufacturing processes and lower instrument sales.
Cost of service and other revenue increased $2.0 million, or 10%, to $21.0 million for the year ended December 31, 2024, compared to $19.0 million for the year ended December 31, 2023. This increase was primarily due to an increase in department costs, including compensation and benefits costs related to increased headcount and lab supplies, as a result of increased demand for Accelerator Laboratory services. Although service and other revenue increased by 28% during the same period, these costs did not increase at the same rate compared to the prior year due to larger project sizes and improved efficiency delivering Accelerator Laboratory services.
Research and Development
Research and development expense increased $5.0 million, or 19%, to $31.1 million for the year ended December 31, 2024, compared to $26.1 million for the year ended December 31, 2023. This increase was primarily due to a $3.2 million increase related to headcount, consisting of $2.9 million in compensation and benefit costs and $0.4 million in stock-based compensation expense, and a $1.7 million increase in costs of outside services and research lab supplies and equipment to enable product development. These increases were partially offset by a $0.4 million decrease from the disposal of certain assets in 2023, which did not repeat in 2024.

Selling, General and Administrative
Selling, general and administrative expense increased $12.5 million, or 14% to $101.6 million for the year ended December 31, 2024, compared to $89.1 million for the year ended December 31, 2023. The increase was primarily due to (1) a $7.1 million increase related to headcount, consisting of $4.7 million in compensation and benefit costs and $2.4 million in stock-based compensation expense, (2) a $3.7 million increase in professional services and consulting fees related to our efforts to remediate the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K (as amended by Amendment No.1 to such report on Form 10-K/A) for the year ended December 31, 2023, the restatement of our financial statements completed on December 23, 2024, and due diligence and other acquisition costs related to the Emission and Akoya transactions, (3) a $0.7 million increase in marketing expense for promotion and branding, (4) a $0.6 million increase in software and information technology expenses, and (5) a $0.4 million increase in travel and related expenses. Included within selling, general and administrative expense are $8.1 million and $7.2 million of shipping and handling costs for product sales for the years ended December 31, 2024 and 2023, respectively.
Other Lease Costs
Other lease costs decreased $0.7 million, or 19%, to $3.0 million for the year ended December 31, 2024, compared to $3.7 million for the year ended December 31, 2023. In the fourth quarter of 2024, we began using one of the leased facilities that we did not occupy as a result of the Restructuring Plan. Accordingly, as of the fourth quarter of 2024, the amortization of the operating lease right-of-use asset and related leased facility operating expenses at this facility are no longer recorded in other lease costs.
Impairment and Restructuring
We did not incur any impairment and restructuring costs for the year ended December 31, 2024, compared to $1.3 million for the year ended December 31, 2023. During 2023, we incurred long-lived asset impairment charges associated with leased facilities we were not using.
Interest Income
Interest income decreased by $1.2 million, or 7% to $14.7 million for the year ended December 31, 2024, compared to $15.8 million for the year ended December 31, 2023. This decrease was primarily due to lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Other Income (Expense), Net
Other income (expense) was less than $0.1 million of expense for the year ended December 31, 2024, compared to $2.5 million of income for the year ended December 31, 2023. The decrease was primarily due to recognizing a $2.4 million receivable under the Employee Retention Credit established by the Coronavirus Aid, Relief, and Economic Security Act in the third quarter of 2023.
Income Tax Expense
Income tax expense was $0.4 million for the year ended December 31, 2024, as compared to $0.7 million for the year ended December 31, 2023. The change was primarily due to the decrease in the tax expense recorded on the operating results of our foreign subsidiaries.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of December 31, 2024, we had cash and cash equivalents of $56.7 million and $232.4 million of available for sale marketable securities. Historically we have financed our operations through funds generated from sales of our products and services, equity offerings, and borrowings from credit facilities.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Annual Report on Form 10-K.

Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, and general corporate expenses. Our future capital requirements will depend on many factors, including, but not limited to, our pace of growth, expansion, or introduction of new instruments, assays, and services, including Lucent Diagnostics and Simoa ONE, and advancing access to our diagnostic tests, market acceptance of our products and services, regulatory requirements, regulatory approval of our products or services, and the effects of competition, technological developments, and broader market and economic trends. Our future capital needs will also depend on the level of our merger and acquisition activity, including purchase price payments, earnout obligations, and acquisition and integration costs. Further, we may need additional liquidity as a result of changes in our operations and strategic plan as a result of future acquisitions, investments, or similar transactions.
On January 8, 2025, we completed the acquisition of Emission for an upfront payment of $10.0 million, with an additional $10.0 million payable upon completion of certain technical milestones, and an additional $50.0 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones. On January 9, 2025, we announced our plan to merge with Akoya in an all stock transaction. Under the terms of the Merger Agreement with Akoya, we and Akoya have also agreed to use our respective reasonable best efforts to cooperate in good faith to enter into one or more agreements pursuant to which we would provide Akoya with up to $30.0 million of bridge financing prior to closing of the Merger. As of the date of filing this annual report, we are negotiating the potential terms of such financing. We regularly assess other potential acquisitions and may need capital to pursue acquisitions of complementary businesses, services, and technologies.
To the extent our existing cash, cash equivalents, and marketable securities are insufficient to fund future activities or requirements to continue operating our business, we may need to raise additional capital. If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity, debt offerings, or other financings.
If needed, we cannot guarantee that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities or issue equity in connection with a merger or acquisition, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, if needed, we may have to delay development or commercialization of our products and services. We also may have to reduce marketing, customer support or other resources devoted to our products, or cease operations.
If the conditions for raising capital are favorable, we may seek to finance future cash needs through public or private equity, debt offerings, or other financings.
Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(35,164)	$(18,849)
Net cash used in investing activities	(82,265)	(148,454)
Net cash provided by financing activities	456	2,691
Net decrease in cash, cash equivalents, and restricted cash	$(116,973)	$(164,612)
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

Net cash used in operating activities was $35.2 million and $18.8 million for the years ended December 31, 2024 and 2023, respectively. The $16.3 million increase in net cash used in operating activities was primarily driven by an overall increase in our net loss, adjusted for non-cash items, consisting of product development, increases in headcount primarily across product delivery, research and development, and sales functions, and lower production volume and output which led to decreased labor and overhead capitalization. The increase was partially offset by changes in working capital items, primarily an increase in accounts receivable from revenue growth through the fourth quarter of 2024 and an increase in inventory as a result of manufacturing new assays and purchasing materials for additional new assays in 2025.
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
Net cash used in investing activities was $82.3 million during the year ended December 31, 2024, which consisted of the purchase of $295.6 million of marketable securities, proceeds from the maturities of marketable securities of $216.7 million, and $3.4 million of purchases of property and equipment.
Net cash used in investing activities was $148.5 million during the year ended December 31, 2023, which consisted of the purchase of $175.6 million of marketable securities, proceeds from the maturities of marketable securities of $31.0 million, and $3.8 million of purchases of property and equipment.
Net Cash Provided by Financing Activities
Financing activities provided $0.5 million and $2.7 million of cash during each of the years ended December 31, 2024 and 2023, respectively, from sales of our common stock under our employee stock purchase plan and from the exercise of options under our equity incentive plan.
Future Cash Obligations
In addition to the future cash obligations described below, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Refer to Note 15 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for a summary of our purchase commitments and other obligations as of December 31, 2024.
Acquisitions
See the sections titled “Recent Business Developments” and “Liquidity and Capital Resources” within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on the acquisition of Emission and the proposed Merger with Akoya.
Operating Leases
We lease office, laboratory, and manufacturing space for our employees and operations, as well as office equipment, under non-cancellable operating lease agreements (refer to Note 14 - Leases in the Notes to Consolidated Financial Statements). The remaining duration of non-cancellable operating leases ranges from four months to seven years. Remaining lease payments within one year, within two to three years, within four to five years, and greater than five years from December 31, 2024 are $7.3 million, $15.1 million, $16.1 million, and $7.6 million, respectively.
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
Our significant accounting policies are described in Note 2 - Significant Accounting Policies in the Notes to Consolidated Financial Statements. We believe that the assumptions and estimates in the following critical accounting policies involve a greater degree of judgment and complexity and accordingly are the most critical to understanding and evaluating the potential impact to our Consolidated Financial Statements.
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
We determine the transaction price based on the amount of consideration we expect to be entitled to, which is generally equal to our contract amounts. In some cases, our contracts contain variable consideration which primarily relates to (1) sales and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (2) contracts with minimum purchase commitments. For sales and usage-based royalties, ASC 606 provides an exception to estimating variable consideration. Under this exception, we recognize revenues from sales or usage-based royalty revenue at the later of when the sales or usage occurs or the satisfaction (or partial satisfaction) of the performance obligation to which the royalty has been allocated. All other variable amounts are constrained to the minimum guaranteed contract amount so that a reversal of cumulative revenue does not occur in future periods. Once there is no longer uncertainty over a variable amount, any incremental fees we are entitled to are allocated to the related performance obligations.
Our contracts may include either a single promise (referred to as a performance obligation) to transfer a product or service, or a combination of multiple promises to transfer products or services. We evaluate the existence of multiple promises within our contracts by using judgment to determine if (1) the customer can benefit from each contractual promise on its own or together with readily available resources and (2) the transfer of each contractual promise is separately identifiable from other promises in a contract. When both criteria are met, each promise is accounted for as a separate performance obligation.
Sales of instruments directly to customers include installation and an initial year service-type warranty (which guarantees that our instruments are free from material defects in workmanship and materials, excluding normal wear and tear, and maintenance services). We have determined that the instrument and installation are a combined performance obligation. The service-type warranty is considered a separate performance obligation since a customer could benefit from it independently with readily available resources and is capable of being sold on its own.
Sales of instruments to distributors include a license to import and resell the instruments and an initial year of assurance-type warranty (which guarantees that the products conform to our published specifications). We have determined that the instrument and distributor license are a combined performance obligation since the distributor only benefits from the combination of the instrument and ability to resell it. The assurance-type warranty does not create a separate performance obligation under ASC 606. Under ASC Topic 460 – Guarantees, we establish an accrual for estimated assurance-type warranty expense, which is recorded in cost of product revenue on the Consolidated Statements of Operations.
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
For contracts that contain multiple performance obligations, the transaction price is allocated among the performance obligations on a relative basis according to their standalone selling prices (“SSP”). Determining the SSP for performance obligations requires judgment. We determine SSP based on factors including prices charged to customers in observable transactions, internal pricing objectives and list prices, pricing of similar products, expected costs to manufacture our products, and estimated margins. We have more than one range of standalone selling price for certain products and services based on the geographic location of the customer and sales channel.
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
Collaboration and license revenues are recognized at the point in time the license performance obligation is delivered as the customer has the right to use the intellectual property when it is received. Royalty revenues that are sales or usage-based are recognized at the later of when the sales or usage occurs or the satisfaction (or partial satisfaction) of the performance obligation to which the royalty has been allocated.
Inventory Reserves
Inventory is stated at the lower of cost or net realizable value on a first-in, first-out (“FIFO”) basis and includes the cost of materials, labor, and manufacturing overhead. We analyze our inventory levels on each reporting date for slow-moving, excess, and obsolete inventory, and inventory expected to expire prior to being used. Our analysis requires judgment and is based on factors including, but not limited to, our recent historical activity, anticipated or forecasted demand for our products (developed through our planning and sales and marketing inputs), scientific data supporting the estimated life of materials that expire, and market conditions. If we identify adverse conditions exist, such as unfavorable changes in estimated customer demand, the lives of materials that expire, or actual market conditions that may differ from management projections, the carrying value of the inventory is reduced to its estimated net realizable value by providing estimated reserves for excess or obsolete inventory.
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

Non-GAAP Financial Measures
To supplement our financial statements presented on a U.S. GAAP basis, we present the following non-GAAP financial measures: adjusted gross profit, adjusted gross margin, adjusted total operating expenses, and adjusted loss from operations. These non-GAAP financial measures are calculated by including shipping and handling costs for product sales within cost of product revenue instead of within selling, general and administrative expenses. We use these non-GAAP measures to evaluate our operating performance in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business and our competitors. We believe that presentation of these non-GAAP measures provides useful information to investors in assessing our operating performance within our industry and to allow comparability to the presentation of other companies in our industry where shipping and handling costs are included in cost of goods sold for products. The non-GAAP financial information presented here should be considered in conjunction with, and not as a substitute for, the financial information presented in accordance with U.S. GAAP.
Set forth below is a reconciliation of adjusted gross profit, adjusted gross margin, adjusted total operating expenses, and adjusted loss from operations from their most directly comparable GAAP financial measures:
Reconciliation of Gross Profit, Gross Margin, Total Operating Expenses and Loss from Operations to
Non-GAAP Financial Measures
(Unaudited, amounts in thousands except percentages)

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2024	2023	2024	2023
Gross profit	$22,169	$19,406	$83,104	$74,224
Shipping and handling costs	(1,885)	(2,142)	(8,113)	(8,146)
Adjusted gross profit (non-GAAP)	$20,284	$17,264	$74,991	$66,078

Total revenues	$35,161	$31,549	$137,421	$122,368
Gross margin (gross profit as % of total revenues)	63.0%	61.5%	60.5%	60.7%
Adjusted gross margin (non-GAAP) (adjusted gross profit as % of total revenues)	57.7%	54.7%	54.6%	54.0%

Total operating expenses	$36,938	$33,023	$135,720	$120,215
Shipping and handling costs	(1,885)	(2,142)	(8,113)	(8,146)
Adjusted total operating expenses (non-GAAP)	$35,053	$30,881	$127,607	$112,069

Loss from operations	$(14,769)	$(13,617)	$(52,616)	$(45,991)
Adjusted loss from operations (non-GAAP)	$(14,769)	$(13,617)	$(52,616)	$(45,991)
Recent Accounting Pronouncements
Refer to Note 2 - Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and interest rates affecting the return on our cash, cash equivalents, and marketable securities.

Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to foreign exchange rate fluctuations. For both years ended December 31, 2024 and 2023, approximately 37% and 38%, respectively, of our total revenue was generated from customers located outside of the United States. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Canada, Europe, Japan, and China. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign exchange rates in Canadian dollars, Euros, British pounds, Swedish krona, Japanese yen, Chinese yuan, and other foreign currencies. Fluctuations in exchange rates could harm our business in the future. As of December 31, 2024, the effect of a hypothetical 10% adverse change in exchange rates on foreign denominated cash and payables would not have been material and a similar adverse change on foreign denominated receivables would decrease potential cash inflows by $1.1 million.
To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Risk
We had cash and cash equivalents of $56.7 million and marketable securities of $232.4 million as of December 31, 2024. All cash, cash equivalents, and marketable securities are held at large commercial banks. Marketable securities consisted entirely of highly rated debt securities including commercial paper, U.S. Treasuries, corporate notes and bonds, U.S. Government agency bonds, certificates of deposit, and similar types of debt securities. Due to the short-term nature and investment grade quality of these investments, we do not believe we have material exposure to changes in interest rates. Additionally, if needed, we have the ability to hold our marketable securities until maturity (without giving effect to any future acquisitions or mergers) and we do not hold or issue financial instruments for trading purposes. Therefore, we do not expect our operating results or cash flows to be affected materially by a sudden change in market interest rates.
Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by a hypothetical 10% during the year ended December 31, 2024, our interest income would have decreased by approximately $1.4 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be filed pursuant to Item 8 are included in this Annual Report on Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2024, due to the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting.
Management’s Report on Internal Control over Financial Reporting
Introduction
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
Previously Identified Material Weaknesses
In the section titled “Part II, Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 6, 2023, we identified four material weaknesses in our internal control over financial reporting relating to the operating effectiveness of our internal controls associated with: (i) the accounting for inventory, including excess and obsolescence reserves (the “Inventory MW”), (ii) the accounting for salaries and commissions expense (the “Compensation MW”), (iii) the financial statement close process, including financial reporting, share-based compensation and non-recurring transactions such as impairment of assets and accounting for leases (the “Financial Statement Close Process MW”), and (iv) the accounting for property and equipment, net (the “Property and Equipment MW”).
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the SEC on February 29, 2024 (the “2023 Original Report”), our management concluded that the Financial Statement Close Process MW and Compensation MW were remediated as of December 31, 2023. Our management also concluded that control deficiencies for to a portion of the Inventory MW related to the valuation of our inventory, including excess and obsolescence reserves, (“the Inventory Valuation MW”) and the Property and Equipment MW continued to constitute material weaknesses in our internal control over financial reporting.
Subsequent to the filing of the 2023 Original Report, in the section titled “Part II, Item 9A. Controls and Procedures” of Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2023, as filed with the SEC on December 26, 2024 (the “Amended Annual Report on Form 10-K/A”), our management concluded that the restatement of our previously issued financial statements in the Amended Annual Report on Form 10-K/A was a result of a newly identified design deficiency associated with the Inventory Valuation MW, related to the Company's internal controls over the capitalization of labor and overhead costs.

Remediation of Previously Identified Material Weaknesses
During 2024, we took a number of actions designed to improve our internal control over financial reporting and in furtherance of remediating the Inventory Valuation MW and Property and Equipment MW. We incurred expenses of approximately $5.7 million to remediate these material weaknesses. Based on our efforts and after demonstrating the operating effectiveness of the related internal controls for a sufficient period of time, management has concluded that the Property and Equipment MW was remediated as of December 31, 2024.
Evaluation of Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financing reporting was not effective at the reasonable assurance level as of December 31, 2024 due to the material weaknesses described below:
•Management concluded the Inventory Valuation MW continued to exist in light of the restatement of our previously issued financial statements included in our Amended Annual Report on Form 10-K/A, and the lack of time available to implement remediation efforts covering both the design and operating effectiveness over the identified control deficiencies.
•Management identified a material weakness in the operating effectiveness of our internal controls associated with the accounting for Accelerator Laboratory revenue, a component of our service and other revenue (the “Accelerator Revenue MW”). The primary cause of the Accelerator Revenue MW was our reliance on manual controls and processes, including insufficient documentation of reviews of the information used to record Accelerator Laboratory revenue.
Nevertheless, based on a number of factors, including the performance of additional procedures by our management designed to ensure the reliability of our financial reporting, we believe that the Consolidated Financial Statements and Notes to Consolidated Financial Statements in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
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
Remediation Efforts
Our management, with oversight from the Audit Committee of our Board of Directors, is taking steps to remediate the control deficiencies that resulted in the Inventory Valuation MW and the Accelerator Revenue MW described above by implementing changes to our internal control over financial reporting. Our remediation activities undertaken to date and additional planned actions include, but are not limited to, the efforts summarized below:
•we have hired a Vice President, SOX Transformation and have begun hiring an internal SOX Transformation team to:
◦oversee the remediation of our material weaknesses and drive further improvements across our internal controls;
◦continue evaluating and designing effective and scalable internal controls and to strengthen the documentation of our existing controls;
◦establish new internal controls evaluating the accounting for inventory and enhance inventory valuation review procedures;

◦enhance and expand our existing revenue recognition control procedures and attributes to sufficiently document our assessment of, and reviews over, information used to record Accelerator Laboratory revenue;
◦provide trainings on a regular basis related to internal control over financial reporting for all control owners; and
◦identify opportunities to enhance our use of our systems through automating certain controls and processes.
•we have engaged accounting advisory consultants to implement new software solutions to automate key manual inventory valuation processes and outputs;
•we have implemented a new analysis of labor and overhead cost capitalization, including related controls;
•we continue to implement additional compensating controls and will continue to do so throughout the remainder of fiscal year 2025;
•we continue to execute controls that we worked to improve during fiscal year 2024 that did not have a sufficient period of time to demonstrate operating effectiveness as of December 31, 2024;
•we continue to evaluate, enhance, and add personnel in the finance organization with a focus on the requisite experience in the areas of accounting, SEC financial reporting, and internal control compliance; and
•we continue to supplement our team with accounting consultants to provide additional depth and breadth in our period end closes, financial reporting capabilities, and internal controls compliance until we have filled key additions or vacancies on our team with qualified personnel for a sufficient period of overlap to ensure successful transition of responsibilities.
We expect to continue our efforts to remediate the Inventory Valuation MW and Accelerator Revenue MW through fiscal year 2025. We believe that the implementation of the above steps will allow us to address the deficient controls within our internal control environment, which will facilitate the remediation of the Inventory Valuation MW and Accelerator Revenue MW. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address control deficiencies and we may modify certain of the remediation measures described above. Following our design and implementation of our remediation efforts, we will need to demonstrate their operating effectiveness. We will not be able to consider the Inventory Valuation MW or the Accelerator Revenue MW remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that our controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the changes outlined related to the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Quanterix Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Quanterix Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Quanterix Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the valuation of inventory, including excess and obsolescence reserves and the capitalization of labor and overhead costs, and the accounting for Accelerator Laboratory revenue.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025 which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 17, 2025

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, (PCAOB ID 42).
The other information required by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024 and is incorporated into this Annual Report on Form 10-K by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
The Consolidated Financial Statements are included beginning on page F-1 attached hereto and are filed as part of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
(3)Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1@	Share Purchase Agreement, dated December 16, 2024, by and among Quanterix Corporation, Emission Inc., the Shareholders of Emission Inc. and the Shareholder Representative		8-K	12/17/2024	001-38319

2.2#	Agreement and Plan of Merger, dated January 9, 2025, by and among the Registrant, Wellfleet Merger Sub, Inc., and Akoya Biosciences, Inc.		8-K	1/10/2025	001-38319

3.1	Amended and Restated Certificate of Incorporation		8-K	12/15/2017	001-38319

3.2	Restated Bylaws		10-Q	8/8/2023	001-38319

4.1	Description of Securities		10-K	3/13/2020	001-38319

4.2	Form of Common Stock Certificate		S-1	11/9/2017	333-221475

10.1.1+	2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.1.2+	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.1.3+	Form of Non-qualified Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.1.4+	Form of Restricted Stock Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.2.1+	2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.2.2+	Form of Stock Option Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

10.2.3+	Form of Restricted Stock Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

10.2.4+	Form of Restricted Stock Unit Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		10-K	2/29/2024	001-30319

10.3.1+	Employment Agreement, dated August 3, 2023, between the Registrant and Vandana Sriram		8-K	8/9/2023	001-38319

10.3.2+	Amendment, effective as of April 11, 2024, to the Employment Agreement, dated August 3, 2023, between the Registrant and Vandana Sriram		8-K	4/12/2024	001-38319

10.4.1+	Amended and Restated Employment Agreement, dated April 25, 2022, between the Registrant and Dr. Masoud Toloue		8-K	4/29/2022	001-38319

10.4.2+	Amendment, dated April 9, 2024, to the Amended and Restated Employment Agreement, dated April 25, 2022, between the Registrant and Dr. Masoud Toloue		8-K	4/12/2024	001-38319

10.5.1*	Exclusive License Agreement, dated June 18, 2007, between the Registrant and Tufts University, as amended on April 29, 2013		S-1	11/9/2017	333-221475

10.5.2*	Second Amendment, dated August 22, 2017, to the Exclusive License Agreement between the Registrant and Tufts University		S-1	11/9/2017	333-221475

10.5.3@	Third Amendment, dated September 25, 2020, to the Exclusive License Agreement between the Registrant and Tufts University		10-Q	11/6/2020	001-38319

10.6.1*	Supply and Manufacturing Agreement, dated September 14, 2011, between the Registrant and STRATEC Biomedical AG		S-1	11/9/2017	333-221475

10.6.2	First Amendment to Supply and Manufacturing Agreement, dated October 17, 2013, between the Registrant and STRATEC Biomedical AG		S-1	11/9/2017	333-221475

10.7.1*	STRATEC Development Services and Equity Participation Agreement, dated August 15, 2011, between the Registrant and STRATEC Biomedical Systems AG		S-1	11/9/2017	333-221475

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.7.2*
First Amendment to STRATEC Development Services and Equity Participation Agreement and Second Amendment to Supply and Manufacturing Agreement, dated November 18, 2016, between the Registrant and STRATEC Biomedical AG
			S-1	11/9/2017	333-221475

10.8*	Manufacturing Services Agreement, dated November 23, 2016, between the Registrant and Paramit Corporation		S-1	11/9/2017	333-221475

10.9+	Form of Indemnification Agreement		S-1/A	11/27/2017	333-221475

10.10	Lease Agreement by and between SSI 900 Middlesex MA LP and the Registrant, dated October 2, 2018		8-K	10/5/2018	001-38319

10.11	Lease Agreement by and between the Registrant and XChange Owner LLC, dated January 28, 2022		8-K	1/31/2022	001-38319

10.12+	Amended and Restated Non-Employee Director Compensation Policy	X

10.13#	Voting and Support Agreement, dated January 9, 2025, by and among the Registrant and certain stockholders of Akoya Biosciences, Inc. named therein.		8-K	1/10/2025	001-38319

19.1	Quanterix Insider Trading Policy	X

21.1	Subsidiaries of Registrant		S-4	2/14/2025	333-284932

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Policy relating to recovery of erroneously awarded compensation		10-K	2/29/2024	001-38319

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________

+	Management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions have been filed separately with the SEC.

@	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

#
Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QUANTERIX CORPORATION

Date: March 17, 2025	By:	/s/ MASOUD TOLOUE, PH.D.
Masoud Toloue, Ph. D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MASOUD TOLOUE, PH.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2025
Masoud Toloue, Ph.D.

/s/ VANDANA SRIRAM	Chief Financial Officer	March 17, 2025
Vandana Sriram	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARTIN D. MADAUS, PH.D.	Chairman	March 17, 2025
Martin D. Madaus, Ph.D.

/s/ WILLIAM DONNELLY	Director	March 17, 2025
William Donnelly

/s/ JEFFREY T. ELLIOTT	Director	March 17, 2025
Jeffrey T. Elliott

/s/ KAREN A. FLYNN	Director	March 17, 2025
Karen A. Flynn

/s/ SARAH E. HLAVINKA	Director	March 17, 2025
Sarah E. Hlavinka

/s/ IVANA MAGOVČEVIĆ-LIEBISCH, PH.D., J.D.	Director	March 17, 2025
Ivana Magovčević-Liebisch, Ph.D., J.D.

/s/ PAUL M. MEISTER	Director	March 17, 2025
Paul M. Meister

/s/ DAVID R. WALT, PH.D.		March 17, 2025
David R. Walt, Ph.D.	Director

QUANTERIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Quanterix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quanterix Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2025 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Excess and Obsolete Inventory
Description of the Matter
As of December 31, 2024, the Company had recognized inventory of $32.8 million. As discussed in Note 2 to the consolidated financial statements, the Company analyzes its inventory levels at each reporting date to identify slow moving, excess or obsolete inventory and inventory expected to expire prior to being sold. In the event that the Company identifies adverse conditions, the carrying value of the inventory is reduced to its estimated net realizable value.

Auditing the Company’s valuation of inventory involved judgement in evaluating management’s analysis and significant assumptions related to projections of future demand which is dependent on market factors.

How We Addressed the Matter in Our Audit
To audit the Company’s valuation of inventory, we performed audit procedures that included, among others, performing inquiries of management and testing the completeness and accuracy of the underlying data used supporting the Company’s estimate of future demand. To evaluate the Company’s estimate of future demand, we independently assessed the sensitivity and impact of reasonably possible changes in forecasted demand and the impact on the Company’s calculation of excess inventory. We evaluated inventory levels compared to forecasted demand, historical sales and specific product considerations. We performed inquiries with certain non-financial personnel, including supply chain employees, regarding obsolete or discontinued inventory items, expectations for demand relative to historical activity and expected expiration dates, as well as obtained supporting evidence to evaluate management's assertions regarding qualitative judgments about discontinued, slow moving and obsolete inventories. We also evaluated management's ability to accurately forecast demand by comparing actual inventory usage to management's prior estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Boston, Massachusetts
March 17, 2025

QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$56,709	$174,422
Marketable securities	232,413	146,902
Accounts receivable, net of allowance for expected credit losses	32,141	25,414
Inventory	32,775	26,123
Prepaid expenses and other current assets	9,556	9,234
Total current assets	363,594	382,095
Restricted cash	2,610	2,604
Property and equipment, net	17,150	17,926
Intangible assets, net	4,031	6,034
Operating lease right-of-use assets	16,339	18,251
Other non-current assets	2,809	1,657
Total assets	$406,533	$428,567
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,953	$5,048
Accrued compensation and benefits	12,620	14,170
Accrued expenses and other current liabilities	8,851	6,055
Deferred revenue	8,827	9,468
Operating lease liabilities	4,756	4,241
Total current liabilities	42,007	38,982
Deferred revenue, net of current portion	1,073	1,227
Operating lease liabilities, net of current portion	32,615	37,223
Other non-current liabilities	800	1,177
Total liabilities	76,495	78,609
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; issued and outstanding: 38,544 and 38,014 shares at December 31, 2024 and 2023, respectively	39	38
Additional paid-in capital	803,160	783,142
Accumulated other comprehensive loss	(3,080)	(1,672)
Accumulated deficit	(470,081)	(431,550)
Total stockholders’ equity	330,038	349,958
Total liabilities and stockholders’ equity	$406,533	$428,567
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product revenue	$79,740	$79,670	$69,808
Service and other revenue	51,244	40,089	34,495
Collaboration and license revenue	4,452	1,380	649
Grant revenue	1,985	1,229	570
Total revenues	137,421	122,368	105,522
Costs of goods sold and services:
Cost of product revenue	33,304	29,103	42,841
Cost of service and other revenue	21,013	19,041	17,318
Total costs of goods sold and services	54,317	48,144	60,159
Gross profit	83,104	74,224	45,363
Operating expenses:
Research and development	31,082	26,064	26,809
Selling, general and administrative	101,618	89,111	91,851
Other lease costs	3,020	3,712	1,411
Impairment and restructuring	—	1,328	29,556
Total operating expenses	135,720	120,215	149,627
Loss from operations	(52,616)	(45,991)	(104,264)
Interest income	14,655	15,839	5,131
Other income (expense), net	(136)	2,517	(277)
Loss before income taxes	(38,097)	(27,635)	(99,410)
Income tax expense	(434)	(719)	(164)
Net loss	$(38,531)	$(28,354)	$(99,574)

Net loss per common share, basic and diluted	$(1.00)	$(0.75)	$(2.69)

Weighted-average common shares outstanding, basic and diluted	38,367	37,594	36,991
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(38,531)	$(28,354)	$(99,574)
Other comprehensive loss, net of tax:
Unrealized gains (losses) on marketable securities	(219)	325	—
Foreign currency translation	(1,189)	541	(2,979)
Total other comprehensive income (loss)	(1,408)	866	(2,979)
Comprehensive loss	$(39,939)	$(27,488)	$(102,553)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	36,768	$37	$745,936	$441	$(303,622)	$442,792
Issuance of common stock under stock plans, including tax effects	512	—	2,310	—	—	2,310
Stock-based compensation expense	—	—	15,383	—	—	15,383
Foreign currency translation	—	—	—	(2,979)	—	(2,979)
Net loss	—	—	—	—	(99,574)	(99,574)
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	734	1	2,690	—	—	2,691
Stock-based compensation expense	—	—	16,823	—	—	16,823
Unrealized gains on marketable securities, net of tax	—	—	—	325	—	325
Foreign currency translation	—	—	—	541	—	541
Net loss	—	—	—	—	(28,354)	(28,354)
Balance at December 31, 2023	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, including tax effects	559	1	31	—	—	32
Stock-based compensation expense	—	—	19,987	—	—	19,987
Unrealized losses on marketable securities, net of tax	—	—	—	(219)	—	(219)
Foreign currency translation	—	—	—	(1,189)	—	(1,189)
Net loss	—	—	—	—	(38,531)	(38,531)
Balance at December 31, 2024	38,573	$39	$803,160	$(3,080)	$(470,081)	$330,038

The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(38,531)	$(28,354)	$(99,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,463	6,275	5,409
Credit losses (gains) on accounts receivable	588	336	(301)
Accretion of marketable securities	(6,833)	(1,964)	—
Operating lease right-of-use asset amortization	1,893	2,015	715
Stock-based compensation expense	19,987	16,823	15,383
Impairment	—	1,361	25,801
Other operating activity	55	(150)	(340)
Changes in assets and liabilities:
Accounts receivable	(7,704)	(6,695)	5,156
Inventory	(6,679)	(8,944)	7,243
Prepaid expenses and other current assets	(443)	(2,371)	(738)
Other non-current assets	(1,215)	(717)	(822)
Accounts payable	723	1,189	(5,287)
Accrued compensation and benefits, accrued expenses, and other current liabilities	1,398	4,410	(3,599)
Deferred revenue	(794)	635	2,599
Operating lease liabilities	(4,075)	(2,645)	(266)
Other non-current liabilities	3	(53)	10
Net cash used in operating activities	(35,164)	(18,849)	(48,611)
Cash flows from investing activities:
Purchases of marketable debt securities	(295,606)	(175,613)	—
Proceeds from maturities of marketable securities	216,709	31,000	—
Purchases of property and equipment	(3,368)	(3,841)	(11,614)
Proceeds from RADx grant on assets purchased	—	—	520
Net cash used in investing activities	(82,265)	(148,454)	(11,094)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	3,066	2,889	2,311
Payments for employee taxes withheld on stock-based compensation awards	(2,610)	(198)	—
Net cash provided by financing activities	456	2,691	2,311
Net decrease in cash, cash equivalents, and restricted cash	(116,973)	(164,612)	(57,394)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(734)	301	(538)
Cash, cash equivalents, and restricted cash at beginning of period	177,026	341,337	399,269
Cash, cash equivalents, and restricted cash at end of period	$59,319	$177,026	$341,337

Supplemental disclosure of cash flow information:
Cash paid for taxes	$875	$808	$684
Purchases of property and equipment in accounts payable and accruals	$1,230	$419	$152
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$—	$22,494
Non-cash consideration received under product sales agreement (Note 3, 6)	$—	$775	$—
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
The Company also provides contract research services for customers and Laboratory Developed Test (“LDT”) services through its Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified Accelerator Laboratory (the “Accelerator Laboratory”). The Accelerator Laboratory provides customers with access to Simoa technology and its Lucent Diagnostics clinical testing services and supports multiple projects and services, including sample testing, homebrew assay development, custom assay development, and blood-based biomarker testing.
Liquidity
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $470.1 million as of December 31, 2024. The Company incurred net losses of $38.5 million, $28.4 million, and $99.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company had cash and cash equivalents of $56.7 million and marketable securities of $232.4 million. The Company expects that its current cash, cash equivalents, and marketable securities will be sufficient to fund its operations for a period of at least one year from the date the Consolidated Financial Statements are issued.
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding annual financial reporting on Form 10-K.
The Company’s fiscal year is the twelve-month period from January 1 through December 31, and all references to “2024,” “2023,” and “2022,” refer to the fiscal year unless otherwise noted. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
Use of Estimates
The preparation of the Consolidated Financial Statements and Notes to Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during each fiscal year. Such estimates include, but are not limited to, revenue recognition, valuation of inventory, leases, and valuation and impairment of long-lived assets. The Company bases its estimates on historical experience, known trends, worldwide economic conditions, both general and specific to the life sciences industry, and other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Quanterix and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

The Company enters into relationships with, or has investments in, other entities that may be variable interest entities (“VIEs”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company assesses the terms of non-marketable equity investments to determine if any meet the definition of a “VIE” and require consolidation into its Consolidated Financial Statements. The Company’s analysis determines whether it has a controlling financial interest and also identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. Refer to Note 20 - Variable Interest Entities for further discussion.
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
Foreign currency transaction gains (losses) are included in other income (expense), net on the Consolidated Statements of Operations. Foreign exchange losses were $0.6 million, $0.2 million and $1.0 million during the years ended December 31, 2024, 2023. and 2022, respectively.
Revenue from Contracts with Customers
The Company generates the majority of its revenues from contracts with customers and accounts for them pursuant to ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”). Refer to the section titled “Grant Revenue” below for discussion the Company’s accounting policy for revenue generated from grant awards.
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
The Company’s contracts may include either a single promise (referred to as a performance obligation) to transfer a product or service, or a combination of multiple promises to transfer products or services. The Company evaluates the existence of multiple promises within its contracts by using judgment to determine if (1) the customer can benefit from each contractual promise on its own or together with readily available resources and (2) the transfer of each contractual promise is separately identifiable from other promises in a contract. When both criteria are met, each promise is accounted for as a separate performance obligation. Additionally, the Company has elected the practical expedient under ASC 606 to account for shipping and handling as an activity to fulfill a promise to transfer a product, and therefore does not evaluate whether shipping and handling activities are promised services to its customers.

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
The Company determines the transaction price of its contracts based on the amount of consideration it expects to be entitled to, which is generally equal to the contract amount. In some cases, contracts contain variable consideration which primarily relates to (1) sales and usage-based royalties related to the license of intellectual property in collaboration and license contracts and (2) contracts with minimum purchase commitments. For sales and usage-based royalties, ASC 606 provides an exception to estimating variable consideration. Under this exception, the Company recognizes revenues from sales or usage-based royalty revenue at the later of when the sales or usage occurs or the satisfaction (or partial satisfaction) of the performance obligation to which the royalty has been allocated. All other variable amounts are constrained to the minimum guaranteed contract amount so that a reversal of cumulative revenue does not occur in future periods. Once there is no longer uncertainty over a variable amount, any incremental fees the Company is entitled to are allocated to the related performance obligation(s).
For contracts that contain multiple performance obligations, the Company allocates the transaction price among the performance obligations on a relative basis according to their standalone selling prices (“SSP”). Determining the SSP for performance obligations requires judgment and is based on factors including prices charged to customers in observable transactions, internal pricing objectives and list prices, pricing of similar products, expected costs to manufacture the Company's products, and estimated margins. The Company has more than one range of standalone selling prices for certain products and services based on the geographic location of customers and sales channel.
Product Revenue
The Company’s product revenues are composed of instruments, assay kits, replacement parts, and other consumables such as reagents and antibodies. Products are sold directly to customers and are also sold through distributors in EMEA and Asia Pacific regions. Direct instrument sales include installation and an initial year service-type warranty. The Company has determined that the instrument and installation are a combined performance obligation as the customer cannot benefit from the instrument without the installation. The service-type warranty is considered a separate performance obligation since a customer could benefit from it independently with readily available resources and is capable of being sold on its own (with such warranty recorded in services and other revenue on the Consolidated Statements of Operations). Sales of instruments to distributors include a license to import and resell the instruments. The Company has determined these distributor licenses are part of a combined performance obligation with the instrument as the distributor only benefits from the combination of the instrument and ability to resell it.
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
Service Revenue
Service revenues are composed of contract research services, initial year of service-type warranties, extended services warranty contracts, repair services, and other services such as training. Contract research services are provided through the Company’s Accelerator Laboratory and generally consist of fixed fee contracts.
Revenues from contract research services are recognized at the point in time when the Company completes and delivers its research results on each individually completed study, or over time if the contractual provisions allow for the collection of transaction consideration for costs incurred plus a reasonable margin through the period of performance of the services. For contract research services recognized over time, the Company uses the output method based on the number of completed results. Revenues from warranties and service contracts are recognized ratably over the contract service period.

Collaboration and License Revenue
Collaboration and license revenues are composed of revenue associated with licensing the Company’s technology, intellectual property, and know-how associated with the Company's instruments to third parties and for related services. License arrangements consist of sales or usage-based fees and/or future royalties. Revenues are recognized at the point in time the license is delivered as the underlying license is considered functional intellectual property since the customer has the right to use it when it is received. Royalty revenues that are sales or usage-based are recognized at the later of when the sales or usage occurs and the satisfaction (or partial satisfaction) of the performance obligation to which the royalty has been allocated.
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
The Company’s expected loss allowance methodology is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers’ accounts receivable. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectible after collection efforts have been exhausted.
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
Deferred Revenue
The Company refers to contract liabilities as deferred revenue on the Consolidated Balance Sheets and consists of billings in excess of revenue recognized.
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

Warranties
For instruments sold directly to customers, the Company provides an initial year of service-type warranty and also sells extended warranty contracts for additional periods beyond the initial year. The service-type warranty guarantees that the Company's instruments are free from material defects in workmanship and materials, excluding normal wear and tear, and includes maintenance services. Under ASC 606, the Company concluded that the initial year service-type warranty is considered a separate performance obligation since a customer could benefit from it independently with readily available resources and is capable of being sold on its own. The Company defers revenue associated with these service-types warranties and recognizes them ratably over the service period.
For products sold to distributors, the Company provides an initial year of assurance-type warranty which guarantees that the products conform to the Company's published specifications. Assurance-type warranties do not create a separate performance obligation under ASC 606. Under ASC Topic 460 – Guarantees, the Company establishes an accrual for estimated assurance-type warranty expense and records the expense in cost of product revenue on the Consolidated Statements of Operations. Amounts recognized during the years ended December 31, 2024, 2023, and 2022 were not material.
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
The Company records grants related to assets as a deduction in calculating the carrying value of the asset, and records grants related to income separately on the Consolidated Statements of Operations on a gross basis as grant revenue. The related expenses are recorded on a gross basis within operating expenses. These methods are elections an entity can make under both IAS 20 and ASC 958.
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
Cost of Goods Sold and Services
Cost of Product Revenue
Cost of product revenue consists of manufacturing and assembly costs for instruments, related reagents, other consumables, contract manufacturer costs, personnel costs, overhead, and other direct costs related to product sales. Raw material part costs include inbound shipping and handling costs associated with purchased goods, contract manufacturer costs, personnel costs, overhead and other direct costs related to product sales. Additionally included in cost of product revenue are royalty fees due to third parties from revenue generated by collaboration or license deals.
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
For arrangements in which the Company receives funding from third parties for research and development activities (excluding government sponsored arrangements), the Company assesses whether the arrangement is within the scope of ASC 730 – Research and Development. When the Company is entitled to receive reimbursements, does not have an obligation to repay, does not transfer products or services, and is the primary beneficiary of the activities, the Company records the reimbursable amounts as a reduction to research and development expense. Amounts reimbursed in excess of the cost incurred by the Company are recorded within other income (expense), net on the Consolidated Statements of Operations.
Reimbursable amounts recorded as a reduction to research and development expenses were $0.3 million during the year ended December 31, 2024 and were not material during the year ended December 31, 2023. The amount reimbursed in excess of costs incurred by the Company related to activities funded by third parties was $0.4 million in both the years ended December 31, 2024 and 2023. No reimbursable amounts were received during the year ended December 31, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expense consists primarily of personnel costs for our sales and marketing, finance, legal, human resources, and general management teams, shipping and handling for product sales, other general and administrative costs, as well as professional services costs, such as marketing, advertising, legal and accounting services, and allocated overhead costs that include facility and other related costs. The classification of shipping and handling costs for product sales as selling, general and administrative expenses varies from company to company with some companies recording these as selling, general and administrative expenses and others recording such expenses within costs of goods sold for products. To the extent the classification of the Company's shipping and handling costs differs from the reporting approach used by other companies, the Company’s gross margins may not be comparable with those reported by such other companies.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and short-term, highly liquid marketable securities that are readily convertible into cash, with original maturities of three months or less. Cash and cash equivalents consist of the following (in thousands):

	As of December 31,
	2024	2023
Cash	$12,283	$12,162
Money market funds	44,426	155,367
Marketable securities	—	6,893
Total cash and cash equivalents	$56,709	$174,422
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$56,709	$174,422
Restricted cash	2,610	2,604
Cash, cash equivalents, and restricted cash	$59,319	$177,026
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
The Company classifies its marketable securities as either held to maturity, available-for-sale, or trading at the time of purchase and re-evaluates such classification at each balance sheet date. All of the Company’s marketable securities are currently classified as available-for-sale as it may use them in current operations. Available-for-sale securities are recorded at fair value (refer to Note 6 - Fair Value of Financial Instruments).
Unrealized gains and losses (other than impairment or credit related losses) are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity on the Consolidated Balance Sheets. Realized gains and losses are determined using the specific identification method and are recorded in other income (expense), net on the Consolidated Statements of Operations.

At least quarterly, the Company monitors its marketable securities for impairment. In the event a security’s fair value is less than its amortized cost basis, the Company evaluates whether an impairment exists and if the impairment is a result of credit loss or other factors. For a security in an unrealized loss position, if the Company intends to sell the security in an unrealized loss position, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, an impairment loss equal to the difference between the security’s fair value and amortized cost basis is recorded in other income (expense), net on the Consolidated Statement of Operations. Additionally, the Company determines if a credit loss exists by considering information about the collectability of the security, current market conditions, and the issuer’s financial condition. If a decline in fair value is a result of a credit loss, an allowance for credit losses is recorded in other income (expense), net on the Consolidated Statement of Operations, limited to the portion attributed to the credit loss.
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
Inventory is stated at the lower of cost or net realizable value on a first-in, first-out (“FIFO”) basis and includes the cost of materials, labor, and manufacturing overhead. The Company analyzes its inventory levels on each reporting date for slow-moving, excess, and obsolete inventory, and inventory expected to expire prior to being used. These analyses require judgment and are based on factors including, but not limited to, recent historical activity, anticipated or forecasted demand for the Company’s products (developed through its planning and sales and marketing inputs, scientific data supporting the estimated life of materials that expire and market conditions). If the Company identifies adverse conditions exist, such as unfavorable changes in estimated customer demand, the lives of materials that expire, or actual market conditions that may differ from its projections, the carrying value of the inventory is reduced to its estimated net realizable value by providing estimated reserves for excess or obsolete inventory.
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
Depreciation is calculated based upon the following estimated useful lives:

Estimated Useful Life
Laboratory and manufacturing equipment	5 years
Furniture and fixtures	7 years
Computers and software	3 years
Leasehold improvements	Shorter of asset's life or remaining lease term
The Company develops and modifies software related to the operation of some of its instruments and internal use software supporting the Company’s operations. Certain costs incurred during the application development stage including external direct costs of services used in the development or internal personnel costs for employees directly associated with the development are capitalized. These capitalized software development costs are recorded in property and equipment on the Consolidated Balance Sheets. The Company begins depreciating these costs over the life of the related asset upon completion of a working model or when it is ready for its intended use. Costs incurred during the preliminary project stage and post-configuration stages are expensed as incurred.

Cloud Computing Costs
For cloud computing arrangements that include a software license or software-as-a-service contracts, certain implementation costs incurred are capitalized and recorded in prepaid expenses and other current assets, and other non-current assets on the Consolidated Balance Sheets. These costs are amortized over the noncancellable term of the cloud computing service contract, plus any optional renewal periods that are reasonably certain to be exercised, once the service is ready for its intended use. As of December 31, 2024, the Company capitalized $1.2 million of cloud computing implementation costs. Amounts capitalized as of December 31, 2023 and expensed during the years ended December 31, 2024, 2023 and 2022 were not material.
Leases
The Company enters into operating leases for office, laboratory, and manufacturing spaces, as well as office equipment, and determines whether an arrangement is a lease at inception of the arrangement. The Company accounts for a lease when it has the right to control the leased asset for a period of time, while obtaining substantially all of the assets’ economic benefits. Leases are recorded on the Consolidated Balance Sheets as operating lease right-of-use (“ROU”) assets and current or non-current operating lease liabilities. All of the Company’s leases are classified as operating leases.
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
The Company’s lease agreements can contain lease and non-lease components. The Company accounts for the lease and fixed payments for non-lease components as a single lease component under ASC 842 – Leases, which increases the amount of the ROU assets and lease liabilities. Most of the Company’s lease agreements also contain variable payments, primarily maintenance, utility, and other-related costs, which are expensed as incurred and not included in the measurement of the ROU assets and lease liabilities.
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
The Company recorded an impairment charge on its entire goodwill balance during the year ended December 31, 2022 (refer to Note 18 - Restructuring) and had no goodwill recorded at December 31, 2024 or 2023.

Impairment of Long-Lived Assets
The Company’s long-lived assets consist of operating lease ROU assets, property and equipment, and intangible assets. The Company reviews the carrying amount of its long-lived assets for impairment whenever events or circumstances indicate that the estimated useful lives may warrant revision, or that the carrying amount of the assets may not be fully recoverable. To assess whether a long-lived asset or group of assets has been impaired, the estimated undiscounted and discounted future cash flows for the estimated remaining useful life or estimated lease term, of the asset (or the primary asset in the asset group) are compared to their carrying values. Significant judgment is required to estimate future cash flows, including, but not limited to, the expected use of the asset (group), historical customer retention rates, technology roadmaps, customer awareness, trademark and trade name history, contractual provisions that could limit or extend an asset's useful life, market data, discount rates, potential sublease opportunities including rent and rent escalation rates, time to sublease, and free rent periods. To the extent that the future cash flows are less than the carrying value, the asset(s) are impaired and written down to estimated fair value.
Fair Value of Financial Instruments
The carrying amount reflected on the Consolidated Balance Sheets for cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.
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

Credit, Product, and Supplier Concentrations, and Off-Balance-Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, marketable securities, and accounts receivable. The Company limits its risk exposure by having its cash, cash equivalents, and marketable securities held at large commercial banks and investing in highly rated marketable securities. Maximum exposure to losses related to cash, cash equivalents, marketable securities, and accounts receivable are limited to their carrying amounts.
As of December 31, 2024, no customer accounted for greater than 10% of the Company's gross accounts receivable. As of December 31, 2023, one customer with $3.6 million of receivables accounted for greater than 10% of the Company's gross accounts receivable. Customers outside the United States represented 40% and 38% of the Company’s gross accounts receivable balance as of December 31, 2024 and 2023, respectively.
For the year ended December 31, 2024, no customers accounted for greater than 10% of the Company’s total revenue. For the year ended December 31, 2023, one customer of approximately $14.0 million revenue accounted for greater than 10% of the Company’s total revenue. For the year ended December 31, 2022, one customer of approximately $13.7 million revenue accounted for greater than 10% of the Company’s total revenue.
The Company is also subject to supply chain risks related to outsourced manufacturing of some of its instruments. Although there are a limited number of manufacturers for its instruments, the Company believes that other suppliers could provide similar manufacturing on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results. In addition to outsourced manufacturing of some of its instruments, the Company also purchases antibodies through a number of different suppliers. Although a disruption in service from any one of its antibody suppliers is possible, the Company believes that it would be able to find an adequate supply from alternative suppliers.
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
The fair value of stock options and purchase rights under the ESPP is estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires the Company to make assumptions about the expected or contractual term of the option or purchase right, the expected volatility, risk-free interest rates, and expected dividend yield. The Company estimates the expected term of options granted to employees utilizing historical exercise data. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. During 2024 and 2023, the expected volatility was based on the Company’s historical volatility. Prior to 2023, the expected volatility was estimated based on both the Company’s volatility and the average volatility for comparable publicly traded companies over a period equal to the expected term of the related stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected term. The expected dividend yield is zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.
The fair value of RSUs is determined using the closing market price of the Company’s common stock on the grant date.
The Company recognizes stock-based compensation expense on a straight-line basis over an award’s requisite service period, which is the vesting period for stock options and RSUs, and the offering period for purchase rights under the ESPP. The Company recognizes forfeitures as they occur.
Advertising
The Company expenses the cost of advertising as incurred and records them in selling, general and administrative expense on the Consolidated Statements of Operations. Advertising expense was $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASC Update No. 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (“ASU 2023-07”). This update requires single reportable segment entities to comply with all disclosure requirements within Topic 280. This update also enhances reportable segment disclosure requirements by requiring public entities to provide disclosures of significant segment expense categories and amounts that are regularly reviewed by the chief operating decision maker, and other segment items, as well as disclosures about, and a reconciliation to, a reportable segment’s profit or loss. The new standard became effective for the Company’s annual financial statements for the period beginning on January 1, 2024 and is applicable for interim financial statements for the periods beginning on January 1, 2025. The Company adopted this standard on a retrospective basis to all periods presented and such adoption did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.
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
Recent Accounting Standards To Be Adopted
In December 2024, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosure requirements by requiring public entities to provide additional information in its tax rate reconciliation and additional disclosures about income taxes paid. The update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance and the amendments in this update should be applied prospectively, but entities have the option to apply it retrospectively. The Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.
In November 2024, the FASB issued ASC Update No. 2024-03, Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update enhances disclosure of an entity's expenses, primarily through additional disaggregation of income statement expenses. The update also requires entities to disclose qualitative descriptions of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in this update should be applied prospectively, but entities have the option to apply it retrospectively. The new standard will be effective for the Company’s annual financial statements for the period beginning on January 1, 2027, and interim reporting periods beginning January 1, 2028. The Company is currently evaluating the impact that the adoption of this standard will have on financial disclosures.
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

Disaggregated Revenue
When disaggregating revenue, the Company considers all of the economic factors that may affect its revenues. The following tables disaggregate the Company’s revenue from contracts with customers by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Year Ended December 31, 2024
	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$3,924	$3,857	$2,699	$10,480
Consumable and other products	39,794	20,760	8,706	69,260
Total	$43,718	$24,617	$11,405	$79,740

Service revenue:
Research services	$31,252	$5,833	$913	$37,998
Service-type warranties	6,319	3,490	798	10,607
Other services	1,618	976	45	2,639
Total	$39,189	$10,299	$1,756	$51,244

Collaboration and license revenue:	$3,681	$—	$771	$4,452
Total	$3,681	$—	$771	$4,452

	Year Ended December 31, 2023
	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$6,374	$4,384	$4,947	$15,705
Consumable and other products	35,122	21,216	7,627	63,965
Total	$41,496	$25,600	$12,574	$79,670

Service and other revenues:
Research services	$24,706	$2,000	$1,122	$27,828
Service-type warranties	6,265	3,001	613	9,879
Other services	1,436	951	(5)	2,382
Total	$32,407	$5,952	$1,730	$40,089

Collaboration and license revenue:	$1,380	$—	$—	$1,380
Total	$1,380	$—	$—	$1,380

	Year Ended December 31, 2022
	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$9,254	$8,362	$7,388	$25,004
Consumable and other products	25,894	14,514	4,396	44,804
Total	$35,148	$22,876	$11,784	$69,808

Service and other revenue:
Research services	$22,493	$1,013	$147	$23,653
Service-type warranties	5,581	2,779	480	8,840
Other services	1,144	722	136	2,002
Total	$29,218	$4,514	$763	$34,495

Collaboration and license revenue:	$274	$323	$52	$649
Total	$274	$323	$52	$649
UltraDx Product Sales Agreement
On May 26, 2022, the Company and UltraDx Limited (“UltraDx”), a company formed by ARCH Venture Partners (“ARCH”), entered into an agreement (the “UltraDx Agreement”). Under the UltraDx Agreement, the Company agreed to supply UltraDx with HD-X instruments (both fully assembled and disassembled), assays and assay components, and granted a co-exclusive license to manufacture, seek Chinese regulatory approval of (including performance of any necessary research and development activities), and commercialize, HD-X instruments assembled in China and related assays in the Chinese in vitro diagnostic (“IVD”) market. Refer to Note 16 - Related Party Transactions for a discussion of the related party relationships between Quanterix and these entities.
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
In the second quarter of 2023, UltraDx completed the qualified preferred share financing and issued to the Company 1.0 million ordinary shares. Refer to Note 6 - Fair Value of Financial Instruments for the Company’s disclosures related to determining the fair value of the shares received and Note 20 - Variable Interest Entities for the Company's evaluation under the VIE guidance of investments in other entities.
During the years ended December 31, 2024, 2023, and 2022, the Company recognized $1.1 million, $1.8 million, and $1.9 million, respectively, of revenue from UltraDx. The amount recognized during the year ended December 31, 2023 includes the one-time revenue from the receipt of the UltraDx shares.
Eli Lilly and Company Service Revenue Agreements
On February 25, 2022, the Company entered into a Master Collaboration Agreement with Eli Lilly and Company (“Lilly”) establishing a framework for future projects focused on the development of Simoa immunoassays (the “Lilly Collaboration Agreement”). The Company also entered into an initial statement of work (the “SOW”) under the Lilly Collaboration Agreement to perform assay research and development services within the field of Alzheimer’s disease. Under the SOW, the Company received $1.5 million per calendar quarter, which began in the first quarter of 2022. The initial SOW automatically renewed on a quarterly basis.
During the second quarter of 2024, Lilly launched its CertuitAD test. As a result, on May 14, 2024, Lilly provided notice to terminate the SOW in accordance with the terms of the Lilly Collaboration Agreement, effective August 22, 2024. Under the terms of the SOW, the Company received a final quarterly payment of $1.5 million in the third quarter of 2024. The Lilly Collaboration Agreement remains in effect and the Company continues to provide products and services to Lilly under other contractual arrangements.

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
During the years ended December 31, 2024, 2023, and 2022, the Company recognized $4.5 million, $6.0 million, and $10.9 million, respectively, of revenue from the Lilly Collaboration Agreement.
Contract Assets
There were no contract assets as of December 31, 2024 or December 31, 2023.
Deferred Revenue
During the years ended December 31, 2024 and 2023, the Company recognized $7.9 million and $7.7 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.
Remaining Performance Obligations
As of December 31, 2024, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $9.9 million. Of the performance obligations not yet satisfied or partially satisfied, $8.8 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. The $9.9 million primarily consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.
Costs to Obtain a Contract
Changes in costs to obtain a contract were as follows (in thousands):

	2024	2023	2022
Balance at December 31 of prior year	$288	$377	$440
Capitalization of costs to obtain a contract	362	528	1,387
Recognition of costs to obtain a contract	(358)	(617)	(1,450)
Balance at December 31	$292	$288	$377
The Company evaluates potential impairment of these amounts at each balance sheet date, and no related impairments were recorded during the years ended December 31, 2024, 2023, and 2022, respectively.
Grant Revenue
All of the Company's grant revenue is generated within North America. Grant revenue for the years ended December 31, 2024, 2023, and 2022 was $2.0 million, $1.2 million, and $0.6 million, respectively.
NIH Grant
On September 21, 2022, the Company and the National Institutes of Health (the “NIH”), an agency of the U.S. Department of Health and Human Services, entered into a contract (the “NIH Grant”) with a total award value of $1.7 million. The NIH granted the Company funding in support of the development of certain point-of-care diagnostic technologies through collaborative efforts. Grant funding is to be used solely for activities related to the point-of-care diagnostic device development project and the contract period runs through August 2025. Receipt of the award value occurs throughout the term of the contract period and after the Company submits for reimbursement of activities related to the grant. As of December 31, 2024, the Company had received $1.1 million of the award value.

During the years ended December 31, 2024 and 2023, grant revenue recognized was $0.8 million and $0.7 million, respectively, and research and development expenses incurred were $0.8 million and $0.6 million, respectively. During the year ended December 31, 2022, grant revenue recognized and research and development expenses incurred were not material.
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
During the years ended December 31, 2024, 2023, and 2022, grant revenue recognized was $1.1 million, $0.5 million, and $0.6 million, respectively, and research and development expenses incurred were $1.1 million, $0.5 million, and $0.6 million, respectively. As of December 31, 2024, the Company had no remaining deferred revenue related to the ADDF Grant.
Note 4. Allowance for Credit Losses
The change in the allowance for credit losses on accounts receivable is summarized as follows (in thousands):

	2024	2023	2022
Balance at December 31 of prior year	$454	$118	$419
Provision for expected credit losses	712	729	752
Write-offs and recoveries collected	(124)	(393)	(1,053)
Balance at December 31	$1,042	$454	$118

Note 5. Marketable Securities
The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities by major security type were as follows (in thousands):

	As of December 31, 2024
	Amortized cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$1,494	$—	$—	$1,494
U.S. Treasuries	61,891	19	(53)	61,857
U.S. Government agency bonds	93,987	89	(98)	93,978
Corporate bonds	74,937	148	(1)	75,084
Total marketable securities	$232,309	$256	$(152)	$232,413

Marketable securities are reported in the following Consolidated Balance Sheets captions:
Marketable securities				$232,413
Total marketable securities				$232,413

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$53,482	$23	$(12)	$53,493
U.S. Treasuries	4,896	1	—	4,897
U.S. Government agency bonds	28,366	39	(7)	28,398
Corporate bonds	66,726	289	(8)	67,007
Total marketable securities	$153,470	$352	$(27)	$153,795

Marketable securities are recorded in the following Consolidated Balance Sheets captions:
Cash and cash equivalents				$6,893
Marketable securities				146,902
Total marketable securities				$153,795
The following table shows the fair value and gross unrealized losses of the Company’s available-for-sale securities with unrealized losses that are not deemed to be other-than-temporary, aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months
As of December 31, 2024	Fair Value	Unrealized Losses
U.S. Treasuries	$35,085	$(53)
U.S. Government agency bonds	32,148	(98)
Corporate bonds	7,415	(1)
Total	$74,648	$(152)

	Less Than 12 Months
As of December 31, 2023	Fair Value	Unrealized Losses
Commercial paper	$32,137	$(12)
U.S. Government agency bonds	15,861	(7)
Corporate bonds	8,367	(8)
Total	$56,365	$(27)

The Company did not have any individual securities in a continuous loss position for greater than 12 months, and there were no individual securities that were in a significant unrealized loss position as of December 31, 2024 or 2023. For marketable securities in an unrealized loss position, the Company does not intend to sell them before recovery of their amortized cost bases, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related. Accordingly, the Company has not recorded any impairment losses or a credit loss allowance.
The Company did not sell any marketable securities or record any realized gains or losses for the years ended December 31, 2024 and 2023. At December 31, 2024 and 2023, the Company had $1.6 million and $1.0 million of accrued interest receivable on its marketable securities, respectively.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Amortized cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$197,141	$197,306	$95,188	$95,232
Due in one to two years	35,168	35,107	58,282	58,563
Total	$232,309	$232,413	$153,470	$153,795
Note 6. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2024	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$44,426	$44,426	$—	$—
Total cash equivalents	$44,426	$44,426	$—	$—
Marketable securities:
Commercial paper	$1,494	$—	$1,494	$—
U.S. Treasuries	61,857	—	61,857	—
U.S. Government agency bonds	93,978	—	93,978	—
Corporate bonds	75,084	—	75,084	—
Total marketable securities	232,413	—	232,413	—
Total financial assets	$276,839	$44,426	$232,413	$—

As of December 31, 2023	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$155,367	$155,367	$—	$—
Commercial paper	1,996	—	1,996	—
U.S. Treasuries	4,897	—	4,897	—
Total cash equivalents	$162,260	$155,367	$6,893	$—
Marketable securities:
Commercial paper	$51,498	$—	$51,498	$—
U.S. Government agency bonds	28,398	—	28,398	—
Corporate bonds	67,006	—	67,006	—
Total marketable securities	146,902	—	146,902	—
Total financial assets	$309,162	$155,367	$153,795	$—
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
Nonrecurring Fair Value Measurements
In the second quarter of 2023, the Company received 1.0 million ordinary shares in UltraDx under the UltraDx Agreement (refer to Note 3 - Revenue and Related Matters). As UltraDx is a privately held entity, there is minimal market activity or other financial information available to determine the fair value of UltraDx’s shares and therefore this investment is considered a Level 3 financial asset.
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
During the year ended December 31, 2024, the Company did not record adjustments to the fair value of its non-marketable equity investment. To date, the cumulative fair value adjustments have not been material. As of both December 31, 2024 and December 31, 2023, the carrying value of the Company’s Level 3 financial asset was $0.8 million and is included in other non-current assets on the Consolidated Balance Sheets. Refer to Note 20 - Variable Interest Entities for the Company's evaluation under the VIE guidance of investments in other entities.
Other Fair Value Disclosures
During the years ended December 31, 2024 and 2023, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets.

Note 7. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$7,215	$5,114
Work in process	7,980	5,439
Finished goods	17,580	15,570
Total inventory	$32,775	$26,123
Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2024	2023
Laboratory and manufacturing equipment	$14,648	$13,141
Furniture and fixtures	1,999	1,905
Computers and software	6,036	3,927
Leasehold improvements	13,291	13,074
Total cost	35,974	32,047
Less: accumulated depreciation	(18,824)	(14,121)
Property and equipment, net	$17,150	$17,926
The Company incurred depreciation expense of $4.8 million, $4.7 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Substantially all of the Company’s property and equipment is located in North America.
During the year ended December 31, 2023, the Company had $0.8 million of disposals related to equipment no longer being used by the Company. There were no material disposals during the years ended December 31, 2024, and 2022.
For the year ended December 31, 2024, the Company did not record any impairments related to property and equipment. For the years ended December 31, 2023 and 2022, except for the impairments related to leasehold improvements associated with two leased facilities that were not being used at the time (refer to Note 14 - Leases), impairments related to property and equipment were not material.
As of December 31, 2024 and 2023, total gross capitalized software development costs were $4.3 million and $1.1 million, respectively. Depreciation of capitalized software costs was $0.8 million for the year ended December 31, 2024 and was not material for the years ended December 31, 2023 and 2022.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued professional services	$4,897	$1,596
Accrued royalties	1,361	1,689
Accrued tax liabilities	1,018	822
Other accrued expenses	1,575	1,948
Total accrued expenses and other current liabilities	$8,851	$6,055

Note 10. Stock-Based Compensation
Stock-Based Compensation Plans
In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”), under which it may grant incentive stock options, non-qualified stock options, RSUs, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of (1) up to 1.0 million shares of common stock and (2) up to 2.5 million shares of common stock represented by awards granted under the 2007 Stock Option and Grant Plan (which was terminated upon completion of the Company’s initial public offering) that were forfeited, expired, or cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. The 2017 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in 2019 and ending in 2027. The annual increase is equal to the lowest of (1) 4% of the number of shares of common stock outstanding as of such date and (2) an amount determined by the Company’s Board of Directors or Compensation Committee. As of December 31, 2024, 4.6 million shares were outstanding and there were 3.8 million shares available for grant under the 2017 Plan.
In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). As of December 31, 2019, the 2017 ESPP allowed for the issuance of up to 0.6 million shares of common stock. The 2017 ESPP contains an “evergreen” provision, which allows for an increase in the number of shares under the plan on the first day of each fiscal year beginning with 2018 and ending in 2027. The increase is equal to the lowest of: (1) 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (2) an amount determined by the Company’s Board of Directors or Compensation Committee. As of December 31, 2024, 2.0 million shares were available for grant under the 2017 ESPP.
The 2017 ESPP provides for six-month offering periods commencing and ending on March 1 through August 31, and September 1 through February 28. During the years ended December 31, 2024, 2023, and 2022, employees purchased 78 thousand, 121 thousand, and 57 thousand shares, respectively, of the Company’s common stock pursuant to the 2017 ESPP.
Stock Options
Under the 2017 Plan, stock options may not be granted with exercise prices of less than fair market value on the date of the grant. Options generally vest ratably over a four-year period with 25% vesting on the first anniversary and the remaining 75% vesting ratably on a monthly basis over the remaining three years. These options expire ten years after the grant date.
Stock option activity for the year ended December 31, 2024 is presented below (in thousands, except per share and contractual life amounts):

	Number of options	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	2,774	$19.62	7.9	$26,941
Granted	1,584	20.46
Exercised	(159)	11.71
Forfeited/expired	(636)	21.89
Outstanding at December 31, 2024	3,563	$19.94	7.7	$678
Exercisable at December 31, 2024	1,511	$21.18	6.3	$549
Vested and expected to vest at December 31, 2024	3,563	$19.94	7.7	$678
The total intrinsic value of stock options exercised was $1.9 million in 2024, $1.9 million in 2023, and $3.4 million in 2022.

Restricted Stock Units
RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Shares are delivered to the grantee upon vesting, less shares for the payment of withholding taxes. RSU activity for the year ended December 31, 2024 is presented below (in thousands, except per share amounts):

	Number of shares	Weighted-average grant date fair value per share
Unvested as of December 31, 2023	1,328	$17.87
Granted	611	21.51
Vested	(522)	19.79
Forfeited	(302)	19.42
Unvested as of December 31, 2024	1,115	$18.55
Expected to convert at December 31, 2024	1,115	$18.55
The weighted average grant-date fair value per share of awards granted was $21.51 in 2024, $15.90 in 2023, and $18.32 in 2022.The total fair value of shares that vested was $10.3 million in 2024, $10.4 million in 2023, and $9.8 million in 2022.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of product revenue	$1,132	$839	$596
Cost of service and other revenue	1,142	1,124	819
Research and development	2,117	1,713	1,629
Selling, general and administrative	15,596	13,147	12,339
Total stock-based compensation	$19,987	$16,823	$15,383
As of December 31, 2024, there was $40.1 million of total unrecognized stock-based compensation expense related to unvested RSUs and stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

The fair value of the Company’s stock options granted and purchase rights to the ESPP were estimated using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Stock Options:
Risk-free interest rate	3.4% - 4.6%	3.5% - 4.7%	1.4% - 4.1%
Expected dividend yield	None	None	None
Expected term (in years)	5.3 - 5.4	5.0 - 5.2	5.0 - 5.8
Expected volatility	81.4% - 83.1%	71.1% - 83.1%	55.0% - 70.8%

Weighted-average grant date fair value per share	$14.43	$10.63	$9.88

Employee Stock Purchase Plan:
Risk-free interest rate	4.3% - 4.9%	5.2% - 5.5%	0.7% - 3.9%
Expected dividend yield	None	None	None
Expected term (in years)	0.5	0.5	0.5
Expected volatility	54.9% - 66.0%	72.8% - 82.5%	51.9% - 117.3%

Weighted-average grant date fair value per share	$3.84	$3.19	$3.53
Note 11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(38,531)	$(28,354)	$(99,574)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,367	37,594	36,991

Net loss per share, basic and diluted	$(1.00)	$(0.75)	$(2.69)
As the Company was in a net loss position for all periods, the following common share equivalents were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	3,561	2,783	2,432
Common stock and RSUs	1,341	1,513	908
Estimated ESPP purchases	8	23	52
Total dilutive shares	4,910	4,319	3,392

Note 12. Income Taxes
The following table presents the components of loss before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(39,968)	$(30,355)	$(92,360)
Foreign	1,871	2,720	(7,050)
Total loss before income taxes	$(38,097)	$(27,635)	$(99,410)
The following table summarizes income tax (expense) benefit (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
United States
Federal	$—	$—	$—
State	(37)	(161)	(87)
Foreign	(683)	(850)	(372)
Total current income tax provision	(720)	(1,011)	(459)
Deferred
United States
Federal	—	—	10
State	—	—	13
Foreign	286	292	272
Total deferred income tax benefit	286	292	295
Total income tax expense	$(434)	$(719)	$(164)
A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Non-deductible executive compensation	(3.2)%	(2.6)%	—%
State taxes, net of federal benefit	2.7%	(0.3%)	2.8%
Tax credits	4.0%	4.9%	1.3%
Stock-based compensation	(2.4)%	(1.6)%	(2.4%)
Permanent items	(0.3)%	(0.6)%	(0.3)%
Change in valuation allowance	(22.5)%	(24.3)%	(20.8)%
Impairment of goodwill	—%	—%	(1.6%)
Other	(0.4%)	0.9%	(0.2)%
Effective income tax rate	(1.1)%	(2.6)%	(0.2%)
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

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$80,541	$77,731
Tax credits	10,178	8,645
Deferred revenue	2,412	2,568
Amortization	645	727
Stock-based compensation	3,808	3,186
Inventory	1,069	1,391
Capitalized R&D Costs	13,753	9,353
Lease liability	9,093	9,948
Other deferred tax assets	497	198
Accrual and reserves	1,876	2,159
Total deferred tax assets	123,872	115,906
Less: valuation allowances	(118,663)	(110,082)
Net deferred tax assets	$5,209	$5,824
Deferred tax liabilities:
Right-of-Use Assets	$(3,970)	$(4,372)
Depreciation	(1,137)	(1,307)
Amortization acquired intangibles	(831)	(1,253)
Other deferred tax liabilities	(71)	(69)
Net deferred tax (liability) asset	$(800)	$(1,177)
The Company records deferred tax liabilities in other non-current liabilities on the Consolidated Balance Sheets.
The Company’s change in its valuation allowance account related to deferred tax assets was as follows (in thousands):

	2024	2023
Balance at December 31 of prior year	$110,082	$103,372
Change in valuation allowance	8,581	6,710
Balance at December 31	$118,663	$110,082
The valuation allowance increased during the year ended December 31, 2024 primarily as a result of the U.S. operating losses incurred.
In determining the need for a valuation allowance, the Company considers the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative loss position. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry back net operating losses (“NOLs”), the existence of reversing taxable temporary differences, the availability of tax planning strategies, and forecasted future taxable income. At December 31, 2024, the Company maintained a full valuation allowance against its worldwide net deferred tax assets, as it concluded that it was more likely than not that the deferred assets will not be utilized.
As of December 31, 2024, the Company had U.S. federal net operating losses (“NOLs”) of approximately $320.0 million. U.S. federal NOLs generated through December 31, 2017 of approximately $108.5 million expire at various dates through 2037, and U.S. federal NOLs generated after December 31, 2017 of approximately $211.5 million do not expire. As of December 31, 2024, the Company had U.S. federal tax credit carryforwards of approximately $7.7 million that expire at various dates through 2044.

As of December 31, 2024, the Company had $224.7 million of state NOLs, approximately $210.8 million of which expire at various dates through 2044, and approximately $13.9 million of which do not expire. As of December 31, 2024, the Company had U.S. state tax credit carryforwards of approximately $3.1 million that expire at various dates through 2039.
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
For the years ended December 31, 2024, 2023, and 2022, the Company had no tax reserves accrued for uncertain tax positions.
The Company is subject to taxation in the United States as well as the Netherlands, Sweden, and China. At December 31, 2024, the Company is generally no longer subject to examination by taxing authorities in the United States for years prior to 2021. However, NOLs and tax credits in the United States may be subject to adjustments by taxing authorities in future years in which they are utilized. The Company’s foreign subsidiaries remain open to examination by taxing authorities from 2018 onward.
As of December 31, 2024, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $3.4 million and the amount of tax due on remittance would not be material. The Company intends to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
Note 13. Intangible Assets
Acquired intangible assets consisted of the following (in thousands, except useful life and weighted average life amounts):

		As of December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Know-how	8.5	$13,000	$(7,057)	$(2,093)	$3,850	3.0
Developed technology	7	1,650	(1,645)	—	5	0.1
Customer relationships	8.5 - 10	1,360	(1,166)	(18)	176	3.1
Non-compete agreements	5.5	340	(285)	(55)	—	—
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(10,203)	$(2,166)	$4,031

		As of December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Know-how	8.5	$13,000	$(6,326)	$(1,050)	$5,624	4.0
Developed technology	7	1,650	(1,581)	—	69	1.1
Customer relationships	8.5 - 10	1,360	(1,067)	(9)	284	4.1
Non-compete agreements	5.5	340	(256)	(27)	57	1.0
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(9,280)	$(1,086)	$6,034
The Company recorded amortization expense of $1.6 million for both years ended December 31, 2024 and 2023 and $1.8 million for the year ended December 31, 2022. Amortization of know-how is recorded in cost of goods sold; amortization of developed technology is recorded in research and development expenses; and amortization of customer relationships, non-compete agreements and trade names are recorded in selling, general and administrative expenses on the Consolidated Statements of Operations.
Future estimated amortization expense is as follows (amounts in thousands):

As of December 31, 2024
2025	$1,369
2026	1,341
2027	1,319
2028	2
2029	—
Thereafter	—
Total amortization expense	$4,031
Note 14. Leases
As part of the Restructuring Plan in the third quarter of 2022 (refer to Note 18 - Restructuring), the Company decided not to use two leased facilities in its operations and attempted to sublease the vacant space to recover a portion of the total lease costs. The Company’s decision to not use the leased facilities moved the related ROU assets and leasehold improvements into their own asset groups and triggered an impairment assessment over those asset groups. The impairment assessments, along with continued quarterly reassessments, resulted in the Company recording impairment charges to the related ROU assets and leasehold improvements during the years ended December 31, 2023 and 2022 as further described in Note 18 - Restructuring.
During the fourth quarter of 2024, the Company began to utilize one of these two leased facilities, while the other unused facility remained its own asset group. The Company continued to reassess the ROU asset and leasehold improvements from the unused facility and there were no impairments recorded in 2024.
The carrying value of ROU assets and leasehold improvements for facilities not being used as of December 31, 2024 and 2023 were $0.8 million and $10.1 million, respectively.
Substantially all of the Company’s leases are located in North America.

The components of the lease costs and supplemental cash flow information relating to the Company's leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$4,949	$5,209	$5,488
Short-term and variable lease cost	4,359	3,996	3,417
Total lease cost	$9,308	$9,205	$8,905

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$8,554	$8,935
Weighted average remaining lease term - operating leases (years)	5.8	6.8
Weighted average discount rate - operating leases	7.92%	7.86%
The undiscounted future lease payments for non-cancelable operating leases were as follows (in thousands):

Maturity of lease liabilities	As of December 31, 2024
2025	$7,296
2026	7,450
2027	7,684
2028	7,923
2029	8,143
Thereafter	7,615
Total lease payments	46,111
Less: imputed interest	(8,740)
Total operating lease liabilities	$37,371
Operating lease balances presented on the Consolidated Balance Sheets were as follows (in thousands):

As of December 31, 2024
Operating lease ROU assets	$16,339

Operating lease liabilities	$4,756
Operating lease liabilities, net of current portion	32,615
Total operating lease liabilities	$37,371
Note 15. Commitments and Contingencies
Purchase Commitments
The Company’s non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. The Company’s total purchase commitments under these agreements as of December 31, 2024 was $1.4 million, most of which the Company expects to incur in the year ending December 31, 2025.

License Agreements
Harvard University
In August 2022, the Company and Harvard University (“Harvard”) entered into an exclusive license agreement (the “Harvard License Agreement”) for certain intellectual property owned by Harvard. Pursuant to the Harvard License Agreement, the Company paid an upfront fee of $0.6 million, which was recorded in research and development expenses on the Consolidated Statements of Operations. Under this license, the Company is required to pay Harvard low single-digit royalties on net sales of products and services using the licensed technology, as well as a portion of its applicable sublicense revenues. The Company incurred no royalty expense under the Harvard License Agreement for the years ended December 31, 2024 and 2023.
Refer to Note 16 - Related Party Transactions for a discussion of a related party relationship with Harvard.
Tufts University
In June 2007, the Company and Tufts University (“Tufts”) entered into a license agreement (the “Tufts License Agreement”) for certain intellectual property owned by Tufts. The Tufts License Agreement, which was subsequently amended, is exclusive and sub-licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company is contractually obligated to pay license and maintenance fees that are creditable against royalties, in addition to low single-digit royalties on direct sales and services, and a royalty on sublicense income. The Company incurred royalty expenses related to the Tufts License Agreement of $2.1 million, $1.7 million, and $1.4 million, during the years ended December 31, 2024, 2023, and 2022, respectively, which was recorded in cost of product revenue on the Consolidated Statements of Operations.
Refer to Note 16 - Related Party Transactions for a discussion of a related party relationship with Tufts.
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
Note 16. Related Party Transactions
In August 2022, the Company entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 15 − Commitments and Contingencies). Harvard is obligated to pay a portion of the payments received from the Company under the Harvard License Agreement to a member of the Company’s Board of Directors. A member of the Company’s Board of Directors is also affiliated with Harvard and Mass General Brigham. Revenue recorded from sales of products and services to Harvard and its affiliates and to Mass General Brigham and its affiliates totaled $2.2 million, $1.3 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Cost of product revenue and operating expenses with Harvard and its affiliates and Mass General Brigham and its affiliates was $0.3 million and $0.3 million for the year ended December 31, 2024 and December 31, 2023, respectively, and was not material for the year ended 2022. At December 31, 2024 and 2023, open payables to and receivable balances from Harvard and Mass General Brigham were $0.7 million and not material, respectively.
In June 2007, the Company entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 15 - Commitments and Contingencies). A member of the Company’s Board of Directors was previously affiliated with Tufts. This Board member continues to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts. At December 31, 2024 and 2023, open payable balances to Tufts were not material.
As discussed in Note 3 - Revenue and Related Matters, on May 26, 2022, the Company and UltraDx, a company formed by ARCH, entered into the UltraDx Agreement to supply certain instruments and to grant certain licenses. At contract inception, the Company determined that UltraDx was a related party because a member of the Company’s Board of Directors was affiliated with ARCH and UltraDx. As of June 7, 2023, this individual was no longer a member of the

Company’s Board of Directors. Cost of product revenue with UltraDx was not material, $0.3 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, there were no open payable balances to UltraDx and open receivable balances from UltraDx were not material.
Note 17. Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is the chief executive officer, who reviews the Company's operations and manages its business as a single operating segment as of December 31, 2024.
The Company’s proprietary digital “Simoa” detection technology is used across all parts of the business to derive revenues through the sale of instruments, consumables, Accelerator Laboratory and LDT services, and warranties. The Company’s accounting policies apply in the same manner across the business.
The Company utilizes consolidated net loss as the measure of segment profitability (loss) as required by ASU 2023-07. The CODM uses this measure, along with the significant revenue and expense lines included below, when analyzing the Company’s operations and performance and determining how to allocate resources. These measures are consistently used by the CODM in comparing budgeted results versus actuals, in determining when or where to invest resources into specific areas of the business, and for decision on strategic initiatives.
The following table presents the reconciliation of significant segment information reviewed by the CODM to consolidated net loss:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Revenue from contracts with customers (Note 3)	$135,436	$121,139	$104,952
Grant revenue	1,985	1,229	570
Total revenues	$137,421	$122,368	$105,522
Less:
Costs of goods sold and services, including shipping and handling costs	$62,430	$56,290	$68,082
Certain operating expenses, excluding shipping and handling costs (1)	124,587	107,029	110,737
Other segment items (2)	(11,065)	(12,597)	26,277
Consolidated net loss	$38,531	$28,354	$99,574
(1)Expenses consist of research and development and selling, general and administrative expenses from the Consolidated Statements of Operations and exclude shipping and handling costs.
(2)Other segment items represent discrete events, non-recurring transactions, or insignificant items that are not used by the CODM to evaluate the Company’s performance or allocate resources, and include:
a.Impairment and restructuring – charges recorded as a result of the Restructuring Plan (refer to Note 18 - Restructuring), including impairment of the Company's goodwill and a portion of the Company's long-lived assets;
b.Other lease costs – amortization of operating lease right-of-use assets and other facility operating expenses from leased facilities the Company is not using;
c.Interest income - interest earned on cash, cash equivalents, and marketable securities, and the accretion of discounts on marketable securities;
d.Other income (expense), net – gains and losses on foreign currency, and other non-recurring items that are not a part of the Company’s core business operations; and
e.Income tax benefit (expense) – income taxes related to federal, state, and foreign jurisdictions in which the Company conducts business.
The CODM reviews cash usage as part of evaluating the Company’s performance but does not review or evaluate any other assets.
There have been no changes to the methods used to determine segment profit or loss, or the significant segment captions, across any of the periods presented.

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
As a result of the Restructuring Plan, the Company performed an impairment assessment of its goodwill, long-lived assets, including ROU assets and related leasehold improvements, and intangibles. The assessments resulted in the Company recording an impairment charge of $25.6 million during the year ended December 31, 2022, which was recorded in impairment and restructuring on the Consolidated Statements of Operations. The impairment charge included (1) $8.2 million of goodwill, (2) $16.3 million associated with the ROU assets and related leasehold improvements at two leased facilities not being used (refer to Note 14 - Leases), and (3) $1.1 million for software costs related to projects that were rationalized as part of the Restructuring Plan or the related exit and disposal costs. During the year ended December 31, 2023, the Company recorded an additional impairment of $1.3 million associated with the ROU asset and related leasehold improvements at the leased facilities not being used.
The Company did not have any additional restructuring activities during the years ended December 31, 2024 and 2023.
Note 19. Employee Benefit Plans
The Company sponsors a 401(k) savings plan for employees and may make discretionary contributions. During the years ended December 31, 2024, 2023, and 2022, the Company made contributions of $2.4 million, $0.8 million, and $1.2 million, respectively. The increase during the year ended December 31, 2024 was due to a change in the Company's employer contribution rate.
Note 20. Variable Interest Entities
As discussed in Note 3 - Revenue and Related Matters, during the second quarter of 2023 the Company received one million ordinary shares of UltraDx under the UltraDx Agreement. Primarily due to having less than a 5% ownership interest in UltraDx, the Company concluded that it does not have the power to direct activities impacting UltraDx’s economic performance and therefore the Company is not the primary beneficiary of the VIE. Since the Company does not have a controlling financial interest in the VIE, it did not consolidate the VIE into its Consolidated Financial Statements during the years ended December 31, 2024 and 2023.
As of both December 31, 2024 and 2023, the carrying value of the Company’s investment in the VIE was $0.8 million, which was recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 6 - Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to the VIE is limited to its carrying value and the Company does not have any future funding commitments to the VIE.

Note 21. Subsequent Events
Agreement to Acquire Akoya Biosciences, Inc.
On January 9, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Akoya Biosciences, Inc., a Delaware corporation (“Akoya”), and Wellfleet Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Quanterix (“Merger Sub”), in which Merger Sub will merge with and into Akoya (the “Merger”), with Akoya surviving such Merger as a wholly owned subsidiary of Quanterix. Akoya is based in Marlborough, Massachusetts and is a life sciences technology company delivering spatial biology solutions focused on transforming discovery, clinical research and diagnostics. Spatial phenotyping refers to technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in understanding of disease progression and patient response to therapy. The transaction is part of the Company's plans to establish the first fully integrated technology ecosystem to identify and measure biomarkers across tissue and blood, expand its technology offerings into oncology and immunology, and expand its portfolio of lab service offerings.
Under the Merger Agreement, each share of common stock, par value $0.00001 per share, of Akoya (the “Akoya Common Stock”) outstanding immediately prior to the merger will be converted into the right to receive 0.318 (the “Exchange Ratio”) of a fully paid and nonassessable share of common stock, par value $0.001 per share, of Quanterix and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding.
Each restricted stock unit in respect of shares of Akoya Common Stock and each option to acquire shares of Akoya Common Stock that is outstanding immediately prior to the merger will automatically be converted into a number of restricted stock units and options to acquire shares of Quanterix Common Stock, respectively, based on the Exchange Ratio.
The closing of the Merger is subject to a number of conditions, including: (i) approval of the issuance of shares of the Company's common stock in the Merger by its stockholders; (ii) approval of the Merger by Akoya stockholders; (iii) the effectiveness of the registration statement on Form S-4 filed with the SEC in connection with the Merger; (iv) the absence of any order issued or entered, or any law enacted or promulgated having the effect of restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger; (v) the Company's submission to Nasdaq of a notification of shares of the Company's common stock to be issued in connection with the Merger; (vi) performance by each party of its respective obligations under the Merger Agreement; and (vii) the absence of a material adverse effect with respect to each of Akoya and Quanterix.
The Company and Akoya have also agreed to use their respective reasonable best efforts to cooperate in good faith to enter into one or more agreements pursuant to which Quanterix would provide Akoya with bridge financing. Any such financing would be in the form of subordinated convertible note(s) in an aggregate principal amount not to exceed $30.0 million, subject to Akoya having obtained any required consents and satisfied any other conditions with respect thereto under Akoya’s existing credit facility As of the date of filing of this Annual Report on Form 10-K, the Company is negotiating the potential terms of such financing.
Acquisition of Emission Inc.
On January 8, 2025, the Company completed the acquisition of Emission Inc. (“Emission”). Emission is based in Georgetown, Texas and manufactures large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads its proprietary beads. The transaction is part of the Company's plans to secure the use of Emission’s highly controlled beads in the Company's next generation instruments and expansion into a new multi-plex segment targeting third-party original equipment manufacturer customers.
Pursuant to the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of capital stock of Emission for an upfront payment of $10.0 million, with an additional $10.0 million payable upon completion of certain technical milestones. Additionally, the Emission shareholders may receive up to an additional $50.0 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones.

In connection with the closing, the Company and Emission entered into a call option agreement, in which the Emission shareholders have the right to repurchase all of the outstanding capital stock of Emission for $10.0 million after five years from the closing date if Emission’s revenues do not exceed $5.0 million in any one year during such five-year period. If the Emission shareholders exercise the right to repurchase Emission and consummate the repurchase, the Company will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize the Company's products.
The initial accounting for the acquisition was not complete at the time of filing of this Annual Report on Form 10-K due to the timing of the acquisition. As a result, the full disclosures required under ASC 805-10-50 – Business Combinations cannot be made at this time.
Acquisition costs incurred during the year ended December 31, 2024 related to the Emission acquisition were not material.