Form 10-K/A
period 2024-12-31
Quanterix Corp
filed 2025-04-30
CIK 1503274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-38319

QUANTERIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8957988
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

900 Middlesex Turnpike, Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 301-9400

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	QTRX	The Nasdaq Global Market

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

As of March 11, 2025, the registrant had 38,776,208 shares of common stock outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Boston, Massachusetts	42

EXPLANATORY NOTE

Quanterix Corporation is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2025 (the “Original Form 10-K”), to provide the information required by Part III of Form 10-K. This information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement (such definitive proxy statement, when filed, the “Proxy Statement”) if such Proxy Statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment No. 1 to include Part III information because we do not expect to file the Proxy Statement within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed hereto as Exhibit 31.3 and Exhibit 31.4, respectively, under Item 15 of Part IV.

No changes have been made to the Original Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Amendment No. 1 refer to Quanterix Corporation and its consolidated subsidiaries.

i

QUANTERIX CORPORATION

ii

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our restated certificate of incorporation and our restated bylaws provide that our business is to be managed by or under the direction of our Board of Directors (our “Board”). Our Board is divided into three classes, with one class elected at each annual meeting of stockholders to serve for a three-year term. Our Board currently consists of nine members, classified as follows: (1) Jeffrey Elliott, Karen Flynn and Martin Madaus, Ph.D. constitute Class I with a term ending at the 2027 annual meeting; (2) Sarah Hlavinka, Masoud Toloue, Ph.D. and David Walt, Ph.D. constitute Class II with a term ending at the 2025 annual meeting; and (3) William Donnelly, Ivana Magovčević-Liebisch, Ph.D., J.D. and Paul Meister constitute Class III with a term ending at the 2026 annual meeting. On March 27, 2025, Dr. Madaus notified the Board of his intention to resign from the Board and each committee of the Board on which he serves no later than the date of the 2025 annual meeting of stockholders.

Set forth in the table and biographies below are the names of our current directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years, as of April 1, 2025. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment No. 1 that each person listed below should serve as a director is described below.

Name	Age	Position with Quanterix
Masoud Toloue, Ph.D.	44	President and Chief Executive Officer and Director
William P. Donnelly(1)(3)	63	Chairman of the Board
Jeffrey T. Elliott(2) (3)	47	Director
Karen A. Flynn(1)(2)	62	Director
Sarah E. Hlavinka(2)(3)	60	Director
Martin D. Madaus, Ph.D.(2)(3)	65	Director
Ivana Magovčević-Liebisch, Ph.D., J.D.(1)	57	Director
Paul M. Meister(3)	72	Director
David R. Walt, Ph.D.(1)	72	Director
(1)	Member of our Compensation Committee
(2)	Member of our Nominating and Governance Committee
(3)	Member of our Audit Committee

Masoud Toloue, Ph.D. has served as a member of our Board and as our President and Chief Executive Officer since April 2022. He served as President, Quanterix and Diagnostics from June 2021 to April 2022. Prior to joining us, Dr. Toloue served as Senior Vice President, Diagnostics at PerkinElmer from February 2021 to June 2021 during which time he grew the business to over fifty percent of the company’s total revenue. Prior to this role, Dr. Toloue led PerkinElmer’s Applied Genomics division from August 2016 to June 2021. Dr. Toloue founded and led the next-generation sequencing business at Bioo Scientific until its acquisition by PerkinElmer in 2016. He also co-founded and led Genohub, where he transformed that company from a supplier of next-generation sequencing matching technology to a leading platform provider for managing sequencing projects globally. Dr. Toloue holds a doctoral degree in molecular cell biology from the University at Buffalo, where he also earned a B.S. in molecular cell biology, and was a postdoctoral fellow in protein biochemistry at The University of Texas Health Science Center in San Antonio. Dr. Toloue’s qualifications for service as a member of our Board include his extensive experience in the life sciences and diagnostics industries, as well as the perspective he brings as our President and Chief Executive Officer.

William P. Donnelly has served as a member of our Board since August 2023 and has served as Chairman of the Board since March 2025. From 2014 to 2018, Mr. Donnelly served as Executive Vice President responsible for finance, investor relations, supply chain and information technology at Mettler-Toledo International Inc. Mr. Donnelly served as Mettler-Toledo’s Chief Financial Officer from 1997 to 2002 and from 2004 to 2014 and as division head of Mettler-Toledo’s product inspection and certain lab businesses from 2002 to 2004. Mr. Donnelly served in various senior financial roles, including chief financial officer, of Elsag Bailey Process Automation, NV from 1993 to 1997. Prior to that, he was an auditor with PricewaterhouseCoopers LLP from 1983 to 1993. Mr. Donnelly has been a director of Ingersoll Rand since May 2017 and was appointed lead director in November 2021. He also has served as a director of TRowe Price since 2023. Mr. Donnelly received a bachelor’s degree in business administration from John Carroll University. Mr. Donnelly’s qualifications for service as a member of our Board include extensive leadership experience with publicly-held industrial and life science companies, including as chief financial officer.

Jeffrey T. Elliott has served as a member of our Board since August 2024. Since September 2024, Mr. Elliott has served as a consultant to Boston Consulting Group. He served as Chief Financial Officer of Exact Sciences Corp. from 2016 to May 2024 and also as Chief Operating Officer from 2021 to 2023. Prior to his appointment as Chief Financial Officer, Mr. Elliott served as Exact Sciences’ Vice President, Strategy and Business Development. From 2007 to 2016, Mr. Elliott was with Robert W. Baird & Co. where he was a senior equity research analyst covering healthcare companies, including those in the diagnostics and life science tools industry. Mr. Elliott has served as a director of Sera Prognostics Inc. since March 2025. Mr. Elliott earned a bachelor’s degree in business administration from the University of Illinois at Urbana-Champaign and an M.B.A. from the University of Chicago Booth School of Business. Mr. Elliott is a CFA charterholder. Mr. Elliott’s qualifications for service as a member of our Board include his knowledge and expertise in financial strategy, notably in the diagnostics sector.

Karen A. Flynn has served as a member of our Board since June 2022. Ms. Flynn retired from her position as Chief Commercial Officer of Catalent, Inc. in September 2022, previously having served Catalent as President, Biologics and Chief Commercial Officer from January 2020 to October 2021. After retirement, Ms. Flynn served on an interim basis as Catalent’s President, Biomodalities from April 2023 to October 2023. Prior to joining Catalent, Ms. Flynn served as the Senior Vice President and Chief Commercial Officer of West Pharmaceutical Services, Inc from 2016 to 2019, having previously served as that company’s President, Pharmaceutical Packaging Systems since 2014. Ms. Flynn has served on the board of Sotera Health Company since November 2023 and the board of Stevanato Group since May 2024. She also is a member of the Board of Trustees of The Franklin Institute and serves in the Hesburgh Women of Impact mentorship program for the University of Notre Dame. Ms. Flynn is also a director of GermFree Laboratories. Previously, Ms. Flynn was a board member of Catalent from September 2022 to January 2024 and served on the Board of Directors for Recro Pharmaceuticals. Ms. Flynn holds a Master of Science in Business Administration from Boston University, a Master of Science in Engineering from the University of Pennsylvania and a Bachelor of Science in Pre-Professional Studies from the University of Notre Dame. Ms. Flynn’s qualifications for service as a member of our Board include her experience leading high growth businesses and her extensive background in commercial strategy, strategic planning, innovation and quality management.

Sarah E. Hlavinka has served as a member of our Board since 2019. Since 2022, Ms. Hlavinka has served as Executive Vice President, Chief Legal Officer and Corporate Secretary of The ODP Corporation, the parent company of Office Depot, LLC and a publicly-traded provider of business services, products and digital workplace technology solutions through an integrated B2B distribution platform. From August 2018 to March 2022, Ms. Hlavinka served as Senior Vice President, General Counsel and Secretary of Itron, Inc., a publicly traded technology and services company focused on critical infrastructure solutions. Prior to joining Itron, from January 2017 to July 2018, Ms. Hlavinka served as Executive Vice President, General Counsel and Secretary of Xerox Corporation, a publicly traded document management systems and solutions company. Prior to joining Xerox Corporation, from 2007 to 2017, Ms. Hlavinka served as Executive Vice President, General Counsel and Secretary of ABM Industries Incorporated, a publicly traded integrated facility services provider. She also served in various corporate legal roles in companies including Fisher Scientific International, Benchmark Electronics, and Hewlett Packard Company. Ms. Hlavinka served as the acting general counsel for Fisher Scientific when it merged with Thermo Electron Corporation in 2006. Ms. Hlavinka currently serves as a member of the board of directors of Telesis Bio. Additionally, Ms. Hlavinka served as a director of Cigna Life Insurance Company of New York from 2013 to 2020. Ms. Hlavinka holds a J.D. from the University of Texas School of Law and a B.A. in history from Texas A&M University. Ms. Hlavinka’s qualifications for service as a member of our Board include her significant experience as a senior executive of global companies operating in a variety of industries and her substantial expertise in corporate governance, mergers and acquisitions and risk management.

Martin D. Madaus, Ph.D. has served as a member of our Board since 2010 and served as Chairman from August 2022 to March 2025. Dr. Madaus previously served as our Executive Chairman from November 2010 to June 2014, as our Chief Executive Officer from October 2011 to July 2012 and as our President from June 2011 to July 2012. From September 2020 to April 2021, he served as the Chief Operations Officer of Sherlock Biosciences, Inc., a molecular diagnostics company. He also serves as Operating Executive to The Carlyle Group, a multinational private equity, alternative asset management and financial services corporation, since February 2019. From June 2014 to February 2019, Dr. Madaus served as Chairman and Chief Executive Officer at OrthoClinical Diagnostics, Inc., a diagnostics company that makes products and diagnostic equipment for blood testing. Previously, Dr. Madaus was the Chairman, President and Chief Executive Officer of Millipore Corporation, a life sciences company serving the bioscience research and biopharmaceutical manufacturing industry, from 2005 to 2010, when Millipore was acquired by Merck KGaA. Dr. Madaus currently serves as a member of the board of directors of the following companies: Hologic, Inc. (NASDAQ: HOLX), Repligen Corp. (NASDAQ:RGEN), Azenta, Inc. (NASDAQ: AZTA), Emulate, Inc., Unchained Labs, Inc., and Syntis Bio. Dr. Madaus served as a member of the board of directors of Standard Biotools (NASDAQ:LAB) from January 2022 until January 2024 when it acquired SomaLogic. Dr. Madaus received a Doctor of Veterinary Medicine from the University of Munich in Germany and a Ph.D. in Veterinary Medicine from the Veterinary School of Hanover in Germany. Dr. Madaus’s qualifications for service as a member of our Board include his extensive public and private company board experience and his substantial knowledge of and managerial experience in the diagnostics industry.

Ivana Magovčević-Liebisch, Ph.D., J.D. has served as a member of our Board since October 2024. She has served as President and Chief Executive Officer of Vigil Neuroscience, Inc. and as a member of their board of directors since July 2020. Prior to Vigil, Dr. Magovčević-Liebisch was Executive Vice President, Chief Business Officer at Ipsen, a pharmaceutical company, from March 2018 to April 2020, where she led the External Innovation, Business Development and Alliance Management functions. Prior to Ipsen, Dr. Magovčević-Liebisch was Executive Vice President, Chief Strategy and Corporate Development Officer at Axcella Health Inc. from May 2017 to March 2018, and Senior Vice President, Head of Global Business Development for the specialty drug business at Teva Pharmaceutical Industries Ltd. from March 2013 to May 2017. Dr. Magovčević-Liebisch previously worked at Dyax Corp. (acquired by Shire plc, now Takeda Pharmaceutical Co Ltd ) from April 2001 to March 2013 in management roles of increasing scope and responsibility, including Executive Vice President and Chief Operating Officer, where she launched the company’s first drug, Kalbitor® for an orphan indication, Hereditary Angioedema. Dr. Magovčević-Liebisch began her biopharma career at Transkaryotic Therapies, Inc. (acquired by Shire plc, now Takeda Pharmaceutical Co Ltd), where she was Director of Intellectual Property and Patent Counsel from 1998 to 2001. Dr. Magovčević-Liebisch is currently a member of the board of directors of Acrivon Therapeutics, Inc. Previously, she was the Chairperson of the board of directors of ABSCI Corporation and was a member of the board of directors of Aeglea BioTherapeutics, Inc. (now Spyre Therapeutics, Inc.) and Applied Genetic Technologies Corporation (acquired by Syncona Ltd, now Beacon Therapeutics Holdings Ltd). Dr. Magovčević-Liebisch is also a trustee of the Boston Museum of Science and of the Boston Ballet, and overseer of Beth Israel Deaconess Medical Center. She received a BA in Biology and Chemistry from Wheaton College, a Ph.D. in Genetics from Harvard University, and a J.D. in High Technology Law from Suffolk University Law School. Dr. Magovčević-Liebisch’s qualifications for service as a member of our Board include over 25 years of senior management experience in the biotechnology and pharmaceutical industry.

Paul M. Meister has served as a member of our Board since 2013. Mr. Meister is a partner in Novalis LifeSciences, a life science focused venture firm, and is Co-Founder and Chief Executive Officer of Liberty Lane Partners, LLC, a private investment company with diverse investments in healthcare, technology, and distribution-related industries. Mr. Meister served as President of MacAndrews & Forbes from 2014 to 2018. Mr. Meister also served as Executive Vice Chairman of Revlon, Inc., a leading beauty products company, on an interim basis from January 2018 to November 2018, when the Chief Executive Officer of Revlon, Inc. resigned. Mr. Meister previously served as Chairman and Chief Executive Officer of inVentiv Health (now known as Syneos Health, Inc.), a provider of commercial, consulting, and clinical research services to the pharmaceutical and biotech industries, from 2010 to 2015. Mr. Meister was Chairman of Thermo Fisher Scientific, Inc., a scientific instruments equipment and supplies company, from November 2006 to April 2007. He was previously an executive officer of Fisher Scientific International, Inc, a predecessor of Thermo Fisher Scientific, Inc. from 1991 to 2006. Mr. Meister has served as a director of Aptiv PLC, a leading global technology and mobility company primarily serving the automotive sector, since 2019; Amneal Pharmaceuticals, Inc., a global pharmaceutical company, since 2019; and Oaktree Acquisitions Corp III, a company incorporated for the purpose of effecting a business combination with one or more businesses, since 2024. He also previously served as a director of Oaktree Acquisitions Corp from 2019 to 2020, Oaktree Acquisitions Corp II from 2020 to 2022, Scientific Games Corporation, which provides customized, end-to-end solutions to the gaming industry, from 2012 to 2020, LKQ Corporation, a distributor of vehicle products, from 1999 to 2018, vTv Therapeutics, Inc., a clinical-stage biopharmaceutical company, from 2015 to 2018 and Revlon, Inc. from 2016 to 2019. Mr. Meister is Co-Chair of the University of Michigan’s Life Sciences Institute External Advisory Board and Chair of the Provost’s Advisory Committee. Mr. Meister has an M.B.A. from Northwestern University and a B.A. from the University of Michigan. Mr. Meister’s qualifications for service as a member of our Board include his financial and investment expertise and his extensive knowledge of the life sciences industry.

David R. Walt, Ph.D. was our founding scientist and has served as a member of our Board since 2007. Since 2017, Dr. Walt has served as Hansjörg Wyss Professor of Biologically Inspired Engineering and Professor of Pathology at Harvard Medical School in the Department of Pathology at the Brigham and Women’s Hospital and as a core faculty member of the Wyss Institute for Biologically Inspired Engineering. He is also a Howard Hughes Medical Institute Professor. He previously served as University Professor, Professor of Chemistry, Professor of Biomedical Engineering, Professor of Genetics, Professor of Neuroscience, Professor of Cell and Molecular Biology, and Professor of Oral Medicine at Tufts University, from 1981 to 2017. Dr. Walt was also the founding scientist of Illumina, Inc. and served as a member of its board of directors from 1998 to 2016. He served on the board of directors of Cerulean Pharma Inc. (which was acquired by Daré Bioscience, Inc.) from 2016 to 2017. From 2013 to 2021, Dr. Walt served on the board of directors of Exicure, Inc., a publicly traded company that develops therapeutics for immuno-oncology, inflammatory diseases and genetic disorders. Dr. Walt was also a founder and currently serves as a member of the board of directors of Arbor Biotechnologies, Inc., Protillion Biosciences, and Vizgen. He has received numerous national and international awards and honors for his fundamental and applied work in the field of optical sensors, microwell arrays and single molecule detection. He is a member of the U.S. National Academy of Engineering, U.S. National Academy of Medicine, the American Philosophical Society, American Academy of Arts and Sciences, a fellow of the American Institute for Medical and Biological Engineering, a fellow of the National Academy of Inventors, and a fellow of the American Association for the Advancement of Science. He has been inducted in the U.S. National Inventors Hall of Fame. Dr. Walt has a B.S. in Chemistry from the University of Michigan and a Ph.D. in Chemical Biology from Stony Brook University. Dr. Walt’s qualifications for service as a member of our Board include his experience in developing life sciences companies and his expertise in chemistry, diagnostics technologies and biomedical engineering.

Audit Committee

Our Board has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. This committee currently has five members, Jeffrey Elliott (Chairperson), William Donnelly, Sarah Hlavinka, Martin Madaus, Ph.D., and Paul Meister.

All members of the Audit Committee satisfy the independence standards promulgated by the SEC, and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. Our Board has determined that each of Jeffrey Elliott, Paul Meister and William Donnelly is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Procedures by Which Stockholders May Nominate Directors

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Executive Officers

The following table sets forth certain information regarding our executive officers as of April 1, 2025. We have entered into employment agreements with our executive officers. Dr. Toloue and Ms. Sriram are both at-will employees. See Item 11 “Compensation Discussion & Analysis — Employment Agreements with our Named Executive Officers” and “Potential Payments upon Termination or Change-In-Control” below for additional information about Dr. Toloue’s and Ms. Sriram’s employment agreements.

Name	Age	Position(s) with Quanterix
Masoud Toloue, Ph.D.	44	President and Chief Executive Officer
Vandana Sriram	51	Chief Financial Officer and Treasurer

Dr. Toloue’s biography is set forth above under “Board of Directors.”

Vandana Sriram joined Quanterix in August 2023 as Chief Financial Officer. Ms. Sriram served as Senior Vice President of Global Finance at Azenta Life Sciences from September 2021 to August 2023 where she was responsible for the Controllership, FP&A and segment CFO activities as a member of the leadership team. Prior to Azenta, Ms. Sriram served from July 1999 to September 2021 at GE in positions of increasing responsibility and in multiple geographies, most recently as the head of FP&A for GE Aviation, a leading provider of commercial and military jet engines and components. Ms. Sriram graduated with a bachelor’s degree in commerce from Delhi University and is a chartered accountant from the Institute of Chartered Accountants of India. She also graduated from the GE Experience Financial Leadership Program and is a registered CPA.

Code of Business Conduct and Ethics

We have adopted a corporate code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.quanterix.com under “Investors — Corporate Governance — Governance Highlights” and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 900 Middlesex Turnpike, Building 1, Billerica, Massachusetts 01821. Disclosure regarding any amendments to, or waivers from, provisions of the code that apply to our directors, principal executive officer or principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

Relationships, Legal Proceedings and Arrangements

There is no family relationship between any of our directors or executive officers. To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings which are required to be disclosed pursuant to the rules and regulations of the SEC. There are no arrangements between any director or executive officer of Quanterix and any other person pursuant to which he/she was, or will be, selected as a director or executive officer, respectively.

Delinquent Section 16(a) Reports

Our records reflect that all reports required to be filed with the SEC pursuant to Section 16(a) of the Exchange Act were filed on a timely basis except for the following: (i) a gift of 1,000 shares of our common stock by David Walt to a family member on October 12, 2022 that was required to have been reported on a Form 5 by February 14, 2023 was not timely filed, (ii) a gift of 1,000 shares of our common stock by David Walt to a family member on March 9, 2023 that was required to have been reported on a Form 4 by March 13, 2023 was not timely filed, and (iii) the purchase of 47,000 shares of our common stock by David Walt on August 20, 2024 that was required to have been reported on a Form 4 by August 22, 2024 was not timely filed. All such transactions were reported on a Form 4 filed by David Walt on September 17, 2024.

Insider Trading Policy

We maintain an Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale and other dispositions of our securities by our officers, directors, employees and consultants, as well as certain persons related to or living with such persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as The Nasdaq Stock Market listing standards applicable to us. The Insider Trading Policy prohibits trading while in possession of material nonpublic information and providing material nonpublic information to other persons who may trade on the basis of such information. The Insider Trading Policy prohibits insiders from engaging in short sales of our securities, trading in public options or other derivative securities, and holding our securities in margin accounts. The Insider Trading Policy also provides for quarterly and other restricted trading periods and certain pre-clearance procedures for our directors and officers and certain other specified persons. It is our policy that Quanterix will not engage in transactions in our securities while in possession of material non-public information relating to us or our securities, other than in compliance with applicable law, including, but not limited to, Rule 10b5-1 under the Exchange Act.

A copy of the Insider Trading Policy was filed as Exhibit 19.1 to the Original Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Compensation Committee of our Board has reviewed and discussed the Compensation Discussion and Analysis that appears below in this Amendment No. 1 with our management. Based on this review and discussion, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Members of the Compensation Committee:
Karen A. Flynn (Chairperson)
William P. Donnelly
Ivana Magovčević-Liebisch, Ph.D., J.D.
David R. Walt, Ph.D.

Compensation Discussion and Analysis

This section describes the principal components of the compensation program for our named executive officers. The following executives were our named executive officers for the fiscal year ended December 31, 2024:

Name	Title
Masoud Toloue, Ph.D.(1)	President and Chief Executive Officer
Vandana Sriram(2)	Chief Financial Officer and Treasurer
(1)	Dr. Toloue became President and Chief Executive Officer of Quanterix on April 25, 2022.
(2)	Ms. Sriram joined Quanterix as Chief Financial Officer and Treasurer on August 21, 2023.

Executive Summary

Compensation Governance Highlights

What We Do	What We Don’t Do
Reward performance according to pre-established performance goals, subject to Compensation Committee discretion	Permit hedging or pledging of our stock
Provide a meaningful portion of the compensation of our Chief Executive Officer and other named executive officers through performance-based or at-risk compensation	Include automatic compensation increases or equity grants in our employment agreements
Establish stock ownership guidelines for our executive officers	Provide for excessive cash severance
The Compensation Committee retains an independent compensation consultant	Provide single trigger change of control benefits
We hold an annual advisory vote on executive compensation	Provide our executives with golden parachute tax gross-ups
Cap payouts under our compensation plans to discourage inappropriate risk taking by our executives	Maintain executive pension plans or other retirement programs that are not generally available to all employees
Provide for double-trigger change in control severance provisions

Compensation Program Overview

Our Compensation Committee strives to design and implement executive compensation programs that attract, retain, and motivate our executives, while aligning our executives’ interests with our business strategy and the interests of our stockholders.

The compensation of our named executive officers in 2024 consisted of three main elements:

Element	Award Vehicle	Guaranteed vs. At Risk	Performance vs. Time Based
Base Salary	Cash	Guaranteed	Not applicable
Annual Cash Incentive Bonus	Cash	At Risk	Performance-Based
Long-Term Incentive Equity	Restricted Stock Units	At Risk	Time-Based
(“RSUs”) and Stock Options

2024 Target Pay Mix

Consistent with our philosophy of aligning executive compensation with our short- and long-term performance, and to foster alignment with stockholder interests, our compensation programs are designed to provide a mix of compensation elements. Although we do not have a pre-established policy or target for allocating between the various compensation elements, the allocation is influenced by data from our compensation peer group, our short- and long-term objectives and factors specific to individual executives.

The following charts depict the allocation of the compensation elements of our Chief Executive Officer and Chief Financial Officer in 2024:

Stockholder Advisory Vote on Executive Compensation

At our 2024 annual meeting of stockholders, our stockholders indicated their support for our executive compensation with 98% of the votes cast being in favor of our executive compensation program (“Say-on-Pay”). We value the opinions of our stockholders, and, for that reason, we have a Say-on-Pay every year.

Compensation Overview

Compensation Objectives. The primary objectives of our executive compensation programs are to:

●	attract, retain and motivate the best possible executive talent;
●	ensure executive compensation is aligned with our corporate strategies and business objectives;
●	promote the achievement of key strategic and financial performance measures by linking incentive-based awards to the achievement of measurable corporate and individual performance goals; and
●	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, the Compensation Committee periodically evaluates our executive compensation programs and seeks to set compensation at levels the Compensation Committee believes are necessary to allow us to compete for executive talent with other companies in our industry.

Compensation Process

Role and Authority of the Compensation Committee. The Compensation Committee oversees our executive compensation programs. In this role, the Compensation Committee reviews and approves the compensation of our executive officers. The Compensation Committee’s practice has been to establish fiscal year base salaries and to approve annual and long-term incentive awards, on an annual basis. From time-to-time, the Compensation Committee makes other adjustments to individual compensation arrangements due to promotions, changes of responsibilities or other appropriate circumstances.

Under its charter, the Compensation Committee has delegated authority to award equity grants to the Equity Award Subcommittee of the Compensation Committee. The Equity Award Subcommittee currently consists of William Donnelly, Karen Flynn and Ivana Magovčević-Liebisch, all of whom qualify as independent directors and non-employee directors under applicable rules.

Role of Compensation Consultants. The Compensation Committee retained Pay Governance, LLC (“PayGov”) as its independent compensation advisor for 2024. Services provided by PayGov included assistance in reviewing trends in executive compensation, selecting our compensation peer group and designing our executive compensation programs. PayGov also assisted the Compensation Committee in obtaining compensation benchmark data and establishing the target compensation levels of our executive officers. PayGov provides no services to us other than those performed on behalf of the Compensation Committee. The Compensation Committee considers the independence of its compensation consultant on an annual basis.

Role of Management. The Compensation Committee receives input from our Chief Executive Officer and other members of our senior management team with respect to compensation programs for our executives. The Compensation Committee also receives input from our Chief Executive Officer on the performance of our other executives and on compensation decisions for those executives. The Compensation Committee considers, but is not bound by and does not always accept, the recommendations of our Chief Executive Officer or the other members of our management team with respect to compensation matters. While our Chief Executive Officer and certain other members of our senior management team typically attend Compensation Committee meetings, the Compensation Committee regularly meets in executive session without management present. Our Chief Executive Officer is not present during voting or deliberations on his compensation.

As a general guideline, the Compensation Committee seeks to establish the target total compensation of our executive officers at or slightly above the median of our peers, assuming that we meet the performance targets established for incentive-based programs. An individual executive’s target compensation may be higher or lower than this guideline based on his or her particular background, experience and performance, market factors and internal equity. These factors are weighed by the Compensation Committee in its judgment, and no one factor takes precedence over the others.

In determining our compensation peer group, the Compensation Committee selects companies that are similar to us based on criteria such as industry, market capitalization, revenue and revenue growth and number of employees. In establishing the fiscal 2024 compensation of our executive officers, the Compensation Committee reviewed our compensation peer group with the assistance of PayGov. The companies in our fiscal 2024 peer group were as follows:

Adaptive Biotechnologies	OmniAb, Inc.
Castle Biosciences, Inc.	Pacific Biosciences of California, Inc.
Cryoport, Inc.	Quantum-Si incorporated
Cytek Biosciences, Inc.	Seer, Inc.
Maravai LifeSciences Holdings, Inc.	SomaLogic, Inc.
Mesa Laboratories, Inc.	Twist Bioscience Corporation
Nautilus Biotechnology	Veracyte, Inc.

Elements of Our Compensation Program

The primary elements of our executive compensation program are base salary, annual cash incentive bonus programs and long-term incentive equity programs.

The Compensation Committee has not adopted a formal policy for allocating between short- and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee, after reviewing information provided by its compensation consultant and other relevant information, determines what it believes to be the appropriate level and mix of compensation components.

Base Salary

Base salaries provide fixed compensation to our executives. Generally, we believe that executive base salaries should be competitive with salaries for executives in similar positions at comparable companies, including those in our compensation peer group. Base salaries are reviewed at least annually by the Compensation Committee and are adjusted from time to time to realign salaries with market levels after considering factors such as individual roles and responsibilities, performance, experience, market conditions, and information from our compensation consultant.

The 2023 and 2024 base salaries for our 2024 named executive officers were as follows:

	2023 Base	2024 Base	%
Executive	Salary	Salary	Change
Masoud Toloue, Ph.D.	$600,000	$650,000	8.3%
Vandana Sriram(1)	$440,000	$446,160	1.4%
(1)	Ms. Sriram joined Quanterix as Chief Financial Officer and Treasurer on August 21, 2023, and her 2024 base salary increase was pro-rated based on her start date.

Annual Cash Incentive Bonus Program

Our Annual Cash Incentive Bonus Program is designed to encourage our executives, including our named executive officers, to achieve specified corporate and individual performance objectives. The Annual Cash Incentive Bonus Program emphasizes pay for performance and is intended to align executive compensation with the achievement of specified operating results. The structure of the 2024 Annual Cash Incentive Bonus Program was established by the Compensation Committee as follows:

For each of our named executive officers, the target award is multiplied by a corporate performance factor and an individual performance factor to arrive at the actual award.

2024 Annual Cash Incentive Bonus Program Target Awards. The Compensation Committee annually sets individual target awards expressed as a percentage of each participant’s base salary earned during the year. The Compensation Committee takes into account market data and annual cash incentive levels for comparable positions at companies in our compensation peer group. For 2024, the Compensation Committee determined the target incentive opportunities shown below for the named executive officers:

2024 Target Award
Executive	(% of Base Salary)
Masoud Toloue, Ph.D.	100%
Vandana Sriram	70%

2024 Annual Cash Incentive Bonus Program Corporate Performance Factor. For 2024, the Compensation Committee approved the calculation of the corporate performance factor based on company performance against specified levels of achievement of revenue, non-GAAP gross margin, cash usage and certain corporate strategic objectives, with each factor weighted at 40%, 20%, 10% and 30%, respectively. The threshold level of achievement for each performance element was set at 0.5x of the target level, and the maximum level of achievement was set at 1.5x of the target level. Each performance metric was calculated on a sliding scale between the threshold, target and maximum values, as applicable. Non-GAAP gross margin is calculated by including shipping and handling costs for product sales within cost of product revenue instead of within selling, general and administrative expenses.

The strategic objectives for 2024 were:

●	menu expansion through the launch of new assays;
●	progress towards a new platform launch;
●	achievement of certain commercial bookings targets;
●	achievement of revenue targets related to certain strategic initiatives; and
●	full remediation of material weaknesses.

We believe that the performance targets set by the Compensation Committee were established at levels appropriately challenging to attain and that they required considerable and increasing collective effort on the part of our employees, including our named executive officers, to achieve.

Under the annual cash incentive bonus program, the Compensation Committee has discretion to adjust the calculation of company performance to take account of unanticipated or non-routine events or transactions to ensure the program appropriately rewards performance and prevents unintended windfalls or penalization to participants. After the end of 2024, the Compensation Committee determined that it was appropriate to adjust the calculation of gross margin performance and cash usage to eliminate the effects of certain non-routine events and developments that were not anticipated when the performance targets were initially set, including, for example, expenses associated with the restatement of our financial statements. These adjustments to gross margin and cash usage performance are reflected in the table below.

The threshold, target, and maximum goals and the associated payout factors for each performance metric, and the actual performance and performance factors with respect to each such metric as applicable to the corporate performance factor were as follows:

		Threshold	Target	Maximum			Performance	Weighted
	Weight	(0.5x)	(1.0x)	(1.5x)	Actual		Factor	Payout
2024 Revenue ($)	40%	$135 million	$143.5 million	$159 million	$137.4 million		0.62x	25%
Non-GAAP Gross Margin(1)	20%	55%	59%	62%	57	%(2)	0.69x	14%
Cash usage	10%	$(30.0) million	$(24.0) million	$(14.0) million	$(25.3) million	(2)	0.83x	8%
Strategic Objectives	30%	Up to 3% each	Up to 6% each	Up to 9% each	28%		0.95x	29%
Total	100%							75%
(1)	For a reconciliation to GAAP, excluding the adjustments referred to in footnote (2), and other pertinent information, refer to page 60 of the Original Form 10-K.
(2)

Reflects adjustments approved by the Compensation Committee to eliminate the effect of certain non-routine events and developments that were not anticipated when the performance targets were initially set, as discussed above.

The Committee reviewed our performance against the metrics set forth above and took note of the numerical result of 75% (or 0.75x). The Committee then took into account that we achieved 12% revenue growth in 2024 in a capital-constrained environment and that our revenue growth outperformed the median 2024 revenue growth of our 2025 proxy peer group, which was 2%, and outperformed the 2024 revenue growth of all but one of our 2025 proxy peers in the life sciences tools and services segment. Additionally, the Compensation Committee considered that our revenue growth was superior to that of certain larger companies in the life sciences tools and services segment, which had growth rates that were predominantly flat to declining. In light of our achievements in 2024 and our overall revenue performance during 2024, the Compensation Committee approved a corporate performance factor of 0.9x.

2024 Annual Cash Incentive Bonus Program Individual Performance Factor. The individual performance factor for our named executive officers was capped at 1.1x for a maximum level of achievement. Each of our named executive officers was assigned personal objectives designed to support our corporate goals and objectives and to be consistent with the executive’s roles and responsibilities.

The individual performance factor for each of our named executive officers was determined by the Compensation Committee based on its assessment of the executive’s individual performance, taking into account the executive’s personal objectives and the recommendation of our Chief Executive Officer (for executives other than himself). For 2024, based on its review of our named executive officers’ respective individual performance, the Compensation Committee established the individual performance factors for our named executive officers as follows: Dr. Toloue — 1.0x and Ms. Sriram — 0.91x.

2024 Annual Cash Incentive Program Actual Awards. Based on the above, our named executive officers received cash payouts under our 2024 Annual Cash Incentive Bonus Program as follows. Payments were determined based on each individual executive’s base salary earned in 2024.

	Target Award	Corporate	Individual
	(% of Base	Performance	Performance	Payment
Executive	Salary)	Factor	Factor	($)
Masoud Toloue, Ph.D.	100%	0.9x	1.0x	$585,000
Vandana Sriram	70%	0.9x	0.91x	$255,784

2024 Long-Term Incentive Equity Program

A significant portion of our executive compensation is delivered in the form of long-term equity incentive awards. We believe that equity-based grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and stockholders. In addition, the vesting feature of the equity grants furthers our goal of executive retention by providing an incentive to our executives to remain in our employ during the vesting period. All grants of equity-based awards to our executives are approved by the Equity Award Subcommittee of the Compensation Committee and are made pursuant to our 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”). In determining the size of equity-based awards to our executives, the Equity Award Subcommittee considers factors such as scope of responsibility, the applicable executive’s performance, the amount of equity previously awarded to the executive, the vesting of such awards, the recommendations of our Chief Executive Officer, equity award levels for similarly situated executives at our peer companies and other market data provided by PayGov, the Compensation Committee’s independent consultant.

We have historically granted equity awards in the form of stock options and RSUs. We believe that stock options, which are granted with an exercise price equal to the fair market value of our common stock on the grant date, provide an appropriate long-term incentive for our executives because stock options reward our executives only to the extent our stock price increases over time. Likewise, we believe that RSUs, the value of which tends to be subject to less variability than stock options, encourage our executives to take actions that foster long-term stock price appreciation while also encouraging retention.

The Equity Award Subcommittee approved 2024 Long Term Incentive Equity awards for our named executive officers as set forth in the following table:

	2024
	Approximate	Number of Stock	Number
Executive	Award Value ($)	Options	of RSUs
Masoud Toloue, Ph.D.	$5,200,000	227,262	67,532
Vandana Sriram	$1,900,000	83,038	24,675

The stock options and RSUs granted vest over a four-year period, with one-fourth of each of the stock options and RSUs vesting on the first anniversary of the grant date and the remainder vesting ratably on a monthly basis over the next three years, provided the recipient remains with us through the applicable vesting date. Stock options were valued according to their Black-Scholes valuation as of the grant date. For our named executive officers, the number of stock options and RSUs awarded was determined on a 70% Option / 30% RSU ratio, which we believe provides an appropriate balance of incentives for our senior executives.

All awards are granted under a shareholder-approved plan and stock options are granted at an exercise price at or above the closing market price of our common stock on the date of grant. Equity awards, including options, are not granted in anticipation of the release of material non-public information, and the release of material non-public information is not timed on the basis of option or equity grant dates.

Additional detail regarding awards to the named executive officers can be found in the “Summary Compensation Table,” “2024 Fiscal Year Grants of Plan-Based Awards” table and “Outstanding Equity Awards at 2024 Fiscal Year-End” table elsewhere in this Item 11.

Other Benefits

We provide a broad-based benefit program to our eligible employees. In 2024, we provided the following benefits to our named executive officers on the same basis as our other eligible employees:

●	health insurance;
●	vacation, holidays and sick days;
●	life insurance and supplemental life insurance;

●	short-term and long-term disability insurance; and
●	a 401(k) retirement plan.

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Severance and Change of Control Benefits

Dr. Toloue and Ms. Sriram are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change of control of Quanterix. We consider these severance and change of control benefits to be an important component of our executive compensation program and consistent with competitive market practice. We believe that providing appropriate severance and change of control benefits helps to attract and retain qualified executives by mitigating the risks associated with leaving a previous employer and accepting a new position with us, and by reducing financial uncertainty associated with an unexpected termination or termination following a change of control. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the caption “Potential Payments Upon Termination or Change-In-Control” below. Our practice has been to structure change of control benefits so that cash benefits are paid only if the employment of the executive is terminated or if the executive resigns for good reason during specified periods before or after a change of control has occurred. Vesting of equity in connection with a change of control will generally only occur if the executive is not provided with a comparable replacement equity award or if the employment of the executive is terminated or if the executive resigns for a reason during a specified period before or after the change of control (commonly referred to double trigger vesting).

Tax Considerations

The Compensation Committee considers tax and accounting implications in its executive compensation determinations, although in some cases, other important considerations may outweigh tax or accounting considerations, and the Compensation Committee maintains the flexibility to compensate its executive officers in accordance with our compensation philosophy.

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers, subject to certain transition relief applicable to certain arrangements in place as of November 2, 2017, and not materially modified after such date. While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee retains the discretion to award compensation that is not deductible as it believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation in order to structure a program that we consider to be the most effective in attracting, motivating and retaining key executives.

If accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Anti-Hedging and Pledging Policy

Our policies prohibit our personnel, including officers and directors, from entering into any hedging-type transactions with respect to our stock and from pledging our stock.

Compensation Risk Assessment

Following a review of our compensation policies and practices, our Compensation Committee believes that risks arising from those policies and practices are not reasonably likely to have a material adverse effect on the Company. In reaching this conclusion, our Compensation Committee believes that compensation-related risk is limited by a number of factors, including the following:

●	Our compensation packages include multiple elements, including fixed and variable compensation, the amount and mix of which is appropriate to an employee’s level and role in the Company.
●	Our variable compensation programs employ a number of different performance metrics that are aligned with our near term and strategic objectives and the interests of our stockholders.
●	Our long-term incentive equity awards are designed to align the interests of our employees and management with the interests of our stockholders.

●	We limit the payouts under our annual cash incentive bonus programs to an amount that is appropriate to the recipient’s role in the Company.

We believe that, taken as a whole, the various elements of our compensation packages mitigate compensation-related risk by reducing the focus on any single compensation element or performance metric, by encouraging our employees to consider both long- and short-term goals that are aligned with the interests of our stockholders and by discouraging excessive risk in order to reach performance goals or to achieve excessive payouts.

Compensation Clawback Policy

As of December 1, 2023, our Board adopted a compensation clawback policy (the “Clawback Policy”) in accordance with Section 10D of the Exchange Act and Nasdaq listing standards. The Clawback Policy applies to our current and former executive officers within the meaning of Rule 10D-1(d) of the Exchange Act (“Subject Executive Officers”). In the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that corrects an error that is not material to previously issued financial statements but would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, our policy is to require any such executive officer who received “excess compensation” during the three completed fiscal years preceding the date of preparation of the restatement to repay or forfeit such excess compensation reasonably promptly. “Excess compensation” means any amount of incentive-based compensation (generally, compensation based on stock-price or financial measures) received by such executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the applicable accounting restatement, computed without regard to any taxes paid. The Clawback Policy is administered by our Board.

In connection with its efforts to remediate a material weakness in its internal control over financial reporting relating to the operating effectiveness of internal controls associated with the accounting for inventory, and while performing closing procedures for the third quarter of 2024, management identified an error related to the capitalization of labor and overhead costs in our inventory balances in prior periods (the “Misstatement”). The error was not caused by any override of controls, misconduct, or fraud. The correction of the Misstatement impacted the previously reported amounts of inventory, cost of product revenue, net loss per common share, and all related financial statement subtotals and totals. As a result of the Misstatement, we restated our audited Consolidated Financial Statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December, 31 2023, unaudited Consolidated Financial Statements for the quarterly and year-to-date (as applicable) periods of 2022 and 2023 and unaudited Consolidated Financial Statements for the quarters ended March 31, 2024 and June 30, 2024 (collectively, the “Restatement”). We concluded that recovery of erroneously awarded compensation was not required under the Clawback Policy as no excess compensation was paid to any Subject Executive Officer for fiscal year 2023, the only restatement period covered under the Clawback Policy, because use of the restated numbers in calculating incentive-based compensation resulted in the same or higher achievement under relevant financial objectives.

Employment Agreements with the Current Named Executive Officers

Dr. Toloue joined us in June 2021 as President of Quanterix and Diagnostics. Effective April 25, 2022, Dr. Toloue assumed the role of President and Chief Executive Officer and joined our Board. In connection with Dr. Toloue’s new role, the Compensation Committee approved an amended and restated employment agreement effective as of April 25, 2022. Under the agreement, Dr. Toloue’s initial annualized base salary was $550,000. Dr. Toloue also was eligible for a target award of 100% of his annual base salary under the 2022 Annual Cash Incentive Bonus Program and he was granted a long-term equity incentive equity award, comprised of stock options and RSUs having an aggregate grant-date fair value of $2,000,000, consisting of 70% stock options and 30% restricted stock units and vesting over a four-year period. Pursuant to this agreement, in the event we terminate Dr. Toloue’s employment without cause or Dr. Toloue terminates his employment with us for good reason, he is entitled to continuation of his then-current base salary and health insurance benefits for twelve months, an amount equal to his target bonus for the applicable year and acceleration of any of the unvested portion of his initial equity award that would have vested during the severance period had he remained employed during such time. If such termination occurs within 90 days prior to, or twelve months following, a change in control, he is also entitled to accelerated vesting of all outstanding but unvested equity. In April 2024, the agreement was amended to provide for salary continuation for 24 months if he is terminated without cause, or if he resigns for good reason within the 90-day period immediately preceding or the twelve-month period immediately following a change-in-control.

Ms. Sriram joined us in August 2023 as Chief Financial Officer pursuant to an employment agreement entered into on August 3, 2023. Under the employment agreement, her initial annualized base salary was $440,000. Ms. Sriram was also eligible to receive an annual performance bonus with a bonus target of 70% of her annual base salary, based on her actual base salary earned during the year. Ms. Sriram also received an initial sign-on equity award of $800,000, consisting of 70% stock options and 30% restricted stock units and vesting over a four-year period. If Ms. Sriram’s employment is terminated by us without cause or she resigns for good reason, she will receive continued payment of her base salary for six months, payment of an amount equal to her prorated annual target bonus for the year of termination, acceleration of the unvested portion of her initial equity award that would have vested on or before August 21, 2024, and health benefits continuation for six months. If Ms. Sriram’s employment is terminated by us without cause or she resigns for good reason within the 90-day period immediately preceding or the twelve-month period immediately following a change of control, in addition to the foregoing she will receive acceleration of vesting for all unvested equity. In April 2024, the agreement was amended to provide for (i) salary continuation for twelve months, (ii) payment of target bonus for the year of termination, (iii) acceleration of vesting of all unvested equity and (iv) continuation of health insurance benefits for twelve months, if she is terminated without cause, or if she resigns for good reason within the 90-day period immediately preceding, or the twelve month period immediately following, a change-in-control.

Executive Officer and Director Compensation Tables

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended December 31, 2024, 2023 and 2022 to our Chief Executive Officer and Chief Financial Officer.

						Non-Equity
				Stock	Option	Incentive	All Other
		Salary	Bonus	Awards	Awards	Plan Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Masoud Toloue, Ph.D.(6)	2024	642,848	—	1,559,989	3,639,998	585,000	5,192	6,433,027
President and Chief	2023	615,385	—	1,647,658	2,352,331	810,000	9,900	5,435,274
Executive Officer	2022	541,346	—	892,113	1,107,883	412,501	3,183	2,957,026
Vandana Sriram(7)	2024	446,222	—	569,993	1,329,999	255,784	15,525	2,617,523
Chief Financial Officer and	2023	144,083	—	307,016	492,989	151,511	3,554	1,099,153
Treasurer
(1)	Included in 2023 salary is $21,154 received by Dr. Toloue as a cash payout for accrued vacation time as we transitioned to an unaccrued, unlimited time-off policy for exempt employees in 2023.
(2)	These amounts represent the aggregate grant date fair value for RSUs granted during such fiscal year.
(3)

These amounts represent the aggregate grant date fair value for option awards granted during such fiscal year, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. A discussion of the assumptions used in determining grant date fair value for the option awards is included in the notes to our consolidated financial statements for the fiscal year ended December 31, 2024, included in the Original Form 10-K.

(4)

These amounts represent: (i) for 2024, cash amounts paid in 2025 for services in 2024 under our 2024 Annual Cash Incentive Bonus Plan, (ii) for 2023, cash amounts paid in 2024 for services in 2023 under our 2023 Annual Cash Incentive Bonus Plan and (iii) for 2022, cash amounts paid in 2023 for services in 2022 under our 2022 Annual Cash Incentive Bonus Plan.

(5)	The amounts represent the dollar value of matching contributions under our qualified 401(k) plan.
(6)	Dr. Toloue became President and Chief Executive Officer of Quanterix on April 25, 2022.
(7)	Ms. Sriram joined Quanterix on August 21, 2023 as Chief Financial Officer and Treasurer.

2024 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2024 to each of our named executive officers.

					All Other	All Other
					Stock	Option
					Awards:	Awards:	Exercise
					Number	Number	or Base	Grant Date
		Estimated Possible Payouts Under			of Shares	of	Price of	Fair Value
		Non-Equity Incentive Plan			of	Securities	Option	of Stock
		Awards(1)			Stock or	Underlying	Awards	and Option
Names	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)(2)	Options (#)(3)	($/sh)	Awards ($)(4)
(a)	(b)	(c)	(d)	(e)	(i)	(j)	(k)	(l)
Masoud Toloue, Ph.D.	—	—	650,000	1,072,500	—	—	—	—
	2/2/24	—	—	—	67,532	—	—	1,559,989
	2/2/24	—	—	—	—	227,262	23.10	3,639,998
Vandana Sriram	—	—	312,312	515,315	—	—	—	—
	2/2/24	—	—	—	24,675	—	—	569,993
	2/2/24	—	—	—	—	83,038	23.10	1,329,999
(1)

Reflects potential payouts under our 2024 Annual Cash Incentive Bonus Program. Amounts are based on individual performance factors with a range from 0.0x to 1.1x and a corporate performance factor with a range from 0.5x to 1.5x under the 2024 Annual Cash Incentive Bonus Program.

(2)	Represents RSUs that vest as to 25% on the first anniversary of the grant date, with the remaining 75% vesting in 36 equal monthly installments thereafter.
(3)	Represents non-qualified options that vest as to 25% on the first anniversary of the grant date, with the remaining 75% vesting in 36 equal monthly installments thereafter.
(4)

These amounts represent the aggregate grant date fair value for RSUs and option awards granted during such fiscal year, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value for the option awards is included in the notes to our consolidated financial statements for the fiscal year ended December 31, 2024, included in the Original Form 10-K.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2024, including both awards subject to performance conditions and non-performance-based awards, for each of our named executive officers.

	Option Awards(1)								Stock Awards(1)
											Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
										Awards:	Market or
										Number	Payout
										of	Value of
									Market	Unearned	Unearned
							Number of		Value of	Shares,	Number of
	Number of		Number of				Shares		Shares or	Units or	Shares or
	Securities		Securities				or Units of		Units of	Other	Units or
	Underlying		Underlying				Stock		Stock	Rights	Other
	Unexercised		Unexercised		Option	Option	That Have		That Have	That	Rights That
	Options (#)		Options (#)		Exercise	Expiration	Not		Not	Have Not	Have Not
Names	Exercisable		Unexercisable		Price ($)	Date	Vested (#)		Vested ($)(2)	Vested (#)	Vested ($)
Masoud Toloue, Ph.D.	58,645	(3)	26,667	(3)	24.40	4/25/2032	—		—	—	—
President and Chief Executive Officer	—		—		—	—	11,441	(3)	121,618	—	—
	118,894	(4)	140,522	(4)	14.82	2/2/2033	—		—	—	—
	—		—		—	—	60,224	(4)	640,181	—	—
	—		227,262	(5)	23.10	2/2/2034	—		—	—	—
	—		—		—	—	67,532	(5)	717,865	—	—
Vandana Sriram.	9,815	(6)	19,640	(6)	24.32	8/21/2033	—		—	—	—
Chief Financial Officer and	—		—		—	—	8,416	(6)	89,462	—	—
Treasurer	—		83,038	(7)	23.10	2/2/2034	—		—	—	—
	—		—		—	—	24,675	(7)	262,295	—	—
(1)

Each of the outstanding equity awards in this table was granted pursuant to the 2017 Plan. All equity awards vest, subject to continued service of the officer, as to 25% on the first anniversary of the grant date and as to the remaining 75% in 36 equal installments monthly thereafter.

(2)

The market value of the stock awards is determined by multiplying the number of shares by $10.63, the closing price of our common stock on The Nasdaq Global Market on December 31, 2024, the last trading day of our fiscal year.

(3)On April 25, 2022, Dr. Toloue was granted (i) an option to purchase 85,312 shares of our common stock and (ii)36,562 RSUs.

(4)	On February 2, 2023, Dr. Toloue was granted (i) an option to purchase 259,416 shares of our common stock and (ii) 111,178 RSUs.
(5)	On February 2, 2024, Dr. Toloue was granted (i) an option to purchase 227,262 shares of our common stock and (ii) 67,532 RSUs.
(6)	On August 21, 2023, Ms. Sriram was granted (i) an option to purchase 29,455 shares of our common stock and (ii) 12,624 RSUs.
(7)	On February 2, 2024, Ms. Sriram was granted (i) an option to purchase 83,038 shares of our common stock and (ii) 24,675 RSUs.

Option Exercises and Stock Vested in 2024

The following table shows information regarding exercises of options to purchase our common stock and vesting of RSUs held by each of our named executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2024.

	Option Awards		Stock Awards(1)
	Number of		Number
	Shares		of Shares
	Acquired	Value Realized	Acquired	Value Realized
	on	on Exercise	on Vesting	on Vesting
Name	Exercise(#)	($)(2)	(#)	($)(2)
Masoud Toloue, Ph.D.	—	—	67,136	1,275,890
Vandana Sriram	—	—	4,208	53,973
(1)	Consists of RSUs.
(2)

The value realized represents the number of RSUs vested multiplied by the closing price of our common stock on the date of vesting. Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon vesting of RSUs because in many cases the shares are not sold upon vesting but continue to be held by the executive officer.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-In-Control

We have entered into employment agreements with our named executive officers. These agreements establish the named executive officer’s base salary (subject to adjustment), eligibility to participate in the incentive bonus plan, eligibility for annual long-term equity awards and standard employee benefits.

These agreements also provide for certain severance payments and benefits in connection with the named executive officer’s termination of employment under various circumstances, subject, in each case, to the officer’s execution of a general release of claims, in a form acceptable to us, and compliance with certain restrictive covenants. The material terms and conditions of these agreements are summarized above under “Employment Agreements with the Current Named Executive Officers”.

Payments upon a Triggering Event

The following table provides information regarding the amounts payable under the agreements described above for termination without cause or by the named executive officer for good reason and assuming the termination occurred on December 31, 2024.

		Lump
		Sum	Continuation	Value of
		Bonus	of Group	Equity
	Base Salary	Payments	Health Plan	Awards	Total
Name	($)	($)	Benefits ($)	($)	($)
Masoud Toloue, Ph.D.	650,000	650,000	31,109	—	1,331,109
Vandana Sriram	223,080	312,312	15,555	—	550,947

The following table provides information regarding the amounts payable under the employment agreements described above for termination without cause or by the named executive officer for good reason following a change in control and assuming the termination occurred on December 31, 2024.

		Lump
		Sum	Continuation	Value of
		Bonus	of Group	Equity
	Base Salary	Payments	Health Plan	Awards	Total
Name	($)	($)	Benefits ($)	($)(1)	($)
Masoud Toloue, Ph.D	1,300,000	650,000	31,109	1,479,664	3,460,773
Vandana Sriram	446,160	312,312	31,109	351,757	1,141,338
(1)

The exercise prices of all options held by the named executive officers as of December 31, 2024 were in each case higher than $10.63, the closing price of a share of our common stock on December 31, 2024, so such options were ascribed no value. The value of RSUs that would have vested due to a triggering event has been calculated by taking $10.63, the closing price of a share of our common stock on December 31, 2024, and multiplying it by the number of shares underlying RSUs that would have vested due to the triggering event.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the annual total compensation of our “median” employee to the annual total compensation of our Chief Executive Officer, Masoud Toloue, Ph.D., for 2024.

For 2024, we have used the same median employee that was identified for 2023 since there has been no change in our employee population or employee compensation arrangements that we believe would significantly impact our pay ratio disclosure. See our 2024 proxy statement for information regarding the process we utilized to identify our “median employee.”

We collected annual total compensation data for our median employee for 2024 using the same methodology we used for our named executive officers as disclosed in the Summary Compensation Table above. The annual total compensation of our median employee for 2024 was $131,871, and our CEO’s compensation as reported in the Summary Compensation Table was $6,433,027, resulting in a ratio of 1:48.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodology described above. Given that companies may use a range of methodologies to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Pay versus Performance Disclosure

As required by Item 402(v) of Regulation S-K, we are providing information about the relationship between the compensation of our current and former principal executive officers (“PEOs”) and other named executive officers and certain Company financial performance measures.

The dollar amounts reported below representing “compensation actually paid” have been calculated in accordance with the requirements of Item 402(v) of Regulation S-K. These figures do not reflect the actual amounts of compensation paid to the officers identified during such fiscal years and are based on equity valuation assumptions required by the SEC, which may not reflect actual amounts realized or realizable at vesting or exercise, as applicable.

							Value of Initial Fixed
							$100 Investment
							Based On:
		Summary			Average
	Summary	Compensation			Summary
	Compensation	Table Total		Compensation	Compensation	Average
	Table	for	Compensation	Actually Paid	Table	Compensation		Peer Group	Net
	Total for	Masoud	Actually Paid	to Masoud	Total for	Actually Paid	Total	Total	Income
	E. Kevin	Toloue,	to E. Kevin	Toloue,	Non-PEO	to Non-PEO	Shareholder	Shareholder	(Loss)		Revenues
	Hrusovsky(1)	Ph.D.(2)	Hrusovsky(1)(3)	Ph.D.(2)(3)	NEOs(4)	NEOs(4)(5)	Return	Return(6)	($in		($in
Year	($)	($)	($)	($)	($)	($)	($)	($)	millions)		millions)
2024	n/a	6,433,027	n/a	1,346,679	2,617,523	1,200,871	44.99	118.20	(38.5)		137.4
2023	n/a	5,435,274	n/a	10,859,697	1,611,175	3,072,778	115.70	118.87	(28.4)	*	122.4
2022	1,921,523	2,957,026	(3,807,926)	1,699,747	1,210,719	(470,362)	58.61	113.65	(99.6)	*	105.5
2021	4,208,194	n/a	7,594,456	n/a	1,495,417	217,434	179.43	126.45	(55.5)	*	110.6
2020	3,520,397	n/a	10,186,102	n/a	1,855,751	3,342,174	196.78	126.42	(31.5)		86.4
*	As restated
(1)	Mr. Hrusovsky served as Chief Executive Officer until April 25, 2022 and as Executive Chairman from April 25, 2022 until August 8, 2022.
(2)	Dr. Toloue became President and Chief Executive Officer on April 25, 2022.
(3)	The following adjustments were made to the designated PEO’s compensation to calculate the amounts shown as “compensation actually paid” for the periods indicated:

							Less Prior
					Plus Change in	Plus Change in	Year-end Fair
					Fair Value	Fair Value as	Value of Awards
					as of Year-	of the Vesting	Granted in Prior	Total
			Less Grant Date	Plus Year-end	end of any	Date of any	Year that	Equity Value
			Fair Value	Fair Value	Prior Year	Prior Year	Failed to Meet	Reflected in
			of Equity	of Equity	Awards that	Awards that	Vesting	Compensation
		Summary	Awards	Awards	Remain	Vest during	Conditions	Actually
		Compensation	Granted during	Granted during	Unvested as	Applicable	during	Paid
		Table Total	Applicable Year	Applicable Year	of Year-End	Year	Applicable Year	Calculation
Year	PEO Name	($)	($)	($)	($)	($)	($)	($)
2024	Masoud Toloue, Ph.D.	6,433,027	5,199,987	2,420,861	(1,990,327)	(316,895)	—	(5,086,348)
2023	Masoud Toloue, Ph.D.	5,435,274	3,999,989	7,923,070	1,250,477	250,865	—	5,424,423
2022	Masoud Toloue, Ph.D.	2,957,026	1,999,996	1,234,526	(323,502)	(168,307)	—	(1,257,279)
2022	E. Kevin Hrusovsky	1,921,523	1,400,007	864,173	—	(372,494)	4,821,121	(5,729,449)
2021	E. Kevin Hrusovsky	4,208,194	3,008,520	1,726,302	50,554	4,617,926	—	3,386,262
2020	E. Kevin Hrusovsky	3,520,397	2,185,995	3,790,803	2,779,333	2,281,563	—	6,665,705

(4)	The dollar amounts represent the average of the amounts reported for the following named executive officers as a group (excluding our PEOs):

2020	2021	2022	2023	2024
Amol Chaubal	Masoud Toloue, Ph.D.	Michael Doyle	Michael Doyle	Vandana Sriram
William Geist	Michael Doyle	John Fry	Vandana Sriram
	Amol Chaubal	Mark Roskey, Ph.D.
John Fry
William Geist
Dawn Mattoon
Shawn Stetson

(5)	The following adjustments were made to calculate the amounts shown as “average compensation actually paid” for the periods indicated:

						Plus	Less Prior
					Plus	Change	Year-end
					Change	in Fair	Fair Value
					in Fair	Value	of Awards
					Value	as of the	Granted
				Plus Year-	as of Year-	Vesting	in Prior
			Less Grant	end Fair	end of any	Date of	Year that
			Date Fair	Value of	Prior Year	any Prior	Failed
			Value of	Equity	Awards	Year	to Meet	Total Equity
			Equity Awards	Awards	that	Awards	Vesting	Value
			Granted	Granted	Remain	that Vest	Conditions	Reflected in
		Summary	during	during	Unvested	during	during	Average
		Compensation	Applicable	Applicable	as of Year-	Applicable	Applicable	Compensation
		Table Total	Year	Year	End	Year	Year	Actually Paid
		(Average)	(Average)	(Average)	(Average)	(Average)	(Average)	Calculation
Year	NEO Names	($)	($)	($)	($)	($)	($)	($)
2024	See footnote (4)	2,617,523	1,899,992	884,543	(226,263)	(174,940)	—	(1,416,652)
2023	See footnote (4)	1,611,175	1,150,002	1,935,392	589,183	87,031	—	1,461,603
2022	See footnote (4)	1,210,719	761,790	375,346	(118,480)	(132,737)	1,043,421	(1,681,081)
2021	See footnote (4)	1,495,417	995,666	504,941	3,663	357,701	1,148,621	(1,277,982)
2020	See footnote (4)	1,855,751	260,261	1,382,396	266,491	97,824	—	1,486,423

(6)	The peer group used is the NASDAQ Biotechnology Index, our peer group used for purposes of Item 201(e) of Regulation S-K.

Comparison of “Compensation Actually Paid” to our Total Shareholder Return (“TSR”)

Our TSR was $196.78, $179.43, $58.61, $115.70 and $44.99 for the years ended December 31, 2020, 2021, 2022, 2023 and 2024, respectively. Mr. Hrusovsky’s “compensation actually paid” was $10.2 million, $7.6 million and $(3.8) million for the years ended December 31, 2020, 2021, and 2022, respectively, and Dr. Toloue’s “compensation actually paid” was $1.7 million, $10.9 million and $1.3 million for the years ended December 31, 2022, 2023 and 2024, respectively. The average “compensation actually paid” to our other named executive officers was $3.3 million, $0.2 million, $(0.5) million, $3.1 million and $1.2 million for the years ended December 31, 2020, 2021, 2022, 2023 and 2024, respectively. Our TSR decreased from December 31, 2020 to December 31, 2022, increased from December 31, 2022 to December 31, 2023, and decreased from December 31, 2023 to December 31, 2024, and “compensation actually paid” to our principal executive officers and average “compensation actually paid” to our other named executive officers decreased between 2020 and 2022, increased in 2023 to a level commensurate with 2020 and decreased significantly from 2023 to 2024.

Comparison of “Compensation Actually Paid” to Net Income (Loss)

Our net loss was approximately $31.5 million in 2020, $55.5 million in 2021, $99.6 million in 2022, $28.4 million in 2023 and $38.5 million in 2024. Mr. Hrusovsky’s “compensation actually paid” was $10.2 million, $7.6 million and $(3.8) million for the years ended December 31, 2020, 2021 and 2022, respectively, and Dr. Toloue’s “compensation actually paid” was $1.7 million, $10.9 million and $1.3 million for the years ended December 31, 2022, 2023 and 2024, respectively. The average “compensation actually paid” to our other named executive officers was $3.3 million, $0.2 million, $(0.5) million, $3.1 million and $1.2 million for the years ended December 31, 2020, 2021, 2022, 2023 and 2024, respectively. Our net loss increased over the first three years reported, decreased significantly for the fourth year reported and increased in 2024, and “compensation actually paid” to our principal executive officers and average “compensation actually paid” to our other named executive officers decreased between 2020 and 2022, increased in 2023 to a level commensurate with 2020 and decreased significantly from 2023 to 2024.

Comparison of “Compensation Actually Paid” to Company-Selected Measure (Revenues)

Our revenues were approximately $86.4 million in 2020, $110.6 million in 2021, $105.5 million in 2022, $122.4 million in 2023 and $137.4 million in 2024. Mr. Hrusovsky’s “compensation actually paid” was $10.2 million, $7.6 million and $(3.8) million for the years ended December 31, 2020, 2021, and 2022, respectively, and Dr. Toloue’s “compensation actually paid” was $1.7 million, $10.9 million and $1.3 million for the years ended December 31, 2022, 2023 and 2024, respectively. The average “compensation actually paid” to our other named executive officers was $3.3 million, $0.2 million, $(0.5) million, $3.1 million and $1.2 million for the years ended December 31, 2020, 2021, 2022, 2023 and 2024, respectively. Our revenues increased 28% from 2020 to 2021, decreased 5% from 2021 to 2022, increased by 16% from 2022 to 2023 and increased by12% from 2023 to 2024, and “compensation actually paid” to our principal executive officers and average “compensation actually paid” to our other named executive officers decreased between 2020 and 2022, increased in 2023 to a level commensurate with 2020 and decreased significantly from 2023 to 2024.

TSR versus Peer Group TSR

The graph below shows our cumulative TSR over the five-year period ended December 31, 2024 as compared to that of the NASDAQ Biotechnology Index.

TOTAL SHAREHOLDER RETURN*

Between Quanterix Corporation and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/19 in stock or index, including reinvestment of dividends. Fiscal year ended December 31.

Most Important Financial and Other Performance Measures

We have identified the following financial and other performance measures as being the most important in linking actual compensation paid to executives to our performance for the most recently completed fiscal year:

1.	Revenues
2.	Non-GAAP gross margin
3.	Strategic objectives

See the section above titled “Compensation Discussion and Analysis - Elements of our Compensation Program - Annual Cash Incentive Bonus Program” for more information about these measures.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2024 to each of our non-employee directors. Directors who are employed by Quanterix are not compensated for their service on our Board.

	Fees Earned	Stock	Option	All Other
	or Paid in	Awards	Awards	Compensation	Total
Name	Cash ($)(5)	($)(6)	($)(6)	($)	($)
Brian J. Blaser(1)	16,216	120,000	80,000	—	216,216
William P. Donnelly	51,269	120,000	80,000	—	251,269
Jeffrey T. Elliott(2)	15,968	240,000	160,000	—	415,968
Karen A. Flynn	56,813	120,000	80,000	—	256,813
Sarah E. Hlavinka	59,969	120,000	80,000	—	259,969
Martin D. Madaus, Ph.D.	95,000	120,000	80,000	—	295,000
Ivana Magovčević-Liebisch, Ph.D., J.D.(3)	11,747	240,000	160,000	—	411,747
Paul M. Meister	59,969	120,000	80,000	—	259,969
Laurie J. Olson(4)	23,375	120,000	80,000	—	223,375
David R. Walt, Ph.D.	47,500	120,000	80,000	—	247,500
(1)	Mr. Blaser resigned from our Board, effective May 3, 2024.
(2)	Mr. Elliott was appointed to our Board, effective August 19, 2024.
(3)	Dr. Magovčević-Liebisch was appointed to our Board, effective October 2, 2024.
(4)	Ms. Olson resigned from our Board, effective June 3, 2024.
(5)

William Donnelly, Sarah Hlavinka and Paul Meister elected to receive these fees in the form of our common stock in lieu of cash in accordance with our non-employee director compensation policy. See the section titled “— Non-Employee Director Compensation Policy” below.

(6)

These amounts represent the aggregate grant date fair value for RSUs and option awards granted to each director in the fiscal year ended December 31, 2024, computed in accordance with FASB ASC Topic 718. For Mr. Elliott and Dr. Magovčević- Liebisch, the amounts represent an equity award with an aggregate value of $400,000 upon their appointment to the Board, and for the other directors, the amounts represent their annual equity award with an aggregate value of $200,000. A discussion of the assumptions used in determining grant date fair value for the option awards is included in the notes to our consolidated financial statements for the fiscal year ended December 31, 2024, included in the Original Form 10-K. The following table shows the aggregate number of stock options held by each of our non-employee directors as of December 31, 2024:

Aggregate Number
of Shares Subject
Name	to Stock Options
William P. Donnelly	18,768
Jeffrey T. Elliott	25,908
Karen A. Flynn	38,377
Sarah E. Hlavinka	54,138
Martin D. Madaus, Ph.D.	54,138
Ivana Magovčević-Liebisch, Ph.D., J.D.	27,689
Paul M. Meister	54,138
David R. Walt, Ph.D.	54,138

Non-Employee Director Compensation Policy

Our non-employee director compensation policy (the “Policy”) effective for 2024 provided for: (A) the annual payment of $40,000 to each of our non-employee directors, or $80,000 in the case of the Chairman or Lead Director; (B) $10,000 to each member of our Audit Committee, or $20,000 in the case of the chairperson; (C) $7,500 to each member of our Compensation Committee, or $15,000 in the case of the chairperson; and (D) $5,000 to each member of our Nominating and Governance Committee, or $10,000 in the case of the chairperson; in each case quarterly in arrears. Each non-employee director may elect to receive these payments in the form of our common stock in lieu of cash.

The Policy also provides that each non-employee director be granted, on the first trading day of each fiscal year, an annual equity award valued at $200,000, rounded to the nearest whole share. This equity award is comprised of (A) 60% non-qualified stock options to purchase our common stock at an exercise price equal to the fair market value as of such grant date and (B) 40% RSUs. The number of options is determined using our standard Black-Scholes valuation methodology. The number of RSUs is determined by dividing total value of the RSUs by the fair market value of our common stock on such grant date. The annual stock options and RSUs vest in full on December 31 of the year in which such awards were granted, provided that the non-employee director is still a director on the applicable vesting date.

In addition, under the Policy, each new non-employee director receives an award valued at $400,000 upon his or her initial election or appointment. The award is comprised of (A) 60% non-qualified stock options to purchase our common stock at an exercise price equal to the fair market value of our common stock as of such grant date and (B) 40% RSUs. The number of options is determined using our standard Black-Scholes valuation methodology. The number of RSUs is determined by dividing total value of the RSUs by the fair market value of our common stock on such grant date. The initial stock options vest over three years from the date of grant, with one-third vesting on the first anniversary of the applicable grant date and the remainder vesting over the following two years in 24 successive equal monthly installments at the end of each month until the third anniversary of such grant date, provided that the non-employee director is still a director on the applicable vesting date. The RSUs granted to each new non-employee director vest over a three-year period, with one-third vesting on each of the first, second and third anniversaries of the applicable grant date, provided that the non-employee director is still a director on the applicable vesting date.

Effective January 1, 2025, the Policy was amended to provide for the annual payment of $50,000 to each of our non- employee directors, or $95,000 in the case of the Chairman or Lead Director. All other terms of the Policy were unchanged.

We reimburse in full each non-employee director for all reasonable out-of-pocket expenses incurred in attending each meeting of our Board or its committees. Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our restated certificate of incorporation and restated bylaws.

Stock Ownership Guidelines for Non-Employee Directors and Executive Officers

In order to further align the interests of our non-employee directors and executive officers with the interests of our stockholders and to promote our commitment to sound corporate governance, our Board maintains the following stock ownership guidelines for our non-employee directors and executive officers. For those individuals who have served since October 9, 2019, attainment was first required as of October 9, 2024, and all such individuals were in compliance as of such date.

Stock Ownership Guideline	Non-Employee Director	5x annual base cash retainer
	CEO	6x annual base salary
	Executive Officers Other than CEO	3x annual base salary
Attainment Period	Five years from the later of:

● Appointment/election to applicable position; and ● October 9, 2019.

Stock Owned for Purposes of Ownership Guidelines
●
Stock acquired on the open market;
●
Stock acquired through the exercise of options;
●
Restricted stock, RSUs and stock options, whether vested or unvested; and
●
Stock acquired through Company benefit plans.

Holding Requirement	50% of “net of tax” vested shares must be held until the ownership guideline is met.
Administration

The stock ownership guidelines are administered by the Compensation Committee, which evaluates compliance on an annual basis. Non-compliance arising from special circumstances, such as fluctuations in our stock price, changes in a participant’s compensation, and the personal financial situation of a participant, are reviewed by the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has been one of our officers or employees at any time during the previous three years. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. For a description of any transactions between us and members of our Compensation Committee and affiliates of such members, please see “Item 13: Certain Relationships and Related Transactions, and Director Independence – Director Independence.”

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 23, 2025, for (a) the named executive officers in the Summary Compensation Table in Item 11 of this Amendment No. 1, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)
5% and Greater Stockholders(2)
Entities affiliated with Ameriprise Financial, Inc.(3)	3,205,928	8.3%
Entities affiliated with BlackRock, Inc.(4)	3,190,625	8.2%
Entities affiliated with Kent Lake Partners L.P.(5)	2,645,086	6.8%
Entities affiliated with Portolan Capital Management, LLC(6)	2,520,686	6.5%
Entities affiliated with AllianceBernstein L.P.(7)	2,439,805	6.3%
Entities affiliated with The Vanguard Group(8)	2,055,033	5.3%
Named Executive Officers and Directors
Masoud Toloue, Ph.D.(9)	531,592	1.4%
Vandana Sriram(10)	51,133	*
William P. Donnelly(11)	46,986	*
Jeffrey T. Elliott	—	—
Karen A. Flynn(12)	64,782	*
Sarah E. Hlavinka (13)	104,158	*
Ivana Magovčević-Liebisch, Ph.D., J.D	—	—
Martin D. Madaus, Ph.D.(14)	338,244	*
Paul M. Meister(15)	353,740	*
David R. Walt, Ph.D.(16)	1,543,636	4.0%
All directors and current executive officers as a group (10 persons)(17)	3,034,271	7.7%
*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)

This table is based upon information supplied by executive officers, directors and principal stockholders and in their filings with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of our common stock that may be acquired by an individual or group within 60 days of April 23, 2025 pursuant to the exercise of options or warrants or the vesting of RSUs to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 38,821,094 shares of our common stock outstanding on April 23, 2025.

(2)	This information is based solely upon a review of the Schedule 13G reports or related amendments filed with the SEC with respect to holdings of our common stock.
(3)

Based on a Schedule 13G filed by Ameriprise Financial, Inc. and affiliated entities with the SEC on February 14, 2025. The address for Ameriprise Financial, Inc. is 145 Ameriprise Financial Center, Minneapolis, MN 55474.

(4)

Based on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 25, 2024. Includes shares beneficially owned by: BlackRock Advisors, LLC; Aperio Group, LLC; BlackRock (Netherlands) B.V.; BlackRock Institutional Trust Company, National Association; BlackRock Asset Management Ireland Limited; BlackRock Financial Management, Inc.; BlackRock Asset Management Schweiz AG; BlackRock Investment Management, LLC; BlackRock Investment Management (UK) Limited; BlackRock Asset Management Canada Limited; BlackRock Investment Management (Australia) Limited; BlackRock Fund Advisors; and BlackRock Fund Managers Ltd. BlackRock, Inc. is a parent holding company or control person and claims sole dispositive power for 3,190,625 shares and sole voting power for 3,111,606 shares. The address for BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.

(5)

Based on a Schedule 13D/A filed by Kent Lake Partners LP, Kent Lake PR LLC and Benjamin Natter with the SEC on March 3, 2025. The address for Kent Lake Partners LP, Kent Lake PR LLC and Benjamin Natter is Carr. 115 km 12.1 Ave., Albizu Campos #2490 Suite 22, Rincon, Puerto Rico 00677.

(6)

Based on a Schedule 13G/A filed by Portolan Capital Management, LLC and George McCabe, the Manager of Portolan Capital Management, LLC, with the SEC on November 13, 2024. The address for Portolan Capital Management, LLC is 2 International Place, Boston, MA 02110.

(7)

Based on a Schedule 13G/A filed by AllianceBernstein L.P. with the SEC on February 5, 2025. Consists of 2,439,805 shares acquired solely for investment purposes on behalf of client discretionary investment advisory accounts. The address for Alliance Bernstein L.P. is 501 Commerce Street, Nashville, TN 37203.

(8)

Based on a Schedule 13G filed by The Vanguard Group with the SEC on February 13, 2024. The Vanguard Group claims sole dispositive power for 1,991,144 shares, shared dispositive power for 63,889 shares and shared voting power for 33,420 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(9)

Consists of 228,027 shares of our common stock, 294,599 shares of our common stock issuable upon the exercise of stock options exercisable within 60 days of April 23, 2025 and 8,966 shares of our common stock issuable upon the vesting of RSUs within 60 days of April 23, 2025 held by Dr. Toloue.

(10)

Consists of 8,411 shares of our common stock, 41,168 shares of our common stock issuable upon the exercise of stock options exercisable within 60 days of April 23, 2025 and 1,554 shares of our common stock issuable upon the vesting of RSUs within 60 days of April 23, 2025 held by Ms. Sriram.

(11)	Consists of 33,026 shares of our common stock and 13,960 shares of our common stock issuable upon the exercise of stock options exercisable within 60 days of April 23, 2025 held by Mr. Donnelly.
(12)

Consists of 21,996 shares of our common stock and 38,377 shares of our common stock issuable upon the exercise of stock options exercisable within 60 days of April 23, 2025 and 4,409 shares of our common stock issuable upon the vesting of RSUs within 60 days of April 23, 2025 held by Ms. Flynn.

(13)	Consists of 50,020 shares of our common stock and 54,138 shares of our common stock issuable upon the exercise of stock options exercisable within 60 days of April 23, 2025 held by Ms. Hlavinka.
(14)

Consists of 29,473 shares of our common stock held by Dr. Madaus, 54,138 shares of our common stock issuable upon the exercise of stock options exercisable within 60 days of April 23, 2025 held by Dr. Madaus and 254,633 shares of our common stock held by a trust for which Dr. Madaus is a trust advisor who shares voting and investment power over the shares held by the trust.

(15)	Consists of 299,602 shares of our common stock and 54,138 shares of our common stock issuable upon the exercise of stock options exercisable within 60 days of April 23, 2025 held by Mr. Meister.
(16)

Consists of 1,489,498 shares of our common stock and 54,138 shares of our common stock issuable upon the exercise of stock options exercisable within 60 days of April 23, 2025 held by Dr. Walt. Does not include shares of our common stock held by The David R. Walt 2008 Irrevocable Family Trust (the “Walt Trust”), of which Dr. Walt’s spouse is trustee and has sole voting and investment power over the shares held by the Walt Trust.

(17)	See footnotes 9 through 16.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2024.

	(a)		(b)		(c)
	Number of				Number of securities
	securities to be				remaining available
	issued upon		Weighted-average		for future issuance
	exercise of		exercise price of		under equity
	outstanding		outstanding		compensation plans
	options, warrants		options, warrants		(excluding securities
Plan category	and rights		and rights		reflected in column (a))
Equity compensation plans approved by security holders(1)	4,680,740	(2)	$15.18	(2)	4,235,498	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,680,740	(2)	$15.18	(2)	4,235,498	(3)
(1)	These plans consist of our 2007 Stock Option and Grant Plan, as amended, the 2017 Plan and the 2017 Employee Stock Purchase Plan (“ESPP”).
(2)	Consists of (i) 3,564,855 outstanding options with a weighted average exercise price of $19.94 per share and (ii) 1,115,885 outstanding RSUs with a weighted average exercise price of $0 per share.
(3)

Consists of 2,234,283 shares of our common stock available under the 2017 Plan and 2,001,215 shares of our common stock available under the ESPP. Does not include an additional 1,542,913 shares of our common stock reserved for future issuance under the 2017 Plan effective January 1, 2024 by operation of the 2017 Plan’s “evergreen” provision and an additional 385,728 shares of our common stock reserved for future issuance under the ESPP effective January 1, 2024 by operation of the ESPP’s “evergreen” provision.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since January 1, 2024, we have engaged in the following transactions with our directors, executive officers and holders of more than 5% of our common stock, which we refer to as our principal stockholders, and affiliates, immediate family members, or other related entities of our directors, executive officers and principal stockholders. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

We entered into a license agreement with Tufts University in 2007, as amended in 2013, 2017 and 2020, pursuant to which we obtained an exclusive, worldwide license to our core SIMOA technology, and entered into additional license agreements with Tufts to certain related technology. David R. Walt, Ph.D., one of our directors, founding scientist and an inventor of the SIMOA technology, previously served as a professor at Tufts University. Under these licenses, we are required to pay Tufts University royalties on net sales of licensed products and services as well as a portion of our applicable sublicense revenues. During the year ended December 31, 2024, we recorded royalty expense of approximately $2.1 million under these licenses. Tufts University pays a portion of the royalties and license payments received from us to Dr. Walt pursuant to an arrangement between Tufts University and Dr. Walt, the amount of which is determined on a formulaic basis.

In August 2022, we entered into a license agreement with Harvard University related to immunoassay technology developed by Dr. Walt at Harvard and Brigham and Women’s Hospital. In connection with entering into this agreement, we paid Harvard an upfront fee of $625,000 in 2022. Under this license, we are required to pay Harvard royalties on net sales of licensed products and services as well as a portion of our applicable sublicense revenues. During the year ended December 31, 2024, we recorded no royalty expense under this license. Harvard is obligated to pay a portion of the payments received from us to Dr. Walt pursuant to an arrangement between Harvard and Dr. Walt. We also sell products and services to laboratories affiliated with Harvard and Brigham and Women’s Hospital that are overseen by Dr. Walt. During the year ended December 31, 2024, we recorded revenue from these sales of approximately $2.2 million.

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

The 2007 Plan and the 2017 Plan also provide that our directors (and in the case of the 2017 Plan, our employees) will not be liable for any act, omission, interpretation, construction or determination made in good faith in connection with the respective plan, and the members of our Board and any committee administering the plan will be entitled to indemnification and reimbursement by us in respect of any claim, loss, damage or expense (including reasonable attorneys’ fees) arising or resulting therefrom to the fullest extent permitted by law and/or under any directors’ and officers’ liability insurance coverage which may be in effect from time to time.

We also maintain a general liability insurance policy which covers certain liabilities of directors and officers of the Company arising out of claims based on acts or omissions in their capacities as directors or officers.

Policies and Procedures for Related Party Transactions

Pursuant to its charter, our Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions reportable by us under Item 404 of Regulation S-K in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our Board determines may be considered related persons under Item 404 of Regulation S-K, has or is expected to have a direct or indirect material interest.

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

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with Quanterix Corporation, either directly or indirectly. Based upon this review, our Board determined that the following directors are “independent directors” as defined by The Nasdaq Stock Market: William Donnelly, Jeffrey Elliott, Karen Flynn, Sarah Hlavinka, Martin Madaus, Ph.D., Ivana Magovčević-Liebisch, Ph.D., J.D., Paul Meister, and David Walt, Ph.D.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, (PCAOB ID: 42). The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2024 and 2023 and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2023	2024
Audit fees (1)	$2,602,200	$3,731,200
Audit-related fees (2)	—	13,000
Tax fees (3)	147,229	89,556
Other fees (4)	2,052	8,287
Total	$2,751,481	$3,842,043
(1)

Audit fees are fees for professional services rendered in connection with the audit of our consolidated financial statements (including an assessment of our internal control over financial reporting) included in Item 8 of our Annual Reports filed on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports filed on Form 10-Q and registration statements. During 2024, these fees included audit services associated with the restatement of our previously filed financial statements.

(2)

Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, including due diligence and accounting consultations in connection with proposed mergers and acquisitions.

(3)	Tax fees consist primarily of assistance with matters related to tax compliance and reporting and tax consulting services primarily related to international tax planning strategies.
(4)	Other fees consist of fees for a subscription to Ernst & Young LLP’s accounting and financial reporting research platform.

Pre-Approval Policy

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

1.

Audit Services include professional services rendered in connection with the audit of our consolidated financial statements (including an assessment of our internal control over financial reporting) included in Item 8 of our Annual Reports filed on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports filed on Form 10-Q, comfort letters, registration statements and consultation regarding financial accounting and/or reporting standards.

2.

Audit-Related Services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

3.

Tax Services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning and tax advice.

4.	Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted, and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The Consolidated Financial Statements are included beginning on page F-1 of the Original Form 10-K.

(2) Financial Statement Schedules

Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(3) Exhibits

The following is a list of exhibits filed as part of the Original 10-K and this Amendment No. 1:

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

			S-1	11/9/2017	333-221475

10.8*	Manufacturing Services Agreement, dated November 23, 2016, between the Registrant and Paramit Corporation		S-1	11/9/2017	333-221475

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.9+	Form of Indemnification Agreement		S-1/A	11/27/2017	333-221475

10.10	Lease Agreement by and between SSI 900 Middlesex MA LP and the Registrant, dated October 2, 2018		8-K	10/5/2018	001-38319

10.11	Lease Agreement by and between the Registrant and XChange Owner LLC, dated January 28, 2022		8-K	1/31/2022	001-38319

10.12+	Amended and Restated Non-Employee Director Compensation Policy		10-K	3/17/2025	001-38319

10.13#	Voting and Support Agreement, dated January 9, 2025, by and among the Registrant and certain stockholders of Akoya Biosciences, Inc. named therein.		8-K	1/10/2025	001-38319

19.1	Quanterix Insider Trading Policy		10-K	3/17/2025	001-38319

21.1	Subsidiaries of Registrant		S-4	2/14/2025	333-284932

23.1	Consent of Ernst & Young LLP		10-K	3/17/2025	001-38319

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	3/17/2025	001-38319

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	3/17/2025	001-38319

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	3/17/2025	001-38319

97.1	Policy relating to recovery of erroneously awarded compensation		10-K	2/29/2024	001-38319

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Management contract or compensatory plan or arrangement.
*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions have been filed separately with the SEC.
@	Portions of this document (indicated by “[***]”) have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.
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

QUANTERIX CORPORATION

Date: April 30, 2025	By:	/s/ MASOUD TOLOUE, PH.D.
Masoud Toloue, Ph. D.
President and Chief Executive Officer