Form 10-Q
period 2025-03-31
Quanterix Corp
filed 2025-05-12
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission File Number: 001-38319
_________________________________________________________________
QUANTERIX CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware	20-8957988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

900 Middlesex Turnpike
Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)
(617) 301-9400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	QTRX	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No
As of May 6, 2025, the registrant had 38,829,386 shares of common stock outstanding.

QUANTERIX CORPORATION

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance, and are subject to a number of risks, uncertainties, and assumptions, including those further described in the section titled “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S Securities and Exchange Commission (the “SEC”) on March 17, 2025, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Service Marks, Trademarks, and Trade Names
“Quanterix,” “Simoa,” “Simoa HD-X,” “Simoa HD-1,” “Simoa ONE,” “SR-X,” “SP-X,” “HD-X,” “LucentAD,” “Lucent Diagnostics,” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ service marks, trademarks, or trade names to imply a relationship with, or endorsement or sponsorship of us, by these other companies.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$76,508	$56,709
Marketable securities	190,369	232,413
Accounts receivable, net of allowance for expected credit losses	28,258	32,141
Inventory	31,028	32,775
Prepaid expenses and other current assets	8,839	9,556
Total current assets	335,002	363,594
Restricted cash	2,639	2,610
Property and equipment, net	16,457	17,150
Intangible assets, net	16,520	4,031
Goodwill	6,574	—
Operating lease right-of-use assets	15,971	16,339
Other non-current assets	3,349	2,809
Total assets	$396,512	$406,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,731	$6,953
Accrued compensation and benefits	6,308	12,620
Accrued expenses and other current liabilities	13,314	8,851
Deferred revenue	9,102	8,827
Operating lease liabilities	4,940	4,756
Total current liabilities	40,395	42,007
Deferred revenue, net of current portion	1,098	1,073
Operating lease liabilities, net of current portion	31,467	32,615
Non-current portion of contingent consideration	6,337	—
Other non-current liabilities	822	800
Total liabilities	80,119	76,495
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock: $0.001 par value per share; Authorized: 120,000 shares; Issued and outstanding: 38,801 and 38,544 shares at March 31, 2025 and December 31, 2024, respectively	39	39
Additional paid-in capital	808,760	803,160
Accumulated other comprehensive loss	(1,821)	(3,080)
Accumulated deficit	(490,585)	(470,081)
Total stockholders’ equity	316,393	330,038
Total liabilities and stockholders’ equity	$396,512	$406,533
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product revenue	$20,739	$19,670
Service and other revenue	8,763	11,967
Collaboration and license revenue	771	155
Grant revenue	60	274
Total revenues	30,333	32,066
Costs of goods sold and services:
Cost of product revenue	9,764	8,237
Cost of service and other revenue	4,154	5,281
Total costs of goods sold and services	13,918	13,518
Gross profit	16,415	18,548
Operating expenses:
Research and development	10,036	6,742
Selling, general and administrative	32,457	26,039
Other lease costs	288	924
Total operating expenses	42,781	33,705
Loss from operations	(26,366)	(15,157)
Other income (expense):
Interest income	3,267	3,948
Change in fair value of contingent consideration	(379)	—
Other income	61	226
Loss before income taxes	(23,417)	(10,983)
Income tax benefit (expense)	2,913	(180)
Net loss	$(20,504)	$(11,163)

Net loss per common share, basic and diluted	$(0.53)	$(0.29)

Weighted-average common shares outstanding, basic and diluted	38,718	38,126
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(20,504)	$(11,163)
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(8)	(607)
Foreign currency translation	1,267	(674)
Total other comprehensive income (loss)	1,259	(1,281)
Comprehensive loss	$(19,245)	$(12,444)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,504)	$(11,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,188	1,523
Credit losses on accounts receivable	53	73
Accretion of marketable securities	(979)	(1,657)
Operating lease right-of-use asset amortization	561	478
Stock-based compensation expense	5,462	5,265
Change in fair value of contingent consideration	379	—
Other operating activity	(412)	55
Changes in assets and liabilities:
Accounts receivable	4,329	(4,130)
Inventory	2,085	(2,531)
Prepaid expenses and other current assets	421	(281)
Other non-current assets	(502)	(33)
Accounts payable	399	(1,057)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(3,517)	(6,200)
Deferred revenue	299	472
Operating lease liabilities	(1,157)	(988)
Other non-current liabilities	(2,993)	10
Net cash used in operating activities	(13,888)	(20,164)
Cash flows from investing activities:
Purchases of marketable securities	(30,246)	(137,889)
Proceeds from sales and maturities of marketable securities	73,261	29,200
Purchases of property and equipment	(1,256)	(506)
Acquisition, net of cash acquired	(8,997)	—
Net cash provided by (used in) investing activities	32,762	(109,195)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	668	2,037
Payments for employee taxes withheld on stock-based compensation awards	(575)	(1,438)
Net cash provided by financing activities	93	599
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,967	(128,760)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	861	(380)
Cash, cash equivalents, and restricted cash at beginning of period	59,319	177,026
Cash, cash equivalents, and restricted cash at end of period	$79,147	$47,886

Supplemental disclosure of cash flow information:
Cash paid for taxes	$505	$175
Purchases of property and equipment in accounts payable and accrued expenses	$522	$222
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
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC regarding interim financial reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete financial statements prepared in accordance with U.S. GAAP are not included. The Consolidated Balance Sheet and related information as of December 31, 2024 included herein was derived from the audited Consolidated Financial Statements as of December 31, 2024, but does not include all disclosures required by U.S. GAAP on an annual reporting basis. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 17, 2025. Since the date of that filing, there have been no changes or updates to the Company’s significant accounting policies, other than those described below.
In the opinion of management, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three months ended March 31, 2025 may not be indicative of the results for the full year ending December 31, 2025, or any other period.
The Company’s fiscal year is the 12-month period from January 1 through December 31, and all references to “2025,” “2024,” and the like refer to that fiscal year unless otherwise noted.
Use of Estimates
The preparation of the Consolidated Financial Statements and Notes to Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. Such estimates include, but are not limited to, revenue recognition, valuation of inventory, leases, valuation and impairment of goodwill, intangible and long-lived assets, acquired assets and liabilities from acquisitions, recoverability of deferred tax assets, contingent consideration, and stock-based compensation expense. The Company bases its estimates on historical experience, known trends, worldwide economic conditions, both general and specific to the life sciences industry, and other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Principles of Consolidation
The Consolidated Financial Statements and Notes to Consolidated Financial Statements include the accounts of Quanterix and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
In accordance with Accounting Standards Codification (“ASC”) 810 – Consolidation, the Company assesses the terms of non-marketable equity investments to determine if any meet the definition of a variable interest entity (“VIE”) and require consolidation into its Consolidated Financial Statements. Refer to Note 17 - Variable Interest Entities for further discussion.
Business Acquisition
On January 8, 2025, the Company acquired all of the issued and outstanding shares of capital stock of Emission, Inc., a privately held company based in Georgetown, Texas. Refer to Note 3 - Acquisitions for further discussion.
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
Foreign currency transaction gains (losses) are included in other income, on the Consolidated Statements of Operations and were not material for the three months ended March 31, 2025 and 2024.
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of March 31,
	2025	2024
Cash and cash equivalents	$76,508	$45,281
Restricted cash (1)	2,639	2,605
Cash, cash equivalents, and restricted cash	$79,147	$47,886
(1) Restricted cash consists of collateral for a letter of credit issued as security for two of the Company’s leased facilities and to secure the Company’s corporate credit card program. The short-term or long-term classification is determined in accordance with the expiration of the underlying letter of credit and security.
Recent Accounting Standards to be Adopted
In December 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard enhances annual income tax disclosure requirements by requiring specified categories and greater disaggregation within the tax rate reconciliation table, disclosure of income taxes paid by jurisdiction, and additional disclosures of uncertain tax positions and the related financial statement impacts. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update enhances disclosure of an entity's expenses, primarily through additional disaggregation of income statement expenses. The update also requires entities to disclose qualitative descriptions of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in this update can be applied prospectively or retrospectively. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statement disclosures.
Note 3. Acquisitions
The Company accounts for business combinations in accordance with the acquisition method of accounting under ASC 805 - Business Combinations (“ASC 805”). The acquisition method of accounting requires the Company to record the acquired assets and liabilities, including identifiable intangible assets, at their estimated fair values as of the acquisition date, with any excess of the consideration transferred recorded to goodwill.
On January 8, 2025, the Company acquired all of the issued and outstanding shares of capital stock of Emission, Inc. (“Emission”), a life sciences manufacturing company based in Georgetown, Texas. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads these proprietary beads. The transaction is part of the Company's plans to secure the use of Emission’s highly controlled beads in the Company's next generation platforms and expansion into a new multi-plex segment targeting third-party original equipment manufacturer customers.
Total Consideration Transferred
The following table summarizes the fair value of the aggregate consideration paid or payable for Emission (in thousands):

Cash paid at closing (1)	$8,997
Holdback (2)	1,000
Contingent consideration (3)	6,612
Total purchase consideration	$16,609
(1)Cash paid at close represents the contractual amount paid on the closing date and is reflected as an investing activity in the Consolidated Statements of Cash Flows. Cash acquired was not material.
(2)The holdback is expected to be paid during the first quarter of 2026 and is subject to applicable adjustments.
(3)The acquisition includes contingent consideration arrangements discussed below in the section titled “Contingent Consideration”.

Contingent Consideration
The Emission transaction included two arrangements that could result in additional cash payments to the seller. An additional $10.0 million is payable upon completion of certain technical milestones (“Earnout 1”) and up to $50.0 million could be payable based on the amount and timing of certain performance targets over a five year period ending December 31, 2029 (“Earnout 2”).
Under ASC 805, the Company determined Earnout 1 is compensation expense and is therefore recognized separately from the business combination. In accordance with ASC 710 - Compensation, Earnout 1 will be recognized over the expected period certain technical requirements are transferred and certain milestones are completed, which the Company currently estimates to be seven months from the closing date of the acquisition. This expense is recorded in research and development and selling, general and administrative expenses on the Consolidated Statements of Operations.
The preliminary fair value of Earnout 2 on the acquisition date was $6.6 million, which represents purchase price and is included in the accounting for the business combination. Refer to Note 8 - Fair Value of Financial Instruments for further discussion.

Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the acquired assets and liabilities (in thousands):

As of March 31, 2025
Assets:
Cash and cash equivalents	$43
Accounts receivable, net of allowance for expected credit losses	49
Inventory	307
Intangible asset (1)	12,700
Goodwill (2)	6,574
Liabilities:
Accounts payable	56
Deferred tax liability (3)	3,007
Net assets acquired	$16,610
(1)The acquired intangible asset is finite lived, represents developed technology, and has an estimated useful life of 14 years. The determination of the fair value of the finite-lived intangible asset required management judgment and the consideration of a number of factors. In determining the fair value, management primarily relied on a multi-period excess earnings valuation methodology. This methodology required the use of estimates, including projected revenues related to the particular asset; its obsolescence rate; royalty, margin, and discount rates; and certain published or readily available industry benchmark data. In establishing the estimated useful life of the acquired intangible asset, the Company relied primarily on the duration of the cash flows utilized in the valuation model.
(2)Goodwill represents the expected synergies from combining Emission with Quanterix as well as the value of the acquired workforce. The goodwill is not deductible for income tax purposes.
(3)Recorded in other non-current liabilities on the Consolidated Balance Sheets.
Due to the timing of the acquisition in the first quarter of 2025, the purchase price allocation set forth above is preliminary. The Company continues to obtain the information to complete the purchase price allocation and will record adjustments, if any, during the measurement period subsequent to the acquisition date. Only facts and circumstances that existed as of the acquisition date are considered for subsequent adjustment.
The operating results of Emission have been included in the Company's financial statements since the acquisition date and are not material to the Company's consolidated financial results.
Acquisition costs related to the Emission transaction were not material for the three months ended March 31, 2025.
Call Option Agreement
In connection with the closing of the acquisition of Emission, the Company entered into a call option agreement (the “Option Agreement”), in which the Emission selling shareholders have the right to repurchase all of the outstanding capital stock of Emission for $10.0 million after five years if Emission’s revenues do not exceed $5.0 million in any one year during such five-year period. If the Emission selling shareholders exercise the right to repurchase Emission, the Company will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize the Company's products.
The Company determined that the call option is embedded in the purchased shares of Emission and does not require separate accounting unless exercised.

Note 4. Goodwill and Intangible Assets
Goodwill represents the amount an acquisition’s purchase price exceeds the fair value of the assets acquired, including identifiable intangible assets, and liabilities assumed. Goodwill is not amortized; however it is required to be tested for impairment annually at the reporting unit level. Testing for impairment is also required on an interim basis if events or circumstances indicate it is more likely than not that an impairment loss has been incurred.
A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. The Company has determined it has one reporting unit.
Absent an event that indicates a specific impairment may exist, the Company has selected October 1 as the date for performing its annual goodwill impairment test. The impairment test is first performed at the reporting unit level using a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value, and an impairment loss is recognized in amount equal to this excess.
Subsequent to the acquisition of Emission, the Company performed an interim impairment test as of March 31, 2025, utilizing a qualitative assessment to determine if it was more likely than not that the fair value of the Company's reporting unit was less than its carrying value, and concluded that no impairment existed. Additionally, as of March 31, 2025 the Company had no accumulated goodwill impairment losses.
Changes in the carrying amount of goodwill are as follows (in thousands):

Total Goodwill
Balance as of December 31, 2024	$—
Acquisition of Emission	6,574
Balance as of March 31, 2025	$6,574
Acquired intangible assets consisted of the following (in thousands, except useful life and weighted average life amounts):

		As of March 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Know-how	8.5	$13,000	$(8,131)	$(980)	$3,889	2.8
Developed technology	7.0 - 14.0	14,350	(1,877)	—	12,473	13.8
Customer relationships	8.5 - 10	1,360	(1,194)	(8)	158	2.8
Non-compete agreements	5.5	340	(314)	(26)	—	—
Trade names	3	50	(50)	—	—	—
Total		$29,100	$(11,566)	$(1,014)	$16,520

		As of December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Know-how	8.5	$13,000	$(7,057)	$(2,093)	$3,850	3.0
Developed technology	7	1,650	(1,645)	—	5	0.1
Customer relationships	8.5 - 10	1,360	(1,166)	(18)	176	3.1
Non-compete agreements	5.5	340	(285)	(55)	—	—
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(10,203)	$(2,166)	$4,031
The Company recorded amortization expense of $0.6 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
Future estimated amortization expense is as follows (amounts in thousands):

As of March 31, 2025
2025	$1,801
2026	2,381
2027	2,358
2028	909
2029	907
Thereafter	8,164
Total amortization expense	$16,520
Note 5. Revenue and Related Matters
Revenue from Contracts with Customers
The Company’s customers primarily consist of entities engaged in life sciences research that pursue the development of novel therapies and diagnostics for a variety of neurologic, oncologic, cardiovascular, and infectious diseases, and through the identification and measurement of protein biomarkers associated with diseases. The Company’s customer base includes pharmaceutical, biotechnology, contract research organizations, academic, and government institutions.

Disaggregated Revenue
The following table disaggregates the Company’s revenue from contracts with customers by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$813	$362	$1,448	$2,623	$408	$1,269	$869	$2,546
Consumable and other products	10,918	4,849	2,349	18,116	10,297	4,299	2,528	17,124
Total	$11,731	$5,211	$3,797	$20,739	$10,705	$5,568	$3,397	$19,670

Service revenue:
Research services	$5,006	$329	$266	$5,601	$5,762	$2,802	$127	$8,691
Service-type warranties	1,509	893	192	2,594	1,637	852	194	2,683
Other services	362	202	4	568	318	248	27	593
Total	$6,877	$1,424	$462	$8,763	$7,717	$3,902	$348	$11,967

Collaboration and license revenue:	$771	$—	$—	771	$155	$—	$—	155
Total	$771	$—	$—	$771	$155	$—	$—	$155
For the three months ended March 31, 2025 and 2024, no customer accounted for more than 10% of the Company’s total revenues. As of March 31, 2025 and December 31, 2024, no customer accounted for more than 10% of the Company’s gross accounts receivable.
Contract Assets
There were no contract assets as of March 31, 2025 or December 31, 2024.
Deferred Revenue
During the three months ended March 31, 2025 and 2024, the Company recognized $2.5 million and $2.7 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.
Remaining Performance Obligations
As of March 31, 2025, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $10.2 million. Of this amount, $9.1 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. The $10.2 million primarily consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.

Costs to Obtain a Contract
Changes in costs to obtain a contract were as follows (in thousands):

	2025	2024
Balance as of December 31	$292	$288
Capitalization of costs to obtain a contract	46	97
Recognition of costs to obtain a contract	(140)	(95)
Balance as of March 31	$198	$290
The Company evaluates potential impairment of these amounts at each balance sheet date and no impairments were recorded during the three months ended March 31, 2025 and 2024.
Grant Revenue
All of the Company's grant revenue is generated within North America.
NIH Grant
On September 21, 2022, the Company and the National Institutes of Health (the “NIH”), an agency of the U.S. Department of Health and Human Services, entered into a contract (the “NIH Grant”) with a total award value of $1.7 million. The NIH granted the Company funding in support of the development of certain point-of-care diagnostic technologies through collaborative efforts. Grant funding is to be used solely for activities related to the point-of-care diagnostic device development project and the contract period runs through August 2025. Receipt of the award value occurs throughout the term of the contract period and after the Company submits for reimbursement of activities related to the grant. As of March 31, 2025, the Company had received $1.5 million of the total award value.
During the three months ended March 31, 2025 and 2024, grant revenue recognized and research and development expenses incurred were not material.
Note 6. Allowance for Credit Losses
The change in the allowance for expected credit losses on accounts receivable is summarized as follows (in thousands):

	2025	2024
Balance as of December 31	$1,042	$454
Provision for expected credit losses	186	176
Write-offs and recoveries collected	(133)	(103)
Balance as of March 31	$1,095	$527

Note 7. Marketable Securities
All of the Company's marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities, by major security type, were as follows (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$—	$—	$—	$—
U.S. Treasuries	79,348	46	(33)	79,361
U.S. Government agency bonds	69,320	40	(54)	69,306
Corporate bonds	55,451	97	—	55,548
Total marketable securities	$204,119	$183	$(87)	$204,215

Marketable securities are recorded in the following Consolidated Balance Sheets captions:
Cash and cash equivalents				$13,846
Marketable securities				190,369
Total marketable securities				$204,215

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$1,494	$—	$—	$1,494
U.S. Treasuries	61,891	19	(53)	61,857
U.S. Government agency bonds	93,987	89	(98)	93,978
Corporate bonds	74,937	148	(1)	75,084
Total marketable securities	$232,309	$256	$(152)	$232,413

Marketable securities are recorded in the following Consolidated Balance Sheets captions:
Marketable securities				232,413
Total marketable securities				$232,413
The following tables show the fair value and gross unrealized losses of the Company’s marketable securities, with unrealized losses that are not deemed to be other-than-temporary, aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months
As of March 31, 2025	Fair Value	Unrealized Losses
Commercial paper	$—	$—
U.S. Treasuries	50,362	(33)
U.S. Government agency bonds	37,561	(54)
Corporate bonds	5,459	—
Total	$93,382	$(87)

	Less Than 12 Months
As of December 31, 2024	Fair Value	Unrealized Losses
U.S. Treasuries	$35,085	$(53)
U.S. Government agency bonds	32,148	(98)
Corporate bonds	7,415	(1)
Total	$74,648	$(152)

The Company did not have any individual securities in a continuous loss position for greater than 12 months, and there were no individual securities that were in a significant unrealized loss position as of March 31, 2025. For marketable securities in an unrealized loss position, the Company does not intend to sell them, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related. Accordingly, the Company has not recorded any impairment losses or a credit loss allowance.
During the first quarter of 2025, the Company sold $8.3 million of marketable securities. Realized gains related to the sale were not material.
At March 31, 2025 and December 31, 2024, the Company had $1.5 million and $1.6 million, respectively, of accrued interest receivable on its marketable securities.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$164,508	$164,591	$197,141	$197,306
Due in one to two years	39,611	39,624	35,168	35,107
Total	$204,119	$204,215	$232,309	$232,413

Note 8. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2025	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$43,535	$43,535	$—	$—
Commercial paper	—	—	—	—
U.S. Treasuries	13,846	—	13,846	—
Total cash equivalents	57,381	43,535	13,846	—
Marketable securities:
Commercial paper	—	—	—	—
U.S. Treasuries	65,515	—	65,515	—
U.S. Government agency bonds	69,306	—	69,306	—
Corporate bonds	55,548	—	55,548	—
Total marketable securities	190,369	—	190,369	—
Total financial assets	$247,750	$43,535	$204,215	$—

Financial liabilities:
Contingent consideration (2)	6,991	—	—	6,991
Total financial liabilities	$6,991	$—	$—	$6,991

As of December 31, 2024	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$44,426	$44,426	$—	$—
Total cash equivalents	44,426	44,426	—	—
Marketable securities:
Commercial paper	1,494	—	1,494	—
U.S. Treasuries	61,857	—	61,857	—
U.S. Government agency bonds	93,978	—	93,978	—
Corporate bonds	75,084	—	75,084	—
Total marketable securities	232,413	—	232,413	—
Total financial assets	$276,839	$44,426	$232,413	$—
(1)Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)Earnout 2 included in the acquisition of Emission (refer to Note 3 - Acquisitions) requires additional consideration to be paid to the selling shareholders based on the amount and timing of certain performance targets over a five year period ending December 31, 2029. Monte-Carlo simulations were used to determine the fair value, including the following significant unobservable inputs: projected revenue, a risk adjusted discount rate, and revenue volatility. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurement. The range of outcomes payable is zero to $50.0 million. The fair value of the contingent consideration is recorded in accrued expenses and other current liabilities and non-current portion of contingent consideration on the Consolidated Balance Sheets.

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
The following table presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

Level 3 Liabilities
Balance as of December 31, 2024	$—
Acquisition of Emission - Earnout 2 (1)	6,612
Change in fair value of contingent consideration (2)	379
Balance as of March 31, 2025	$6,991
(1)Refer to Note 3 - Acquisitions.
(2)The change in fair value subsequent to the acquisition date was due to the passage of time and is recorded in change in fair value of contingent consideration on the Consolidated Statements of Operations.
Nonrecurring Fair Value Measurements
The Company has a non-marketable equity investment in a privately held entity. Since there is minimal market activity or other financial information available to determine the fair value of the shares held by Quanterix, this investment is considered a Level 3 financial asset.
Pursuant to ASC 321 – Investments – Equity Securities, the Company uses the measurement alternative for equity investments without readily determinable fair values and recognizes its equity investment at cost, less any impairment, adjusted for any observable price changes in orderly transactions. The shares received were valued at $0.8 million upon receipt, primarily using the third-party purchase price of similar interests. Changes in the inputs and assumptions used would have resulted in a higher or lower fair value measurement.
The Company’s non-marketable equity investment contains certain restrictions related to the sale or transfer of the securities. The restrictions are in place indefinitely and cannot lapse.
During the three months ended March 31, 2025, the Company did not record any fair value adjustments to its non-marketable equity investment. To date, the cumulative fair value adjustments have not been material. As of March 31, 2025 and December 31, 2024, the carrying value of the non-marketable equity investment was $0.8 million, and is recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 17 - Variable Interest Entities for the Company's evaluation of investments in other entities under the VIE guidance.
Other Fair Value Disclosures
During the three months ended March 31, 2025 and 2024, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets.
Note 9. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$6,219	$7,215
Work in process	9,140	7,980
Finished goods	15,669	17,580
Total inventory	$31,028	$32,775

Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued professional services	$4,208	$4,897
Accrued royalties	1,250	1,361
Accrued tax liabilities	1,082	1,018
Other accrued expenses	6,774	1,575
Total accrued expenses and other current liabilities	$13,314	$8,851
Note 11. Stockholders' Equity
The following tables summarize the changes in equity during the three months ended March 31, 2025 and 2024, respectively (amounts in thousands):

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2024	38,573	$39	$803,160	$(3,080)	$(470,081)	$330,038
Issuance of common stock under stock plans, net of tax and payments	228	—	138	—	—	138
Stock-based compensation expense	—	—	5,462	—	—	5,462
Unrealized losses on marketable securities, net of tax	—	—	—	(8)	—	(8)
Foreign currency translation, net of tax	—	—	—	1,267	—	1,267
Net loss	—	—	—	—	(20,504)	(20,504)
Balance at March 31, 2025	38,801	$39	$808,760	$(1,821)	$(490,585)	$316,393

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, net of tax and payments	274	—	599	—	—	599
Stock-based compensation expense	—	—	5,265	—	—	5,265
Unrealized losses on marketable securities, net of tax	—	—	—	(607)	—	(607)
Foreign currency translation, net of tax	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	(11,163)	(11,163)
Balance at March 31, 2024	38,288	$38	$789,006	$(2,953)	$(442,713)	$343,378

Note 12. Stock-Based Compensation
Stock Options
Stock option activity for the three months ended March 31, 2025 is presented below (in thousands, except per share and contractual life amounts):

	Number of options	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	3,563	$19.94	7.7	$678
Granted	2,300	8.49
Exercised	(4)	3.12
Forfeited/expired	(47)	15.20
Outstanding at March 31, 2025	5,812	$15.46	8.4	$73
Exercisable at March 31, 2025	1,839	$21.38	6.5	$47
Vested and expected to vest at March 31, 2025	5,812	$15.46	8.4	$73
Restricted Stock Units
Restricted stock unit (“RSU”) activity for the three months ended March 31, 2025 is presented below (in thousands, except per share amounts):

	Number of shares	Weighted-average grant date fair value per share
Unvested at December 31, 2024	1,115	$18.55
Granted	1,059	8.58
Vested	(180)	21.62
Forfeited	(26)	15.49
Unvested at March 31, 2025	1,968	$12.94
Employee Stock Purchase Plan (“ESPP”)
During the three months ended March 31, 2025, employees purchased 102 thousand shares of the Company’s common stock pursuant to the 2017 Employee Stock Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of product revenue	$311	$281
Cost of service and other revenue	309	308
Research and development	591	543
Selling, general and administrative	4,251	4,133
Total stock-based compensation expense	$5,462	$5,265
As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested RSUs and stock options was $57.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

Note 13. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(20,504)	$(11,163)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,718	38,126

Net loss per share, basic and diluted	$(0.53)	$(0.29)
As the Company was in a net loss position for all periods listed in the table below, the following common share equivalents (calculated on a weighted average basis) were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	5,018	3,520
RSUs	1,688	1,497
Estimated ESPP purchases	8	19
Total dilutive shares	6,714	5,036
Note 14. Income Taxes
The Company’s effective tax rates were 12.4% and (1.6)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate in 2025 is higher than 2024 due to a non-recurring benefit of $3.0 million relating to the release of a portion of the Company's valuation allowance due to taxable temporary differences recorded as part of the Emission acquisition, which are a source of income to realize certain pre-existing federal and state deferred tax assets. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.
The Company maintains a valuation allowance on the majority of its deferred tax assets, and it has concluded that it is more likely than not that the deferred assets will not be utilized.
Note 15. Commitments and Contingencies
Purchase Commitments
The Company’s non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. As of March 31, 2025, the Company’s total purchase commitments under these agreements were $1.6 million.
License Agreements
Eli Lilly and Company
In February 2022, the Company and Eli Lilly and Company (“Lilly”) entered into a Technology License Agreement (the “Lilly License”) under which Lilly granted a non-exclusive license to Lilly’s proprietary p-Tau 217 antibody technology for use by the Company in research use only products, services, and future in vitro diagnostics (“IVD”) applications within the field of Alzheimer’s disease. Pursuant to the Lilly License, the Company paid an upfront fee, is required to make milestone payments based on the achievement of predetermined regulatory and commercial events, and will pay royalties on net sales of licensed products.

Harvard University
In August 2022, the Company and Harvard University (“Harvard”) entered into an exclusive license agreement (the “Harvard License Agreement”) for certain intellectual property owned by Harvard. Pursuant to the Harvard License Agreement, the Company paid an upfront fee of $0.6 million and is required to pay Harvard low single-digit royalties on net sales of products and services using the licensed technology, as well as a portion of its applicable sublicense revenues. The Company incurred no royalty expense under the Harvard License Agreement for the three months ended March 31, 2025 and 2024.
Refer to Note 16 - Related Party Transactions for a discussion of a related party relationship with Harvard.
Tufts University
In June 2007, the Company and Tufts University (“Tufts”) entered into a license agreement (the “Tufts License Agreement”) for certain intellectual property owned by Tufts. The Tufts License Agreement, which was subsequently amended, is exclusive and sub-licensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is required to pay license and maintenance fees that are creditable against royalties, in addition to low single-digit royalties on direct sales and services, and a royalty on sublicense income. The Company incurred royalty expenses related to the Tufts License Agreement of $0.4 million and $0.5 million during the three months ended March 31, 2025 and 2024, respectively, which were recorded in cost of product revenue on the Consolidated Statements of Operations.
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
Leases
The undiscounted future lease payments for non-cancelable operating leases were as follows (in thousands):

Maturity of lease liabilities	As of March 31, 2025
2025 (remainder)	$5,546
2026	7,535
2027	7,733
2028	7,923
2029	8,143
Thereafter	7,614
Total lease payments	44,494
Less: imputed interest	8,087
Total operating lease liabilities	$36,407
During the three months ended March 31, 2025, the Company did not enter into any material leases.
Note 16. Related Party Transactions
In January 2025, prior to the acquisition of Emission (refer to Note 3 - Acquisitions), the Company entered into agreements with two entities to continue development work on certain future products for Quanterix. The owners of each of these entities were selling shareholders of Emission. At March 31, 2025, the Company did not have any open payable balances with these entities and the Company did not incur any expenses during the three months ended March 31, 2025.

In June 2007, the Company entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 15 - Commitments and Contingencies). A member of the Company’s Board of Directors was previously affiliated with Tufts and continues to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts. At March 31, 2025 and December 31, 2024, open payable balances to Tufts were not material.
In August 2022, the Company entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 15 - Commitments and Contingencies). Harvard is required to pay a portion of the payments received from the Company under the Harvard License Agreement to a member of the Company’s Board of Directors. The same member of the Company’s Board of Directors is also affiliated with Mass General Brigham. Revenue recorded from sales of products and services to Harvard and Mass General Brigham was $0.3 million for both the three months ended March 31, 2025 and 2024. Cost of product revenue and operating expenses with Harvard and Mass General Brigham were not material for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, open payables to Harvard and Mass General Brigham were not material. Open receivables balances were $0.6 million March 31, 2025 and were not material at December 31, 2024.
Note 17. Variable Interest Entities
The Company enters into relationships with, or has investments in, other entities that may be VIEs. The Company assesses the criteria in ASC 810 – Consolidation to determine if any such entities meet the definition of a VIE and require consolidation into its financial statements. Based on the Company’s assessments, it does not have any controlling financial interests in any VIE, and therefore did not consolidate any VIE into its Consolidated Financial Statements during the three months ended March 31, 2025 and 2024.
As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s investment in a VIE was $0.8 million. Refer to Note 8 - Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to the VIE is limited to its carrying value and the Company does not have any future funding commitments to the VIE.
Note 18. Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is the chief executive officer, who reviews the Company's operations and manages its business as a single operating segment as of March 31, 2025.
The Company’s proprietary digital “Simoa” detection technology is used across all parts of the business to derive revenues through the sale of instruments, consumables, Accelerator Laboratory, and LDT services, and warranties. The Company’s accounting policies apply in the same manner across the business.
The Company utilizes consolidated net loss as the measure of segment profitability (loss) as required by ASU 2023-07. The CODM uses this measure, along with the significant revenue and expense lines included in the table below, when analyzing the Company’s operations and performance and determining how to allocate resources. These measures are consistently used by the CODM in comparing budgeted results versus actuals, in determining when or where to invest resources into specific areas of the business, and for decisions on strategic initiatives.

The following table presents the reconciliation of significant segment information reviewed by the CODM to consolidated net loss:

	Three Months Ended March 31,
	2025	2024
Revenues:
Revenue from contracts with customers	$30,273	$31,792
Grant revenue	60	274
Total revenues	30,333	32,066

Less:
Costs of goods sold and services, including shipping and handling costs	15,495	15,660
Certain operating expenses, excluding shipping and handling costs (1)	40,916	30,639
Other segment items (2)	(5,574)	(3,070)
Consolidated net loss	$(20,504)	$(11,163)
(1)Expenses consist of research and development and selling, general and administrative expenses from the Consolidated Statements of Operations and exclude shipping and handling costs.
(2)Other segment items represent discrete events, non-recurring transactions, or insignificant items that are not used by the CODM to evaluate the Company’s performance or allocate resources, and include:
a.Other lease costs – amortization of operating lease right-of-use assets and other facility operating expenses from leased facilities the Company is not using;
b.Interest income - interest earned on cash, cash equivalents, and marketable securities, and the accretion of discounts on marketable securities;
c.Other income (expense), net – gains and losses on foreign currency, and other non-recurring items that are not a part of the Company’s core business operations; and
d.Income tax benefit (expense) – income taxes related to federal, state, and foreign jurisdictions in which the Company conducts business.
The CODM reviews usage of cash, cash equivalents, and marketable securities as part of evaluating the Company’s performance but does not review or evaluate any other assets.
There have been no changes to the methods used to determine segment profit or loss, or the significant segment captions, across any of the periods presented.
Note 19. Subsequent Events
Restructuring and Related Costs
On May 12, 2025, the Company announced a plan to reduce operating costs and preserve cash, a part of which will be realized through a reduction in force. The Company expects to incur expenses of approximately $1.5 million related to the reduction in force, substantially all of which will be cash expenditures incurred in 2025 for severance.
Agreement to Acquire Akoya Biosciences, Inc.
On January 9, 2025, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Akoya Biosciences, Inc., a Delaware corporation (“Akoya”), and Wellfleet Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Quanterix (“Merger Sub”), to acquire Akoya. Akoya is based in Marlborough, Massachusetts and is a life sciences technology company delivering spatial biology solutions focused on transforming discovery, clinical research and diagnostics. Spatial phenotyping refers to technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in understanding of disease progression and patient response to therapy. The transaction is part of the Company's plans to establish the first fully integrated technology ecosystem to identify and measure biomarkers across tissue and blood, expand its technology offerings into oncology and immunology, and expand its portfolio of lab service offerings.

Under the Original Merger Agreement, each share of common stock, par value $0.00001 per share, of Akoya (the “Akoya Common Stock”) outstanding immediately prior to the merger was to be converted into the right to receive 0.318 (the “Original Exchange Ratio”) of a fully paid and nonassessable share of common stock, par value $0.001 per share, of the Company (the “Quanterix Common Stock”) and, if applicable, cash in lieu of fractional shares. In addition, each restricted stock unit in respect of shares of Akoya Common Stock (“Akoya RSUs”) and each option to acquire shares of Akoya Common Stock (“Akoya Options”) that was outstanding immediately prior to the merger was to be automatically converted into a number of restricted stock units and options to acquire shares of Quanterix Common Stock, respectively, based on the Original Exchange Ratio.
On April 28, 2025, the Company, Merger Sub and Akoya, entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”) that amends and restates the Original Merger Agreement in its entirety, pursuant to which, Merger Sub will merge with and into Akoya (the “Merger”), with Akoya surviving as a wholly owned subsidiary of the Company. Under the A&R Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Akoya Common Stock outstanding immediately prior to the Effective Time will be converted into the right to receive (a) 0.1461 (the “Exchange Ratio”) of a share of Quanterix Common Stock (the “Per Share Stock Consideration”) and, if applicable, cash in lieu of fractional shares, and (b) $0.38 in cash, without interest (the “Per Share Cash Consideration” and, together with the Per Share Stock Consideration, the “Per Share Merger Consideration”).
Under the A&R Merger Agreement, immediately prior to the Effective Time:
•Each Akoya RSU that is outstanding and unvested (each, a “Rollover RSU”) will automatically be converted into the right to receive the Per Share Merger Consideration upon vesting. Each Rollover RSU shall otherwise remain subject to the same terms and conditions, including vesting, as were applicable immediately prior to the Effective Time.

•Each Akoya RSU that is outstanding and vested immediately prior to the Effective Time will receive the Per Share Merger Consideration.

•Each Akoya Option that is outstanding will, if unvested, become vested, and (a) if the per share exercise price is equal to or greater than the value of the Per Share Merger Consideration, will automatically terminate and be cancelled for no consideration; and (b) if the per share exercise price is less than the value of the Per Share Merger Consideration, will automatically terminate and be cancelled in consideration for the right to receive the Per Share Merger Consideration in respect of a number of shares of Akoya Common Stock determined assuming a synthetic cashless exercise of such Akoya Options as determined based on the aggregate excess of the per share exercise price of such Akoya Options divided by the value of the Per Share Merger Consideration.
The A&R Merger Agreement provides that, (i) the aggregate number of shares of Company Common Stock to be issued by the Company pursuant to the Merger (including shares issuable vesting of Rollover RSUs after the Effective Time) will not exceed 19.99% of the issued and outstanding shares of Company Common Stock immediately prior to the Effective Time and (ii) the aggregate cash consideration to be paid by the Company (including cash payable upon vesting of Rollover RSUs after the Effective Time) will not exceed $20.0 million. If any of such limits were to be exceeded, the Exchange Ratio and the Per Share Cash Consideration, as the case may be, would be reduced, with a corresponding increase in the other component (to the extent such increase does not exceed the limitations described in the foregoing sentence).
The closing of the Merger is subject to a number of conditions, including: (i) approval of the Merger by Akoya stockholders; (ii) the effectiveness of the registration statement on Form S-4 filed with the SEC in connection with the Merger (after the filing of any required post-effective amendment as may be necessary in order to reflect the revised terms of the Merger as contemplated in the A&R Merger Agreement); (iii) the absence of any order issued or entered, or any law enacted or promulgated having the effect of restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger; (iv) the Company's submission to Nasdaq of a notification of shares of the Company Common Stock to be issued in connection with the Merger; (v) performance by each party of its respective obligations under the A&R Merger Agreement; and (vi) the absence of a material adverse effect with respect to each of Akoya and Quanterix.

Securities Purchase Agreement
On April 2, 2025, the Company and Akoya entered into a securities purchase agreement, as amended on April 28, 2025 (the “Securities Purchase Agreement”) with Akoya, pursuant to which Akoya will issue and sell to the Company from time to time, in a private placement, one or more convertible promissory notes having an aggregate principal amount of up to $30.0 million (the “Convertible Notes”). Akoya may draw on the Convertible Notes between June 15, 2025 and the earlier of (a) the closing of the Merger and (b) August 31, 2025 if the A&R Merger Agreement is lawfully terminated pursuant to its terms on or prior to such date; provided, however, that if the closing of the Merger occurs on or prior to June 15, 2025, Akoya may not draw on the Convertible Notes.
Any Convertible Notes issued under the Securities Purchase Agreement will mature on the earliest to occur of (i) the 91st day following the earlier of (a) November 1, 2027 and (b) the date that Akoya’s indebtedness under the Credit and Security Agreement, dated October 27, 2020, by and among Akoya, Midcap Financial Trust, as a lender and as agent (“MidCap”), and the other lenders named therein (the “Akoya Existing Loan Agreement”) is repaid in full and all commitments under such documents have been terminated and (ii) subject to the terms of the Subordination Agreement (as defined below), any acceleration of the Convertible Notes. Any Convertible Note issued under the Securities Purchase Agreement will bear interest at a rate per annum equal to the SOFR interest rate plus an applicable margin specified in the Convertible Note to, but excluding, the date of repayment or conversion of the Convertible Note. Interest on the Convertible Notes will be paid in arrears on the first day of each month and on the maturity date of the Convertible Notes. Subject to the terms of the Subordination Agreement, any interest payments will be made exclusively to the Company in cash.
If drawn, the Convertible Notes will be convertible at the election of the Company during the period beginning on the date, if any, that the A&R Merger Agreement is terminated and ending on the maturity date of the Convertible Notes into shares of Akoya Common Stock, at a conversion price based on the Exchange Ratio and the volume weighted average price of the Quanterix Common Stock for the 10 consecutive trading days ending on the trading day prior to the entry into the A&R Merger Agreement, subject to adjustment.
The Convertible Notes prohibit conversion if it would result in the issuance of more than 19.99% of Akoya Common Stock in the aggregate prior to obtaining stockholder approval. The Convertible Notes will also contain customary anti-dilution provisions to adjust the conversion price from time to time based upon certain issuances of securities by Akoya. The Securities Purchase Agreement contains customary representations and warranties and events of default as well as certain operating covenants applicable to Akoya until the closing of the transaction contemplated by the Merger.
Registration Rights Agreement
At such time as Akoya draws any funds and thereby issues any Convertible Notes, Akoya and the Company will enter into a registration rights agreement, pursuant to which, among other things, Akoya must prepare and file with the SEC no later than August 13, 2025 a registration statement with respect to the resale of shares of Akoya Common Stock issuable upon conversion of the Convertible Notes.
Subordination Agreement
At such time as Akoya draws any funds and thereby issues any Convertible Notes, the Company, Akoya and MidCap will enter into a subordination agreement (the “Subordination Agreement”), pursuant to which the Company and Akoya will agree, among other things, that the Convertible Notes will be subordinate to any debt outstanding and obligations owing under the Akoya Existing Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in the section titled “Part I. Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2025. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth in the sections titled “Part II, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q or in the section titled “Part I, Item 1A. Risk Factors” of our Form 10-K. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us, “and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
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
We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (our first Simoa instrument, launched in January 2014), collectively “HD Instruments”, that is designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X uses our bead-based technology, and assays run on the HD-X are fully automated. At March 31, 2025, approximately 84% of the HD Instrument installed base were HD-X instruments.
Further, we launched our SR-X instrument in 2017 as a compact desktop instrument with a lower price point, more flexible assay preparation, and a wider range of applications. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-X.
With our acquisition of Aushon BioSystems, Inc. in 2018, we acquired a CLIA-certified laboratory and proprietary sensitive planar array detection technology. The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) are federal regulatory standards that apply to all clinical laboratory testing performed on humans in the United States (with the exception of research testing that does not report patient specific results). Leveraging our proprietary sophisticated Simoa image analysis and data analysis algorithms, we further refined the planar array technology to develop the SP-X instrument to provide sensitivity similar to that found in our Simoa bead-based platform. We commercially launched the SP-X instrument in 2019.

Our wholly-owned subsidiary UmanDiagnostics AB (“Uman”), a company located in Umeå, Sweden, supplies neurofilament light (“NfL”), antibodies, and enzyme-linked immunoassay (“ELISA”) kits, which are used by researchers and biopharmaceutical and diagnostics companies world-wide in the detection of NfL to advance the development of therapeutics and diagnostics for neurodegenerative conditions.
We also provide contract research services for customers and Laboratory Developed Test (“LDT”) services through our CLIA-certified Accelerator Laboratory (the “Accelerator Laboratory”). The Accelerator Laboratory provides customers with access to our Simoa technology and our Lucent Diagnostics clinical testing services, and supports multiple projects and services, including sample testing, homebrew assay development, custom assay development, and blood-based biomarker testing. To date, we have completed over 2,400 projects for more than 500 customers from all over the world using our Simoa platforms.
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
As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $266.9 million and restricted cash of $2.6 million. Since our inception, we have incurred annual net losses. Our net losses were $20.5 million and $11.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $490.6 million and stockholders’ equity of $316.4 million.
We expect to incur operating losses at least through the next 24 months and we expect our expenses to increase as we:
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
•strategically acquire and integrate companies or technologies that may be complementary to our business, including Akoya Biosciences, Inc. (“Akoya”);
•are required to pay any earnouts under the agreement to acquire Emission, Inc. acquisition agreement, which are contingent upon completion of certain technical milestones and the achievement of certain performance milestones;
•enter into collaboration arrangements, or in-license other products and technologies; and
•add or enhance operational, financial, and management information systems.
We believe the acquisition of Akoya, if completed on the terms described below in the section titled “Recent Business Developments”, and subsequent integration activities should, over time, generate synergies that will offset the expenses and operating losses we otherwise expect to incur.

Recent Business Developments
Restructuring
On May 12, 2025, we announced a plan to reduce operating costs and preserve cash. As part of this plan, the Company will reduce its operating expenses by approximately $15 million in 2025, with annualized savings of $30.0 million, or 15% of the Company's cost base. Approximately $9.0 million of the $15.0 million savings will be realized from headcount actions. The remaining savings will be realized from a reduction in other costs. The reduction in force is expected to be substantially completed by the end of the second quarter of 2025.
We expect to incur expenses of approximately $1.5 million related to the reduction-in-force, substantially all of which will be cash expenditures incurred in 2025 for severance.
ISO 13485 Certification
On January 31, 2025, we received ISO 13485 certification for our operations in Billerica, Massachusetts. ISO 13485 certification indicates that a company has implemented a quality management system that meets international requirements for medical device manufacturing.
Acquisition of Emission, Inc.
On January 8, 2025, we acquired all of the issued and outstanding shares of capital stock of Emission, Inc. (“Emission”), a life sciences manufacturing company based in Georgetown, Texas. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads its proprietary beads. The transaction is part of our plans to secure the use of Emission’s highly controlled beads in our next generation platforms and expansion into a new multi-plex segment targeting third-party original equipment manufacturer customers. As part of the acquisition of Emission, we made an upfront payment of $9.0 million, with up to an additional $1.0 million payable at the end of the holdback period and an additional $10.0 million payable upon completion of certain technical milestones. Additionally, the selling shareholders of Emission (collectively, the “Emission Shareholders”) may receive up to an additional $50.0 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones.
In connection with the closing of the acquisition, the parties entered into a call option agreement (the “Option Agreement”), in which the Emission Shareholders have the right to repurchase all of the outstanding capital stock of Emission for $10.0 million after five years if Emission’s revenues do not exceed $5.0 million in any one year during such five-year period. If the Emission Shareholders exercise the right to repurchase Emission under the Option Agreement and consummate the repurchase, we will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize our products.
Agreement to Acquire Akoya Biosciences, Inc.
On January 9, 2025, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) to acquire Akoya, a life sciences technology company based in Marlborough, Massachusetts, and on April 28, 2025, we entered into entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”), that amends and restates the Original Merger Agreement in its entirety. Akoya specializes in delivering spatial biology solutions through the power of spatial phenotyping. Spatial phenotyping refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Akoya commercializes proprietary instrument platforms, reagents, software, and services that offer end-to-end solutions to perform tissue analysis and spatial phenotyping from discovery through translational and clinical research and diagnostics. The transaction is part of our plans to establish the first fully integrated technology ecosystem to identify and measure biomarkers across tissue and blood, expand our technology offerings into oncology and immunology, and expand our portfolio of lab service offerings.
Under the A&R Merger Agreement, upon completion of the merger contemplated by the A&R Merger Agreement (the “Merger”), each issued and outstanding share of common stock of Akoya will be converted into the right to receive (a) 0.1461 (the “Exchange Ratio”) of a share of our common stock (the “Per Share Stock Consideration”) and, if applicable, cash in lieu of fractional shares, and (b) $0.38 in cash, without interest (the “Per Share Cash Consideration” and, together with the Per Share Stock Consideration, the “Per Share Merger Consideration”). In addition:
•Each restricted stock unit in respect of shares of Akoya common stock (“Akoya RSUs") that is outstanding and unvested (each, a “Rollover RSU”) will automatically be converted into the right to receive the Per Share Merger Consideration upon vesting. Each Rollover RSU shall otherwise remain subject to the same terms and conditions, including vesting, as were applicable immediately prior to the Merger.

•Each Akoya RSU that is outstanding and vested immediately prior to the Merger will receive the Per Share Merger Consideration.

•Each option to purchase Akoya common stock (“Akoya Options”) that is outstanding will, if unvested, become vested, and (a) if the per share exercise price is equal to or greater than the value of the Per Share Merger Consideration, will automatically terminate and be cancelled for no consideration; and (b) if the per share exercise price is less than the value of the Per Share Merger Consideration, will automatically terminate and be cancelled in consideration for the right to receive the Per Share Merger Consideration in respect of a number of shares of Akoya common stock determined assuming a synthetic cashless exercise of such Akoya Options as determined based on the aggregate excess of the per share exercise price of such Akoya Options divided by the value of the Per Share Merger Consideration.

Under the terms of the A&R Merger Agreement, in no event shall (i) the aggregate number of shares of our common stock to be issued by us pursuant to the Merger (including shares issuable upon vesting of Rollover RSUs after the Merger is completed) exceed 19.99% of our issued and outstanding shares of common stock immediately prior to the Merger and (ii) the aggregate cash consideration to be paid by us (including cash payable upon vesting of Rollover RSUs after the Effective Time) exceed $20.0 million. If any of such limits were to be exceeded, the Exchange Ratio and the Per Share Cash Consideration, as the case may be, would be reduced, with a corresponding increase in the other component (to the extent such increase does not exceed the limitations described in the foregoing sentence).
The closing of the Merger is subject to a number of conditions, including approval of the Merger by Akoya stockholders and the effectiveness of the registration statement on Form S-4 filed with the SEC in connection with the Merger (after the filing of any required post-effective amendment as may be necessary in order to reflect the revised terms of the Merger as contemplated in the A&R Merger Agreement). We expect that, if approved, the Merger will close in the second quarter of 2025.
Securities Purchase Agreement with Akoya
On April 2, 2025, we entered into a securities purchase agreement with Akoya, as amended on April 28, 2025 (the “Securities Purchase Agreement”), pursuant to which Akoya will issue and sell us from time to time one or more convertible promissory notes having an aggregate principal amount of up to $30.0 million (the “Convertible Notes”). Akoya may draw on the Convertible Notes between June 15, 2025 and the earlier of (a) the closing of the Merger and (b) August 31, 2025 if the A&R Merger Agreement is lawfully terminated pursuant to its terms on or prior to such date; provided, however, that if the closing of the Merger occurs on or prior to June 15, 2025, Akoya may not draw on the Convertible Notes.
Any Convertible Notes issued under the Securities Purchase Agreement will mature on the earliest to occur of (i) the 91st day following the earlier of (a) November 1, 2027 and (b) the date that Akoya’s existing indebtedness is repaid in full and all commitments under such documents have been terminated and (ii) subject to the terms of a subordination agreement, any acceleration of the Convertible Notes. Any Convertible Note issued under the Securities Purchase Agreement will bear interest at a rate per annum equal to the SOFR interest rate plus an applicable margin specified in the Convertible Note to, but excluding, the date of repayment or conversion of the Convertible Note. Interest on the Convertible Notes will be paid in arrears on the first day of each month and on the maturity date of the Convertible Notes.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,				Increase (Decrease)
	2025	% of revenue	2024	% of revenue	Amount	%
Revenues:
Product revenue	$20,739	68%	$19,670	61%	$1,069	5%
Service and other revenue	8,763	29%	11,967	37%	(3,204)	(27)%
Collaboration and license revenue	771	3%	155	—%	616	397%
Grant revenue	60	—%	274	1%	(214)	(78)%
Total revenues	30,333	100%	32,066	99%	(1,733)	(5)%
Costs of goods sold and services:
Cost of product revenue	9,764	32%	8,237	26%	1,527	19%
Cost of service and other revenue	4,154	14%	5,281	16%	(1,127)	(21)%
Total costs of goods sold and services	13,918	46%	13,518	42%	400	3%
Gross profit	16,415	54%	18,548	58%	(2,133)	(11)%
Operating expenses:
Research and development	10,036	33%	6,742	21%	3,294	49%
Selling, general and administrative	32,457	107%	26,039	81%	6,418	25%
Other lease costs	288	1%	924	3%	(636)	(69)%
Total operating expenses	42,781	141%	33,705	105%	9,076	27%
Loss from operations	(26,366)	(87)%	(15,157)	(47)%	(11,209)	74%
Other income (expense):
Interest income	3,267	11%	3,948	12%	(681)	(17)%
Change in fair value of contingent consideration	(379)	(1)%	—	—%	(379)	(100)%
Other income	61	—%	226	1%	(165)	(73)%
Loss before income taxes	(23,417)	(77)%	(10,983)	(34)%	(12,434)	113%
Income tax benefit (expense)	2,913	10%	(180)	(1)%	3,093	(1718)%
Net loss	$(20,504)	(67)%	$(11,163)	(35)%	$(9,341)	84%
Revenues
Total revenues decreased $1.7 million, or 5%, to $30.3 million for the three months ended March 31, 2025, compared to $32.1 million for the three months ended March 31, 2024.
Product revenue was $20.7 million for the three months ended March 31, 2025 and consisted of instrument sales of $2.6 million and sales of consumables and other products of $18.1 million. This represented an increase of $1.1 million, or 5%, compared to product revenue of $19.7 million for the three months ended March 31, 2024. The increase was primarily due to higher selling prices of consumables. Instrument revenue remained flat and we expect softness in instrument sales to continue in 2025 as a result of what we believe is a constrained capital funding environment. We believe instrument sales will recover with an improvement in the capital funding environment and further believe the introduction of our Simoa ONE instrument, which is expected to launch by the end of 2025, will help grow instrument sales in future years.

Service revenue was $8.8 million for the three months ended March 31, 2025, compared to $12.0 million for the three months ended March 31, 2024, a decrease of $3.2 million, or 27%. The decrease was due to lower volumes of sample testing and assay development services in our Accelerator Laboratory and the completion of a collaboration agreement with Eli Lilly and Company in the third quarter of 2024 which previously generated $1.5 million of revenue per quarter. While we continue to see strong opportunities with customers, the uncertain macroeconomic environment is expected to drive fluctuations in Accelerator Laboratory revenue in 2025.
Collaboration and license revenue was $0.8 million for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024, an increase of $0.6 million, or 397%. The increase was primarily due to LDT and other diagnostic related license revenues.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $0.4 million, or 3%, to $13.9 million for the three months ended March 31, 2025, compared to $13.5 million for the three months ended March 31, 2024.
Cost of product revenue increased $1.5 million, or 19%, to $9.8 million for the three months ended March 31, 2025, compared to $8.2 million for the three months ended March 31, 2024. This increase was primarily due to decreased capitalization of labor and overhead costs as a result of lower production volume and output, as well as an increase in the inventory reserve for expiring materials.
Cost of service and other revenue was $4.2 million for the three months ended March 31, 2025, compared to $5.3 million for the three months ended March 31, 2024, a decrease of $1.1 million, or 21%. This decrease was due to lower volumes of sample testing and assay development services in our Accelerator Laboratory and a decrease in compensation and benefits costs related to decreased headcount. The overall decrease is consistent with the rate of revenue decline over the same period.
Research and Development
Research and development expense increased $3.3 million, or 49%, to $10.0 million for the three months ended March 31, 2025, compared to $6.7 million for the three months ended March 31, 2024. This increase was primarily due to (1) a $1.9 million charge to compensation expense associated with the contingent consideration payable under the acquisition of Emission, (2) a $0.7 million increase in compensation and benefits costs related to increased headcount, and (3) a $0.6 million increase in costs of outside services, research lab supplies and equipment to enable product development. We believe that our continued investment in research and development is essential to our long-term competitive position. We expect research and development expense to continue to increase due to continued investment in new instruments, including Simoa ONE, and assay development.
Selling, General and Administrative
Selling, general and administrative expense increased $6.4 million, or 25%, to $32.5 million for the three months ended March 31, 2025, compared to $26.0 million for the three months ended March 31, 2024. Included within selling, general, and administrative expense are $1.6 million and $2.1 million of shipping and handling costs for product sales for the three months ended March 31, 2025 and 2024, respectively.
The increase in selling, general and administrative was primarily due to (1) a $3.6 million increase in due diligence and other acquisition costs related to the potential acquisition of Akoya, (2) a $1.9 million charge to compensation expense associated with the contingent consideration payable under the acquisition of Emission, (3) a $1.2 million increase in professional services and consulting fees related to our annual audit and our efforts to remediate the material weaknesses in our internal control over financial reporting described in our Form 10-K, and (4) a $0.5 million increase related to a leased facility we began using in the fourth quarter of 2024. These increases were partially offset by a $0.5 million decrease in shipping and handling costs primarily due to changing shipping providers. We do not expect selling, general and administrative expenses to increase in future periods at the same rate as total revenue or research and development expenses.
Other Lease Costs
Other lease costs were $0.3 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. In the fourth quarter of 2024, we began using one of the leased facilities that we did not occupy as a result of the restructuring and strategic realignment plan in August 2022. Accordingly, as of the fourth quarter of 2024, the amortization of the operating lease right-of-use asset and related leased facility operating expenses at this facility are no longer recorded in other lease costs.
Interest Income
Interest income decreased $0.7 million, or 17%, to $3.3 million for the three months ended March 31, 2025, as compared to $3.9 million for the three months ended March 31, 2024. The decrease in fair value was primarily due to lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration increased $0.4 million, or 100%, for the three months ended March 31, 2025. The contingent consideration arrangement relates to the Emission acquisition that closed in the first quarter of 2025. The increase was due to the passage of time between the acquisition date and end of the quarter.
Other Income
Other income decreased $0.2 million, or 73%, to less than $0.1 million for the three months ended March 31, 2025, as compared to $0.2 million for the three months ended March 31, 2024.
Income Tax (Expense) Benefit
Income tax benefit was $2.9 million for the three months ended March 31, 2025, as compared to income tax expense of $0.2 million for the three months ended March 31, 2024. The $3.1 million change was primarily due to the release of a portion of our valuation allowance on deferred tax assets due to temporary tax differences related to the acquisition of Emission.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of March 31, 2025, we had $76.5 million of cash and cash equivalents and $190.4 million of marketable securities. Historically we have also financed our operations through equity offerings and borrowings from credit facilities.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.
Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, general corporate expenses, and payments related to our acquisition activity. For example, we funded our recent acquisition of Emission entirely with cash on hand and we are obligated to make certain future contingent cash payments related to the Emission acquisition. If the acquisition of Akoya is completed, we will be required to fund the cash portion of the merger consideration. We also have a commitment to provide Akoya with up to $30.0 million of funding in the form of convertible promissory notes, subject to the conditions and timing as further discussed below in the section titled “Securities Purchase Agreement with Akoya”.
Our future capital requirements will depend on many factors, including, but not limited to, our pace of growth, expansion or introduction of instruments, assays, and services, including Lucent Diagnostics, advancing access to our diagnostic tests, market acceptance of our products and services, regulatory requirements, regulatory approval of our products or services, and the effects of competition, technological developments, and broader market and economic trends.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(13,888)	$(20,164)
Net cash provided by (used in) investing activities	32,762	(109,195)
Net cash provided by financing activities	93	599
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,967	$(128,760)
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
Net cash used in operating activities was $13.9 million and $20.2 million for the three months ended March 31, 2025 and 2024, respectively. The $6.3 million decrease in net cash used in operations was driven by a change in working capital items, primarily a decrease in accounts receivable from efforts to improve collections and a decrease raw materials purchases. This decrease was partially offset by an overall increase in our net loss, adjusted for non-cash items. Cash used in operations during the first quarter of 2025 also included payments for professional fees supporting due diligence, legal, and accounting activities related to the proposed acquisition of Akoya.
Investing Activities
Our primary investing activities have consisted of purchases of marketable securities. Additionally, we use funds to acquire companies and to make capital expenditures for the purchase of property and equipment to support our expanding infrastructure.
Net cash provided by investing activities was $32.8 million during the three months ended March 31, 2025, which consisted of proceeds from sales and maturities of marketable securities of $73.3 million and cash used of 9.0 million for the acquisition of Emission, $30.2 million for the purchase of marketable securities, and $1.3 million for purchases of property and equipment.
Net cash used in investing activities was $109.2 million during the three months ended March 31, 2024, which consisted of the purchase of $137.9 million of marketable securities and $0.5 million for purchases of property and equipment, was partially offset by proceeds from the maturities of marketable securities of $29.2 million.
Financing Activities
Net cash used in financing activities was $0.1 million during the three months ended March 31, 2025, compared to net cash provided by financing activities of $0.6 million during the three months ended March 31, 2024. These cash flows are related to the issuance of our common stock under our equity incentive plans and payments for employee taxes withheld.

Future Cash Obligations
As of March 31, 2025, there have been no material changes to our contractual obligations and commitments from those described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, other than those described below.
Contingent Consideration - Emission Acquisition
The acquisition of Emission included two arrangements that could result in additional cash payments to the selling shareholders. An additional $10.0 million is payable upon completion of certain technical milestones (“Earnout 1”) and up to $50.0 million could be payable based on the amount and timing of certain performance targets over a five year period ending December 31, 2029 (“Earnout 2”). The fair value of Earnout 2 at March 31, 2025 was $7.0 million.
Agreement to Acquire Akoya
Under the terms of the A&R Merger Agreement, we are required to pay up to $20.0 million in cash consideration at closing of the Merger. The closing of the Merger is subject to a number of conditions and obligations and we expect that, if approved, the Merger will close in the second quarter of 2025.
Securities Purchase Agreement with Akoya
Under the Securities Purchase Agreement, Akoya may issue and sell us from time to time one or more convertible promissory notes having an aggregate principal amount of up to $30.0 million. Akoya may draw on the Convertible Notes between June 15, 2025 and the earlier of (a) the closing of the Merger and (b) August 31, 2025 if the A&R Merger Agreement is lawfully terminated pursuant to its terms on or prior to such date; provided, however, that if the closing of the Merger occurs on or prior to June 15, 2025, Akoya may not draw on the Convertible Notes.
Any Convertible Notes issued under the Securities Purchase Agreement will mature on the earliest to occur of (i) the 91st day following the earlier of (a) November 1, 2027 and (b) the date that Akoya’s indebtedness under the Akoya Existing Loan Agreement is repaid in full and all commitments under such documents have been terminated.
In addition to the cash commitments disclosed in our Form 10-K, we may have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.
Critical Accounting Policies and Estimates
Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Form 10-K.
There have been no material changes to our critical accounting policies and estimates as previously disclosed in that report, except that the policy under the heading “Impairment of Other Long-Lived Assets” is deleted and replaced in its entirety by the following sections:
Acquired Goodwill, Intangible Assets,and Contingent Consideration
When acquiring a business, we determine the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, which may include a significant amount of intangible assets such as customer relationships, technology, trademarks and trade names, and non-compete agreements, as well as goodwill and contingent consideration.
The determination of the fair values these assets and liabilities involves significant judgment in selecting inputs used in a valuation methodology, including expected future revenues or cash flows, future changes in technology, estimated replacement costs, covenants not to compete, obsolescence of developed technologies, the likelihood and timing of achieving milestones or performance targets, discount rates, and assumptions about the period of time a brand will continue to be used in our product portfolio. In a typical acquisition, we engage third-party valuation experts to assist us with the fair value analyses. Our estimates of fair value are based upon assumptions and inputs we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. A change in the inputs used could have a material impact on the estimated fair values.

Intangible assets with finite lives consist of customer relationships, developed technology, know-how, trademarks and trade names, and non-compete agreements and are recorded at their fair values as described above. These assigned values are amortized over each asset's useful life on a basis which best matches the periods in which the economic benefits are expected to be realized. Determining an intangible asset's useful life requires significant judgment and is based on evaluating a number of factors, including, but not limited to, the expected use of the asset, historical client retention rates, consumer awareness, trademark and trade name history, and any contractual provisions that could limit or extend an asset's useful life. Actual useful lives may differ from estimated useful lives.
Business combinations may also include contingent consideration to be paid based on the occurrence of future events, such as the completion of a technical milestone or upon meeting certain performance targets. Contingent consideration treated as purchase price is a liability recorded at fair value, as described above, at the acquisition date. We remeasure the fair value of outstanding contingent consideration liabilities at each reporting period and changes are recognized in change in fair value of contingent consideration on the Consolidated Statements of Operations.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is required to be assessed for impairment at least annually or whenever events or circumstances indicate that there may be an impairment. An impairment assessment requires evaluating the potential impairment at the reporting unit level using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Reporting units are determined based on the components of our operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Judgment is required in determining the use of a qualitative or quantitative assessment, as well as in determining each reporting unit’s estimated fair value, as it requires us to make estimates of market conditions and operational performance, including projected financial results, discount rates, control premium, and valuation multiples for key financial metrics.
Absent an event that indicates a specific impairment may exist, we have selected October 1st as the date to perform our annual goodwill impairment test. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.
Additionally, we continually evaluate whether events or circumstances have occurred that indicate the estimated remaining useful life of any of our intangible assets or other long-lived assets (which consists of property and equipment), or the estimated remaining lease term of any of our operating lease right-of-use assets may warrant revision, or that the carrying value of these assets may be impaired. To assess whether a long-lived asset or asset group has been impaired, the estimated undiscounted and discounted future cash flows for the estimated remaining useful life or estimated lease term of the asset is compared to its carrying value. Significant judgment is required to estimate future cash flows, including, but not limited to, the expected use of the asset, historical client retention rates, technology roadmaps, consumer awareness, trademark and trade name history, contractual provisions that could limit or extend an asset's useful life, market data, discount rates, and potential sublease opportunities, including rent and rent escalation rates, time to sublease, and free rent periods. To the extent that the future cash flows are less than the carrying value, a long-lived asset or asset group is impaired and written down to its estimated fair value.
Non-GAAP Financial Measures
To supplement our financial statements presented on a U.S. GAAP basis, we present the following non-GAAP financial measures: adjusted gross profit, adjusted gross margin, adjusted total operating expenses, and adjusted loss from operations. These non-GAAP measures are calculated by (1) including shipping and handling costs for product sales within cost of product revenue instead of within selling, general and administrative expenses and (2) excluding amortization of certain acquired intangible assets, acquisition and integration related costs, and certain other items which include other charges or benefits resulting from transactions or events that are highly variable, significant in size, and that we do not believe are indicative of ongoing or future business operations. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
We believe that presentation of these non-GAAP financial measures provides supplemental information useful to investors in understanding our underlying operating results and trends. We use these non-GAAP financial measures to evaluate our operating performance in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business and our competitors. We believe that presentation of these non-GAAP financial measures provides useful information to investors in assessing our operating performance within our industry and to allow comparability with the presentation of other companies in our industry.
The non-GAAP financial measures presented here should be considered in conjunction with, and not as a substitute for, the financial information presented in accordance with U.S. GAAP.
Set forth below is a reconciliation of adjusted gross profit, adjusted gross margin, adjusted total operating expenses, and adjusted loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Gross profit	$16,415	$18,548
Shipping and handling costs	(1,577)	(2,142)
Amortization of acquired intangible assets (1)	227	—
Adjusted gross profit (non-GAAP)	$15,065	$16,406

Total revenues	$30,333	$32,066
Gross margin (gross profit as % of total revenues)	54.1%	57.8%
Adjusted gross margin (non-GAAP) (adjusted gross profit as % of total revenues)	49.7%	51.2%

Total operating expenses	$42,781	$33,705
Shipping and handling costs	(1,577)	(2,142)
Acquisition and integration related costs (2)	(3,578)	—
Earnout recorded as compensation expense (3)	(3,744)	—
Adjusted total operating expenses (non-GAAP)	$33,882	$31,563

Loss from operations	$(26,366)	$(15,157)
Amortization of acquired intangible assets (1)	227	—
Acquisition and integration related costs (2)	3,578	—
Earnout recorded as compensation expense (3)	3,744	—
Adjusted loss from operations (non-GAAP)	$(18,817)	$(15,157)
(1)Consists only of the amortization of intangible assets acquired in 2025.
(2)Represents acquisition and integration costs directly related to the Company's business combinations. Acquisition costs include professional and consulting fees supporting due diligence, legal, and accounting activities to execute a transaction. Integration costs include third party and internal direct costs to integrate acquired companies, employees, and their customers.
(3)Consists of the earnout recognized as compensation expense related to the Emission acquisition.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2025, there have been no material changes to the market risk information from those described in the section titled “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As previously disclosed in the section titled “Part II, Item 9A. Controls and Procedures” in our Form 10-K, management concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of December 31, 2024 due to the material weaknesses in the effectiveness of our internal controls associated with the valuation of inventory, including excess and obsolescence reserves and the capitalization of labor and overhead costs (the “Inventory Valuation MW”), and the accounting for Accelerator Revenue, a component of our service and other revenue (the “Accelerator Revenue MW”).
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on our updated evaluation of the effectiveness of internal control over financial reporting under the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the material weaknesses discussed above, our management continued to conclude that our internal control over financing reporting was not effective at the reasonable assurance level as of March 31, 2025.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Because our efforts to remediate the material weaknesses in our internal control over financial reporting are still underway and we have not had a sufficient period of time to test the operating effectiveness of our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2025.
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
Remediation Efforts
Our management, with oversight from the Audit Committee of our Board of Directors, continues taking steps to remediate the control deficiencies that resulted in the Inventory Valuation MW and the Accelerator Revenue MW described above by implementing changes to our internal control over financial reporting. Our remediation activities undertaken to date and additional planned actions include, but are not limited to, the efforts summarized below:
•we have hired a Vice President, SOX Transformation and continue hiring personnel on our internal SOX Transformation team to:
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
•we are working with accounting advisory consultants to implement new software solutions to automate key manual inventory valuation processes and outputs;
•we have completed the design of new controls and will continue to implement additional compensating controls throughout the remainder of fiscal year 2025;
•we are working to bring additional internal systems into the scope of our internal control environment to reduce reliance on manual processes and controls;
•we continue to execute controls that we worked to improve during fiscal year 2024 that did not have a sufficient period of time to demonstrate operating effectiveness as of December 31, 2024, including the analysis of labor and overhead cost capitalization and related controls implemented in the fourth quarter of 2024;
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
Changes in Internal Control over Financial Reporting
Other than the changes outlined above to remediate the material weaknesses, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings and threats of litigation consisting of intellectual property, contractual, employment, and other matters. While the outcome of any such actions or proceedings cannot be predicted with certainty, as of March 31, 2025, we were not party to any legal proceedings, the outcome of which would be expected to have a material adverse effect on our financial condition or results of operations. Regardless of any outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition, results of operations, or the price of our common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in the section titled “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 17, 2025. Those risk factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be not material also may adversely affect our business, financial condition, and results of operations.
As of the date of this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Form 10-K, except for the following changes:
(i)    The following new risk factor is added:
We may fail to achieve the expected cost savings and related benefits from our May 2025 cost reduction actions, and the consequences of those actions may adversely impact our business.
On May 12, 2025, we announced a plan to reduce operating costs by approximately $15 million in 2025, with annualized savings of $30 million or 15% of our cost base. Approximately $9 million of the $15 million savings will be realized from headcount actions. We expect to incur expenses of approximately $1.5 million related to the reduction in force, substantially all of which will be cash expenditures incurred in 2025 for severance. There is no guarantee that these cost reduction actions will result in the anticipated savings or other economic benefits, and we may incur unanticipated charges or make payments that were not previously contemplated. Additionally, these actions:
•may result in the loss of institutional knowledge and expertise;
•may disrupt or restrain the scope of our business activities; and
•may make it more difficult to attract and retain qualified personnel, whose duties may be expanded to include those of employees whose positions were eliminated in the reduction-in-force.
If we are unable to realize the anticipated benefits from the reduction-in-force, or if we experience significant adverse consequences from the reduction-in-force, our business, financial condition, and results of operations may be materially adversely affected.
(ii)    The risk factor titled “Changes in U.S. government policies, including increased tariffs and potential reductions in federal research funding could adversely affect our business.” is deleted and replaced in its entirety by the following risk factor:
Changes in U.S. government policies, including reductions in federal research funding and increased tariffs, are adversely affecting our business, though the full extent of the impact is uncertain.
The U.S. government has suspended or withheld disbursement of funds under certain federal research grants (or certain components of grants) and curtailed the grant of new awards, including funding and grants from the National Institutes of Health (NIH). These actions are negatively impacting spending within our industry and causing uncertainty, which is adversely impacting our business and our financial outlook for 2025. Certain of our customers, including academic institutions and research organizations, may depend in whole or in part on federal grants to advance their medical research activities. Any prolonged suspensions or reductions in such funding could slow innovation, delay collaborations, and limit the adoption of new technologies that contribute to our business growth.
Other recent policy actions, including the imposition of new tariffs on imported materials and goods from certain foreign countries, may also have an adverse impact on our business. The U.S. government has announced and/or implemented significant new tariffs on imports from a number of countries, resulting in retaliatory tariffs by certain countries. Increased tariffs on materials, goods and components used by us or our suppliers will likely raise production costs and could disrupt the supply chain. Because tariffs will likely increase the costs of materials, goods and components, we expect we will need to absorb the costs in some cases and/or increase the prices of certain of our products. This could adversely impact demand for our products and our competitive positioning.
If these or similar policy changes continue or expand, we may face increased costs and demand for our products could be impacted. Though the risks referenced above have already adversely impacted our business to some extent, the full impact of funding actions and tariffs on us and on our business partners remains highly uncertain and volatile. We cannot predict the full extent of these impacts, but any prolonged disruption could further adversely affect our business, financial condition, and results of operations.
(iii)    The risk factor titled “Defects or other quality issues in our products could lead to unforeseen costs, product recalls, adverse regulatory actions, negative publicity, and litigation, including product liability claims, any of which could cause customers to decide not to purchase our products, harm our reputation, and negatively affect our sales, operating results and financial condition.” is deleted and replaced in its entirety by the following risk factor:
Defects or other quality issues in our products could lead to unforeseen costs, product recalls, adverse regulatory actions, negative publicity, and litigation, including product liability claims, any of which could cause customers to decide not to purchase our products, harm our reputation, and negatively affect our sales, operating results and financial condition.
Our Simoa products are complex and may contain undetected errors or defects, especially when first introduced or as new versions or new products are released. We have in the past devoted, and will continue to devote, funding and resources to technology development, quality assurance and manufacturing initiatives designed to ensure or improve quality, such as the assay redevelopment program which was initiated in 2022 and substantially completed in the fourth quarter of 2023. However, there can be no assurance that we will be successful in our efforts to manufacture products at a level of quality necessary for our customers or to avoid our products containing undiscovered defects or quality issues. Additionally, reduction in personnel who service our instruments may result in service delays, instrument downtime and customer dissatisfaction. Defects, errors or quality issues in our products may discourage customers from purchasing our products and could harm our reputation. We may also be subject to warranty claims and litigation involving claims for damages or incur additional costs, in each case due to errors or defects in our products. In addition, if we do not meet industry or quality standards, if applicable, our products may be subject to recall. A material liability claim, recall or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results.
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
(iv)    The risk factors under the heading “Risks Relating to the Merger” are deleted and replaced in their entirety by the following:
Risks Relating to the Merger
The Merger may not be completed and the A&R Merger Agreement may be terminated in accordance with its terms.
The Merger is subject to a number of conditions that must be satisfied (or waived, to the extent permitted), including (i) receipt of the approval of the Merger by Akoya stockholders; (ii) the effectiveness of the registration statement on Form S-4 filed with the SEC in connection with the Merger, as amended by any post-effective amendment; (iii) the absence of any order issued or entered, or any law enacted or promulgated having the effect of restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger; (iv) the submission by us to Nasdaq of a notification of shares of our common stock to be issued in connection with the Merger; (v) performance by each party of its respective obligations under the A&R Merger Agreement; and (vi) the absence of a material adverse effect with respect to each of Akoya and us. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. Additionally, either we or Akoya may terminate the A&R Merger Agreement under certain circumstances, subject to the payment of a termination fee of $2.6 million by Akoya to us in certain cases. We have incurred and will incur costs in connection with entering into the Original Merger Agreement and the A&R Merger Agreement and consummating the Merger, many of which will be payable by us whether or not the Merger is completed. Even if the A&R Merger Agreement is terminated under circumstances that would require Akoya to pay us a $2.6 million termination fee, it would not cover all of the expenses and costs we have incurred.
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
•we may provide up to $30 million in bridge financing to Akoya in the form of the Convertible Notes, which would be subordinated to Akoya’s existing credit facility, and if the Merger is not completed for any reason, Akoya may not have the financial resources to repay the bridge financing when due, or at all; and
•we will have committed substantial time and resources to matters relating to the Merger (including integration planning) which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.
Actions of activist or dissident stockholders could negatively affect our business and operations.
Recently two of our stockholders have indicated that they oppose the Merger. In addition, on March 3, 2025, one of these stockholders announced that it had nominated three directors for election to our Board of Directors at our 2025 annual meeting of stockholders. As a result of these actions, we will incur significant expenses even if we are successful in completing the Merger or we are successful in a potential proxy contest.
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
Upon completion of the Merger, Akoya stockholders will receive (a) 0.1461 (the “Exchange Ratio”) shares of our common stock (the “Per Share Stock Consideration”) and (b) $0.38 in cash (the “Per Share Cash Consideration” and, together with the Per Share Stock Consideration, the “Per Share Merger Consideration”) for each share of Akoya common stock they hold. In addition, immediately prior to the Merger:
•Each Akoya RSU that is outstanding and unvested (each, a “Rollover RSU”) will automatically be converted into the right to receive the Per Share Merger Consideration upon vesting. Each Rollover RSU shall otherwise remain subject to the same terms and conditions, including vesting, as were applicable prior to the Merger.
•Each Akoya RSU that is outstanding and vested immediately prior to the Merger will receive the Per Share Merger Consideration.
•Each Akoya Option that is outstanding will, if unvested, become vested, and (a) if the per share exercise price for the shares underlying such Akoya Option is equal to or greater than the value of the Per Share Merger Consideration, will automatically terminate and be cancelled for no consideration; and (b) if the per share exercise price for the shares underlying such Akoya Option is less than the value of the Per Share Merger Consideration, will automatically terminate and be cancelled in consideration for the right to receive the Per Share Merger Consideration in respect of a number of shares of Akoya Common Stock determined assuming a synthetic cashless exercise of such Akoya Options as determined based on the aggregate excess of the per share exercise price of such Akoya Options divided by the value of the Per Share Merger Consideration (each, a "Settled Option").
Based on 49,875,399 shares of Akoya common stock outstanding as of April 25, 2025 and 842,000 Akoya RSUs expected to be vested immediately prior to the Merger and the Exchange Ratio, it is expected that we will issue approximately 7,409,812 shares of our common stock upon the closing of the Merger. Based on 1,254,395 Rollover RSUs outstanding as of April 25, 2025 and the Exchange Ratio, it is expected that Quanterix will issue approximately 183,267 Quanterix RSUs to holders of Rollover RSUs in connection with the Merger. Based on an assumed per share merger consideration value of $1.24 (determined based on an assumed average price per share of our common stock as set forth in the A&R Agreement), there would be 1,155,948 shares of Akoya common stock underlying Settled Options, and we would be required to issue and deliver an aggregate of 168,884 shares of our common stock in respect of such Settled Options. Former Akoya stockholders may decide not to hold the shares of our common stock that they will receive in the Merger, and our stockholders may decide to reduce their investment in Quanterix as a result of the changes to our investment profile as a result of the Merger. Both the issuance of this amount of new shares in the Merger and any subsequent sales of these shares may cause the market price of our common stock to decline.
After the Merger, our stockholders will have a reduced ownership and voting interest in Quanterix and may not realize a benefit from the Merger commensurate with their ownership dilution.
The Merger will dilute the ownership position of our stockholders and result in Akoya stockholders having an ownership stake in Quanterix. Based on the number of shares of our common stock and Akoya common stock outstanding as of May 1, 2025, upon completion of the Merger, our current stockholders are expected to own approximately 84% of our outstanding common stock and former Akoya stockholders are expected to own approximately 16% of our outstanding common stock immediately following the closing of the Merger.
If Quanterix and Akoya as a combined company (the “Combined Company”) is unable to fully and timely realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Combined Company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Until the completion of the Merger or the termination of the A&R Merger Agreement pursuant to its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.
From and after the date of the Original Merger Agreement and prior to the completion of the Merger or the termination of the A&R Merger Agreement pursuant to our terms, we are restricted from taking specified actions without the consent of Akoya and are required to conduct our business in the ordinary course, subject to certain exceptions. These restrictions may prevent us from taking actions during the pendency of the Merger that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in the completion of the Merger or termination of the A&R Merger Agreement.
Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Merger.
The Merger is subject to a number of conditions to closing. No assurance can be given that the required Akoya stockholder approval can be obtained or that the required conditions to closing will be satisfied, and, if all required approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals. Any delay in completing the Merger could cause the Combined Company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within our expected time frame. Additionally, any delays in satisfaction of the closing conditions will increase the length of time that we are subject to certain restrictive covenants under the A&R Merger Agreement during the pendency of the Merger and increases the risk of disruptions to our operations and business relationships and the impediments to our ability to pursue certain business opportunities or strategic initiatives, which may in turn cause the Combined Company to not realize some or all of the expected benefits of the Merger or adversely impact our future financial and strategic conditions on a standalone basis if the required approvals and conditions to closing are not obtained or satisfied.
Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.
The success of the Merger will depend in part on our ability to retain the talent and dedication of key employees of each company. It is possible that these employees may decide not to remain with us or Akoya, as applicable, while the Merger is pending, or with the Combined Company following consummation of the Merger. If key employees of either company terminate their employment, or if an insufficient number of employees or sales representatives are retained to maintain effective operations, the Combined Company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Quanterix and Akoya to hiring suitable replacements, all of which may cause the Combined Company’s business to suffer. In addition, we and Akoya may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms. Moreover, there could be disruptions to or distractions for the workforce and management, including disruptions associated with integrating employees into the Combined Company. No assurance can be given that the Combined Company will be able to attract or retain key employees to the same extent that those companies have been able to attract or retain their own employees in the past.
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
The Merger will happen only if certain stated conditions are met. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause existing or prospective customers, service providers, partners, vendors, suppliers and other business relationships to delay or defer other decisions, including entering into contracts or making other decisions, or seek to change or cancel existing business relationships. Additionally, we are subject to certain restrictive covenants under the A&R Merger Agreement during the pendency of the Merger that may (i) cause us to delay or defer other decisions including entering into contracts or arrangements with existing or prospective customers, service providers, partners, vendors, suppliers and other business relationships or (ii) inhibit our ability to take advantage of certain business opportunities or strategic initiatives. Any such disruptions such as delays or deferrals of those decisions or changes in existing agreements could adversely affect our business, operating results and financial position, whether the Merger is ultimately completed, and following the completion of the Merger, the Combined Company, including an adverse effect on the Combined Company’s ability to realize the anticipated synergies and other benefits of the Merger.

The risk, and adverse effect, of any such disruptions could be exacerbated by a delay in completion of the Merger or termination of the A&R Merger Agreement.
Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.
Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, including by diverting the attention of our management and employee team, such as those involved in day-to-day operations, toward the completion of the Merger. In addition, we have diverted significant management resources in an effort to complete the Merger and are each subject to restrictions contained in the A&R Merger Agreement on the conduct of our business. If the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.
We expect to incur substantial costs related to the Merger and integration.
We have incurred and expect to incur substantial non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Merger. Such costs include, among others, filing and registration fees with the SEC, and legal, accounting, investment banking, consulting and public relations fees. Most of these costs are payable by us regardless of whether the Merger is completed.
There will also be restructuring and integration costs incurred in connection with the Merger. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of Akoya’s business into the Combined Company. Although we expect that the elimination of duplicative costs, strategic benefits and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction expenses, Merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. While we have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the A&R Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.
Lawsuits or other legal proceedings may be filed against us, Akoya, the Combined Company and members of their respective boards of directors and management, and have been filed against Akoya and its directors and management already, in connection with the Merger, and an adverse ruling in any such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected time frame, or have an adverse impact on the Combined Company’s business and operations.
Transactions such as the Merger are frequently subject to litigation or other legal proceedings, including actions alleging that our board or Akoya’s board breached their respective fiduciary duties to their stockholders by entering into the A&R Merger Agreement, by failing to obtain a greater value in the transaction for their stockholders or otherwise. Neither we nor Akoya can provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us or Akoya, or against our board or Akoya’s board, they will defend against it, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of Quanterix, Akoya or the Combined Company, including through the possible diversion of either company’s resources or distraction of key personnel.
Furthermore, one of the conditions to the completion of the Merger is the absence of an order (whether temporary or permanent) issued or entered after the date of the A&R Merger Agreement by any governmental body enjoining or otherwise prohibiting the consummation of the Merger. As such, if any plaintiffs are successful in obtaining an injunction preventing the consummation of the Merger, that injunction may prevent the Merger from becoming effective or from becoming effective within the expected time frame.
If the Merger is completed, the Combined Company may be exposed to increased litigation or other legal proceedings from stockholders, customers, partners, suppliers, contractors and other third parties due to the merger of our and Akoya’s businesses following the Merger. Even if such lawsuits or other legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and attention. Such litigation or an adverse judgment resulting in monetary damages may have an adverse impact on the Combined Company’s business and results of operations or may cause disruptions to its operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1*	Agreement and Plan of Merger, dated January 9, 2025, by and among the Registrant, Wellfleet Merger Sub, Inc., and Akoya Biosciences, Inc.		8-K	01/10/2025	001-38319

2.2*	Amended and Restated Agreement and Plan of Merger, dated April 28, 2025, by and among the Registrant, Wellfleet Merger Sub, Inc., and Akoya Biosciences, Inc.		8-K	04/29/2025	001-38319

3.1	Amended and Restated Certificate of Incorporation.		8-K	12/15/2017	001-38319

3.2	Restated Bylaws.		10-Q	08/08/2023	001-38319

10.1*	Voting and Support Agreement, dated January 9, 2025, by and among the Registrant and certain stockholders of Akoya Biosciences, Inc. named therein.		8-K	01/10/2025	001-38319

10.1.1*	Consent and Waiver under, the Voting and Support Agreement, dated April 28, 2025, by and among the Registrant and certain stockholders of Akoya Biosciences, Inc. named therein.		8-K	04/29/2025	001-38319

10.2*	Voting and Support Agreement, dated April 28, 2025, by and among the Registrant and certain stockholders of Akoya Biosciences, Inc. named therein.		8-K	04/29/2025	001-38319

10.3	Securities Purchase Agreement between the Registrant and Akoya Biosciences, Inc. dated April 2, 2025.		8-K	04/04/2025	001-38319

10.3.1	Form of Convertible Note		8-K	04/04/2025	001-38319

10.3.2	Form of Registration Rights Agreement		8-K	04/04/2025	001-38319

10.3.3	Form of Subordination Agreement		8-K	04/04/2025	001-38319

10.4	Amendment No. 1, dated April 28, 2025, to the Securities Purchase Agreement between the Registrant and Akoya Biosciences, Inc. dated April 2, 2025.		8-K	04/29/2025	001-38319
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

QUANTERIX CORPORATION

Dated: May 12, 2025	By:	/s/ Masoud Toloue, Ph.D.
Masoud Toloue, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2025	By:	/s/ Vandana Sriram
Vandana Sriram
Chief Financial Officer
(principal financial officer and principal accounting officer)