Form 10-Q
period 2025-06-30
Quanterix Corp
filed 2025-08-07
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No
As of July 31, 2025, the registrant had 46,465,915 shares of common stock outstanding.

QUANTERIX CORPORATION

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance, and are subject to a number of risks, uncertainties, and assumptions, including those further described in the section titled “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S Securities and Exchange Commission (the “SEC”) on March 17, 2025, as updated by the risk factors in the section titled “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 12, 2025, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data, unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$132,896	$56,709
Marketable securities	128,276	232,413
Accounts receivable, net of allowance for expected credit losses	23,549	32,141
Inventory	30,142	32,775
Prepaid expenses and other current assets	7,254	9,556
Total current assets	322,117	363,594
Restricted cash	2,641	2,610
Property and equipment, net	15,748	17,150
Intangible assets, net	16,332	4,031
Operating lease right-of-use assets	15,710	16,339
Other non-current assets	3,061	2,809
Total assets	$375,609	$406,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,124	$6,953
Accrued compensation and benefits	9,110	12,620
Accrued expenses and other current liabilities	15,388	8,851
Deferred revenue	9,427	8,827
Operating lease liabilities	5,153	4,756
Total current liabilities	48,202	42,007
Deferred revenue, net of current portion	1,056	1,073
Operating lease liabilities, net of current portion	30,381	32,615
Non-current portion of contingent consideration	2,718	—
Other non-current liabilities	794	800
Total liabilities	83,151	76,495
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock: $0.001 par value per share; Authorized: 120,000 shares; Issued and outstanding: 38,873 and 38,544 shares at June 30, 2025 and December 31, 2024, respectively	39	39
Additional paid-in capital	813,945	803,160
Accumulated other comprehensive loss	(928)	(3,080)
Accumulated deficit	(520,598)	(470,081)
Total stockholders’ equity	292,458	330,038
Total liabilities and stockholders’ equity	$375,609	$406,533
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue	$16,832	$19,887	$37,572	$39,557
Service and other revenue	7,090	13,511	15,853	25,478
Collaboration and license revenue	532	729	1,303	884
Grant revenue	22	254	82	528
Total revenues	24,476	34,381	54,810	66,447
Costs of goods sold and services:
Cost of product revenue	9,295	6,670	19,059	14,907
Cost of service and other revenue	3,881	5,477	8,035	10,758
Total costs of goods sold and services	13,176	12,147	27,094	25,665
Gross profit	11,300	22,234	27,716	40,782
Operating expenses:
Research and development	9,081	8,169	19,117	14,911
Selling, general and administrative	31,353	24,080	63,812	50,119
Other lease costs	296	927	584	1,851
Impairment and restructuring costs	7,670	—	7,670	—
Total operating expenses	48,400	33,176	91,183	66,881
Loss from operations	(37,100)	(10,942)	(63,467)	(26,099)
Other income (expense):
Interest income	2,692	3,681	5,962	7,629
Change in fair value of contingent consideration	4,273	—	3,894	—
Other income (expense), net	49	(9)	108	217
Loss before income taxes	(30,086)	(7,270)	(53,503)	(18,253)
Income tax benefit (expense)	73	(117)	2,986	(297)
Net loss	$(30,013)	$(7,387)	$(50,517)	$(18,550)

Net loss per common share, basic and diluted	$(0.77)	$(0.19)	$(1.30)	$(0.49)

Weighted-average common shares outstanding, basic and diluted	38,893	38,338	38,801	38,232
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(30,013)	$(7,387)	$(50,517)	$(18,550)
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(68)	(175)	(76)	(782)
Foreign currency translation	961	62	2,228	(612)
Total other comprehensive income (loss)	893	(113)	2,152	(1,394)
Comprehensive loss	$(29,120)	$(7,500)	$(48,365)	$(19,944)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(50,517)	$(18,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,187	3,124
Credit losses on accounts receivable	(262)	676
Accretion of marketable securities	(1,567)	(3,619)
Impairment of goodwill	6,374	—
Operating lease right-of-use asset amortization	850	840
Stock-based compensation expense	10,834	10,493
Change in fair value of contingent consideration	(3,894)	—
Other operating activity	(370)	(13)
Changes in assets and liabilities:
Accounts receivable	9,476	(7,242)
Inventory	2,993	(7,083)
Prepaid expenses and other current assets	1,942	597
Other non-current assets	(147)	(599)
Accounts payable	2,796	2,054
Accrued compensation and benefits, accrued expenses, and other current liabilities	1,605	(4,310)
Deferred revenue	583	354
Operating lease liabilities	(2,058)	(1,876)
Other non-current liabilities	(2,368)	39
Net cash used in operating activities	(19,543)	(25,115)
Cash flows from investing activities:
Purchases of marketable securities	(30,245)	(189,344)
Proceeds from sales and maturities of marketable securities	135,874	89,229
Purchases of property and equipment	(2,033)	(2,105)
Acquisition, net of cash acquired	(8,954)	—
Net cash provided by (used in) investing activities	94,642	(102,220)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	668	2,421
Payments for employee taxes withheld on stock-based compensation awards	(1,004)	(2,150)
Net cash provided by (used in) financing activities	(336)	271
Net increase (decrease) in cash, cash equivalents, and restricted cash	74,763	(127,064)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,455	(353)
Cash, cash equivalents, and restricted cash at beginning of period	59,319	177,026
Cash, cash equivalents, and restricted cash at end of period	$135,537	$49,609

Supplemental disclosure of cash flow information:
Cash paid for taxes	$890	$514
Right-of-use asset obtained in exchange for lease liabilities	$548	$—
Purchases of property and equipment in accounts payable and accrued expenses	$505	$962
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
In the opinion of management, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 may not be indicative of the results for the full year ending December 31, 2025, or any other period.
The Company’s fiscal year is the 12-month period from January 1 through December 31, and all references to “2025,” “2024,” and the like refer to that fiscal year unless otherwise noted.
Use of Estimates
The preparation of the Consolidated Financial Statements and Notes to Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. Such estimates include, but are not limited to, revenue recognition, valuation of inventory,valuation and impairment of goodwill, intangible and other long-lived assets, valuation of acquired assets and liabilities from acquisitions, valuation of contingent consideration, recoverability of deferred tax assets, and stock-based compensation expense. The Company bases its estimates on historical experience, known trends, worldwide economic conditions, both general and specific to the life sciences industry, and other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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
Foreign currency transaction gains (losses) are included in other income (expense), net, on the Consolidated Statements of Operations and were not material for the three months ended June 30, 2025 and 2024. Foreign currency losses were $0.3 million for the six months ended June 30, 2025 and foreign currency gains were $0.3 million for the six months ended June 30, 2024.
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of June 30,
	2025	2024
Cash and cash equivalents	$132,896	$47,002
Restricted cash (1)	2,641	2,607
Cash, cash equivalents, and restricted cash	$135,537	$49,609
(1) Restricted cash consists of collateral for a letter of credit issued as security for two of the Company’s leased facilities and to secure the Company’s corporate credit card program. The short-term or long-term classification is determined in accordance with the expiration of the underlying letter of credit and security.
Impairment of Goodwill
The Company assesses goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment assessment requires evaluating a potential impairment using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Judgment is required in determining the use of a qualitative or quantitative assessment, as well as in determining a reporting unit’s estimated fair value, as it requires us to make estimates of market conditions and operational performance, including items such as projected financial results, discount rates, control premium, or valuation multiples for key financial metrics.
During the three months ended June 30, 2025, the Company recorded an impairment charge on its entire goodwill balance. Refer to Note 4 - Goodwill and Intangible Assets for further discussion.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or circumstances indicate the carrying amount of the asset(s) may not be fully recoverable or that the estimated useful lives may warrant revision. To assess the recoverability of a long-lived asset or asset group, the Company compares the estimated undiscounted future cash flows for the estimated remaining useful life, or estimated lease term, of the asset (or the primary asset in the asset group) to its carrying value. If the undiscounted cash flows are less than the carrying value, the Company estimates the asset's fair value using the future discounted cash flows associated with the use of the asset. To the extent that the discounted cash flows are less than the carrying value, the asset(s) are impaired and written down to their estimated fair value.
Significant judgment is required to estimate future cash flows, including, but not limited to, estimates about future revenues, expenses, asset disposal value, expected uses of the asset (group), historical customer retention rates, technology roadmaps, customer awareness, trademark and trade name history, contractual provisions that could limit or extend an asset's useful life, market data, discount rates, and potential sublease opportunities including rent and rent escalation rates, time to sublease, and free rent periods.
Restructuring Costs
The Company records costs associated with approved restructuring plans to reorganize operations. Restructuring costs are comprised of employee separation costs, primarily severance and related benefit payments, and any associated costs related to implementing a restructuring plan.
The Company records restructuring charges when a restructuring plan is approved and the amounts to be incurred are estimable. Refer to Note 19 - Restructuring Costs for further discussion on the restructuring plan implemented during the three months ended June 30, 2025.
Recent Accounting Standards to be Adopted
In December 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard enhances annual income tax disclosure requirements by requiring specified categories and greater disaggregation within the tax rate reconciliation table, disclosure of income taxes paid by jurisdiction, and additional disclosures of uncertain tax positions and the related financial statement impacts. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company expects that adoption of the standard will increase its income tax related disclosures but will not have a material impact on its Consolidated Financial Statements.
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
On January 8, 2025, the Company acquired all of the issued and outstanding shares of capital stock of Emission, Inc. (“Emission”), a life sciences manufacturing company based in Georgetown, Texas. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads these proprietary beads. The transaction is part of the Company's plans to secure the use of Emission’s highly controlled beads in the Company's next generation platforms and expansion into a new multi-plex market segment targeting third-party original equipment manufacturer customers.

Total Consideration Transferred
The following table summarizes the fair value of the aggregate consideration paid or payable for Emission as of the acquisition date (in thousands):

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
(3)The acquisition includes contingent consideration discussed below in the section titled “Contingent Payments”.

Contingent Payments
The Emission transaction included two arrangements that could result in additional cash payments to the seller. An additional $10.0 million is payable upon completion of certain technical milestones (“Earnout 1”) and up to $50.0 million could be payable based on the amount and timing of certain performance targets over a five year period ending December 31, 2029 (“Earnout 2”).
Under ASC 805, the Company determined Earnout 1 is compensation expense and is therefore recognized separately from the business combination. In accordance with ASC 710 - Compensation, Earnout 1 is recognized over the expected period certain technical requirements are transferred and certain milestones are completed, which the Company currently estimates to be eight months from the closing date of the acquisition. This expense is recorded in research and development and selling, general and administrative expenses on the Consolidated Statements of Operations.
The preliminary fair value of Earnout 2 on the acquisition date was $6.6 million, which represents purchase price and is included in the accounting for the business combination. Monte-Carlo simulations were used to determine the fair value, including the following significant unobservable inputs: projected revenue, a risk adjusted discount rate, and revenue volatility. Refer to Note 8 - Fair Value of Financial Instruments for discussion on the fair value considerations for Earnout 2.
Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Assets:
Cash and cash equivalents	$43
Accounts receivable, net of allowance for expected credit losses	49
Inventory	307
Intangible asset (1)	12,900
Goodwill (2)	6,374
Liabilities:
Accounts payable	57
Deferred tax liability (3)	3,007
Net assets acquired	$16,609
(1)The acquired intangible asset is finite-lived, represents developed technology, and has an estimated useful life of 14 years. The determination of the fair value of the finite-lived intangible asset required management judgment and the consideration of a number of factors. In determining the fair value, management primarily relied on a multi-period excess earnings valuation methodology. This methodology required the use of estimates, including projected revenues related to the particular asset; its obsolescence rate; royalty, margin, and discount rates; and certain published or readily available industry benchmark data. In establishing the estimated useful life of the acquired intangible asset, the Company relied primarily on the duration of the cash flows utilized in the valuation model.
(2)Goodwill represents the expected synergies from combining Emission with Quanterix as well as the value of the acquired workforce. The goodwill is not deductible for income tax purposes. As of June 30, 2025, the Company has booked a full impairment of the goodwill (refer to Note 4 - Goodwill and Intangible Assets).
(3)Recorded in other non-current liabilities on the Consolidated Balance Sheets.
The purchase price allocation set forth above is preliminary as the Company continues to obtain information to complete the purchase price allocation. The Company will record adjustments, if any, during the measurement period subsequent to the acquisition date and bases such adjustments only on facts and circumstances that existed as of the acquisition date. Measurement period adjustments since the acquisition date have not been material.
The operating results of Emission have been included in the Company's financial statements since the acquisition date and are not material to the Company's consolidated financial results.
Acquisition costs related to the Emission transaction were not material for the three and six months ended June 30, 2025.
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
Goodwill and Impairment
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
During the second quarter of 2025, the Company assessed several events and circumstances, including a larger than expected decline in the Company's revenue and bookings primarily due to the rapidly changing macro-economic conditions resulting from reductions in US federal research funding, reductions in research and development spending by larger pharmaceutical customers, and new import tariffs. As a result, the Company concluded it was more likely than not that that the fair value of its single reporting unit was less than its carrying value and performed a quantitative impairment test for its goodwill as of June 30, 2025.
The Company estimated the implied fair value of its reporting unit using a market valuation approach, which included inputs such as the Company's quoted stock price.

As a result of the quantitative test, the Company determined its goodwill was fully impaired and recorded an impairment charge of $6.4 million during the three months ended June 30, 2025. The Company did not record a goodwill impairment in any other periods presented.
Changes in the carrying amount of goodwill are as follows (in thousands):

Total Goodwill
Balance as of December 31, 2024	$—
Acquisition of Emission	6,374
Goodwill impairment	(6,374)
Balance as of June 30, 2025	$—
Intangible Assets, Long-Lived Assets, and Impairment
The Company continually assesses the determination of its asset groups, which primarily focuses on changes in the Company's operating structure, the way in which it expects to deploy its assets, or how the Company intends to recover the cost of it assets. As a result of the acquisition of Emission, the Company reassessed its asset groups. Primarily due to management's updated expectations of how it plans to deploy and recover the costs of its assets, the Company determined the assets acquired in the Emission acquisition would become their own asset group.
Prior to the quantitative goodwill impairment test, the Company tested the recoverability of its long-lived assets, including intangible assets and property and equipment. The Company utilized an undiscounted cash flow analysis to determine if the cash flows expected to be generated by its asset groups over the remaining estimated useful lives of each group's primary asset were sufficient to recover the carrying value of each asset group. Significant assumptions that form the basis of the forecasted results utilized to calculate undiscounted cash flows include estimates about future revenues, expenses, and market conditions related to these assets, as well as the disposal value of the asset group. These estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used could materially affect the determination of recoverability. Potential events and circumstances that could have an adverse impact on our estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors. As of June 30, 2025, the Company concluded that none of its intangible or other long-lived assets were impaired.
Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each of the Company’s asset groups may be insufficient to support their carrying value, requiring an impairment. Impairment charges, if any, may be material to the results of operations and financial position.
Acquired intangible assets consisted of the following (in thousands, except useful life and weighted average life amounts):

		As of June 30, 2025
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Know-how	8.5	$13,000	$(7,695)	$(1,552)	$3,753	2.5
Developed technology	7 - 14	14,550	(2,111)	—	12,439	13.6
Customer relationships	8.5 - 10	1,360	(1,216)	(4)	140	2.6
Non-compete agreements	5.5	340	(340)	—	—	—
Trade names	3	50	(50)	—	—	—
Total		$29,300	$(11,412)	$(1,556)	$16,332

		As of December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Know-how	8.5	$13,000	$(7,057)	$(2,093)	$3,850	3.0
Developed technology	7	1,650	(1,645)	—	5	0.1
Customer relationships	8.5 - 10	1,360	(1,166)	(18)	176	3.1
Non-compete agreements	5.5	340	(285)	(55)	—	—
Trade names	3	50	(50)	—	—	—
Total		$16,400	$(10,203)	$(2,166)	$4,031
The Company recorded amortization expense of $0.6 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.
Future estimated amortization expense is as follows (amounts in thousands):

As of June 30, 2025
2025	$1,252
2026	2,483
2027	2,460
2028	923
2029	921
Thereafter	8,293
Total amortization expense	$16,332
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

Disaggregated Revenue
The following table disaggregates the Company’s revenue from contracts with customers by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$601	$507	$852	$1,960	$1,580	$557	$329	$2,466
Consumable and other products	7,887	4,811	2,174	14,872	10,498	5,096	1,827	17,421
Total	$8,488	$5,318	$3,026	$16,832	$12,078	$5,653	$2,156	$19,887
Service revenue:
Research services	$3,861	$104	$58	$4,023	$7,775	$2,183	$170	$10,128
Service-type warranties	1,480	904	189	2,573	1,611	902	200	2,713
Other services	313	181	—	494	429	240	1	670
Total	$5,654	$1,189	$247	$7,090	$9,815	$3,325	$371	$13,511
Collaboration and license revenue:	$532	$—	$—	$532	$729	$—	$—	$729
Total	$532	$—	$—	$532	$729	$—	$—	$729

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$1,414	$869	$2,300	$4,583	$1,988	$1,826	$1,198	$5,012
Consumable and other products	18,807	9,659	4,523	32,989	20,795	9,395	4,355	34,545
Total	$20,221	$10,528	$6,823	$37,572	$22,783	$11,221	$5,553	$39,557
Service revenue:
Research services	$8,867	$433	$324	$9,624	$13,537	$4,985	$297	$18,819
Service-type warranties	2,989	1,797	381	5,167	3,248	1,754	394	5,396
Other services	675	383	4	1,062	747	488	28	1,263
Total	$12,531	$2,613	$709	$15,853	$17,532	$7,227	$719	$25,478
Collaboration and license revenue:	$1,303	$—	$—	$1,303	$884	$—	$—	$884
Total	$1,303	$—	$—	$1,303	$884	$—	$—	$884
For the three and six months ended June 30, 2025 and 2024, no customer accounted for more than 10% of the Company’s total revenues. As of June 30, 2025 and December 31, 2024, no customer accounted for more than 10% of the Company’s gross accounts receivable.
Contract Assets
There were no contract assets as of June 30, 2025 or December 31, 2024.
Deferred Revenue
During the three months ended June 30, 2025 and 2024, the Company recognized $3.1 million and $2.2 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period. During the six months ended

June 30, 2025 and 2024, the Company recognized $5.6 million and $4.9 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.
Remaining Performance Obligations
As of June 30, 2025, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $10.5 million. Of this amount, $9.4 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. The $10.5 million primarily consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.
Costs to Obtain a Contract
Changes in costs to obtain a contract were as follows (in thousands):

	2025	2024
Balance as of December 31	$292	$289
Capitalization of costs to obtain a contract	160	174
Recognition of costs to obtain a contract	(190)	(183)
Balance as of June 30	$262	$280
The Company evaluates potential impairment of these amounts at each balance sheet date and no impairments were recorded during the three and six months ended June 30, 2025 and 2024.
Grant Revenue
All of the Company's grant revenue is generated within North America.
NIH Grant
On September 21, 2022, the Company and the National Institutes of Health (the “NIH”), an agency of the U.S. Department of Health and Human Services, entered into a contract (the “NIH Grant”) with a total award value of $1.7 million. The NIH granted the Company funding in support of the development of certain point-of-care diagnostic technologies through collaborative efforts. Grant funding is to be used solely for activities related to the point-of-care diagnostic device development project and the contract period runs through August 2025. Receipt of the award value occurs throughout the term of the contract period and after the Company submits for reimbursement of activities related to the grant. As of June 30, 2025, the Company had received $1.5 million of the total award value.
During each of the three and six months ended June 30, 2025, NIH grant revenue recognized and research and development expenses incurred were not material. During the three and six months ended June 30, 2024, NIH grant revenue recognized and research and development expenses incurred were not material and $0.4 million, respectively.
Note 6. Allowance for Credit Losses
The change in the allowance for expected credit losses on accounts receivable is summarized as follows (in thousands):

	2025	2024
Balance as of December 31	$1,042	$454
Provision for expected credit losses	375	676
Write-offs and recoveries collected	(637)	(118)
Balance as of June 30	$780	$1,012

Note 7. Marketable Securities
All of the Company's marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities, by major security type, were as follows (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries	$57,755	$43	$(19)	$57,779
U.S. Government agency bonds	41,743	11	(48)	41,706
Corporate bonds	28,749	43	(1)	28,791
Total marketable securities	$128,247	$97	$(68)	$128,276

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$1,494	$—	$—	$1,494
U.S. Treasuries	61,891	19	(53)	61,857
U.S. Government agency bonds	93,987	89	(98)	93,978
Corporate bonds	74,937	148	(1)	75,084
Total marketable securities	$232,309	$256	$(152)	$232,413
The following tables show the fair value and gross unrealized losses of the Company’s marketable securities aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months
As of June 30, 2025	Fair Value	Unrealized Losses
U.S. Treasuries	$31,906	$(19)
U.S. Government agency bonds	28,881	(48)
Corporate bonds	1,499	(1)
Total	$62,286	$(68)

	Less Than 12 Months
As of December 31, 2024	Fair Value	Unrealized Losses
U.S. Treasuries	$35,085	$(53)
U.S. Government agency bonds	32,148	(98)
Corporate bonds	7,415	(1)
Total	$74,648	$(152)
The Company did not have any individual securities in a continuous loss position for greater than 12 months, and there were no individual securities that were in a significant unrealized loss position as of June 30, 2025. For marketable securities in an unrealized loss position, the Company does not intend to sell them, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related. Accordingly, the Company has not recorded any impairment losses or a credit loss allowance.
During the six months ended June 30, 2025, the Company sold $12.7 million of marketable securities. Realized gains related to the sale were not material.
At June 30, 2025 and December 31, 2024, the Company had $1.2 million and $1.5 million, respectively, of accrued interest receivable on its marketable securities.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$104,897	$104,917	$197,141	$197,306
Due in one to two years	23,350	23,359	35,168	35,107
Total	$128,247	$128,276	$232,309	$232,413
Note 8. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2025	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$1,649	$1,649	$—	$—
Total cash equivalents	1,649	1,649	—	—
Marketable securities:
U.S. Treasuries	57,779	—	57,779	—
U.S. Government agency bonds	41,706	—	41,706	—
Corporate bonds	28,791	—	28,791	—
Total marketable securities	128,276	—	128,276	—
Total financial assets	$129,925	$1,649	$128,276	$—

Financial liabilities:
Contingent consideration (2)	2,718	—	—	2,718
Total financial liabilities	$2,718	$—	$—	$2,718

As of December 31, 2024	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$44,426	$44,426	$—	$—
Total cash equivalents	44,426	44,426	—	—
Marketable securities:
Commercial paper	1,494	—	1,494	—
U.S. Treasuries	61,857	—	61,857	—
U.S. Government agency bonds	93,978	—	93,978	—
Corporate bonds	75,084	—	75,084	—
Total marketable securities	232,413	—	232,413	—
Total financial assets	$276,839	$44,426	$232,413	$—
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
The following table presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

Level 3 Liabilities
Balance as of December 31, 2024	$—
Acquisition of Emission - Earnout 2 (1)	6,612
Change in fair value of contingent consideration (2)	(3,894)
Balance as of June 30, 2025	$2,718
(1)Refer to Note 3 - Acquisitions.
(2)Changes in fair value subsequent to the acquisition date were due to updated valuation inputs and the passage of time. Monte-Carlo simulations were used to determine the fair value, including the following significant unobservable inputs: projected revenue, a risk adjusted discount rate, and revenue volatility. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurement. The range of outcomes payable is zero to $50.0 million. The fair value of the contingent consideration is recorded in accrued expenses and other current liabilities and non-current portion of contingent consideration on the Consolidated Balance Sheets. The change is recorded in change in fair value of contingent consideration on the Consolidated Statements of Operations.
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
During the three and six months ended June 30, 2025, the Company did not record any fair value adjustments to its non-marketable equity investment. To date, the cumulative fair value adjustments have not been material. As of June 30, 2025 and December 31, 2024, the carrying value of the non-marketable equity investment was $0.8 million, and is recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 17 - Variable Interest Entities for the Company's evaluation of investments in other entities under the VIE guidance.
Other Fair Value Disclosures
During the three months ended June 30, 2025 and 2024, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets or liabilities.

Note 9. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$6,134	$7,215
Work in process	8,937	7,980
Finished goods	15,071	17,580
Total inventory	$30,142	$32,775
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued professional services	$3,009	$4,897
Accrued royalties	898	1,361
Accrued tax liabilities	732	1,018
Contingent compensation — Earnout 1 (1)	7,900	—
Other accrued expenses	2,849	1,575
Total accrued expenses and other current liabilities	$15,388	$8,851
(1)Represents the current portion of contingent compensation from Earnout 1 related to the Emission acquisition. Refer to Note 3 - Acquisitions.

Note 11. Stockholders' Equity
The following tables summarize the changes in equity during the three months ended June 30, 2025 and 2024, respectively (amounts in thousands):

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2024	38,544	$39	$803,160	$(3,080)	$(470,081)	$330,038
Issuance of common stock under stock plans, net of tax and payments	228	—	138	—	—	138
Stock-based compensation expense	—	—	5,462	—	—	5,462
Unrealized losses on marketable securities, net of tax	—	—	—	(8)	—	(8)
Foreign currency translation, net of tax	—	—	—	1,267	—	1,267
Net loss	—	—	—	—	(20,504)	(20,504)
Balance at March 31, 2025	38,772	$39	$808,760	$(1,821)	$(490,585)	$316,393
Issuance of common stock under stock plans, net of tax and payments	101	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	5,373	—	—	5,373
Unrealized losses on marketable securities, net of tax	—	—	—	(68)	—	(68)
Foreign currency translation, net of tax	—	—	—	961	—	961
Net loss	—	—	—	—	(30,013)	(30,013)
Balance at June 30, 2025	38,873	$39	$813,945	$(928)	$(520,598)	$292,458

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, net of tax and payments	274	—	599	—	—	599
Stock-based compensation expense	—	—	5,265	—	—	5,265
Unrealized losses on marketable securities, net of tax	—	—	—	(607)	—	(607)
Foreign currency translation, net of tax	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	(11,163)	(11,163)
Balance at March 31, 2024	38,288	$38	$789,006	$(2,953)	$(442,713)	$343,378
Issuance of common stock under stock plans, net of tax and payments	110	—	(328)	—	—	(328)
Stock-based compensation expense	—	—	5,228	—	—	5,228
Unrealized losses on marketable securities, net of tax	—	—	—	(175)	—	(175)
Foreign currency translation, net of tax	—	—	—	62	—	62
Net loss	—	—	—	—	(7,387)	(7,387)
Balance at June 30, 2024	38,398	$38	$793,906	$(3,066)	$(450,100)	$340,778

Note 12. Stock-Based Compensation
Stock Options
Stock option activity for the six months ended June 30, 2025 is presented below (in thousands, except per share and contractual life amounts):

	Number of options	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	3,563	$19.94	7.7	$678
Granted	2,428	8.42
Exercised	(4)	3.12
Forfeited/expired	(171)	13.81
Outstanding at June 30, 2025	5,816	$15.32	8.2	$168
Exercisable at June 30, 2025	2,010	$21.19	6.4	$50
Vested and expected to vest at June 30, 2025	5,816	$15.32	8.2	$168
Restricted Stock Units
Restricted stock unit (“RSU”) activity for the six months ended June 30, 2025 is presented below (in thousands, except per share amounts):

	Number of shares	Weighted-average grant date fair value per share
Unvested at December 31, 2024	1,115	$18.55
Granted	1,150	8.35
Vested	(288)	20.52
Forfeited	(192)	12.87
Unvested at June 30, 2025	1,785	$12.27
Employee Stock Purchase Plan (“ESPP”)
During the six months ended June 30, 2025, employees purchased 102 thousand shares of the Company’s common stock pursuant to the 2017 Employee Stock Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of product revenue	$262	$325	$573	$606
Cost of service and other revenue	240	275	550	583
Research and development	553	525	1,144	1,068
Selling, general and administrative	4,318	4,103	8,567	8,236
Total stock-based compensation expense	$5,373	$5,228	$10,834	$10,493
As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs and stock options was $48.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

Note 13. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(30,013)	$(7,387)	$(50,517)	$(18,550)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,893	38,338	38,801	38,232

Net loss per share, basic and diluted	$(0.77)	$(0.19)	$(1.30)	$(0.49)
As the Company was in a net loss position for all periods listed in the table below, the following common share equivalents (calculated on a weighted average basis) were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	5,830	3,660	5,426	3,590
RSUs	1,890	1,410	1,790	1,332
Estimated ESPP purchases	3	18	12	15
Total dilutive shares	7,723	5,088	7,228	4,937
Note 14. Income Taxes
The Company’s effective tax rates were 0.2% and 5.6% for the three and six months ended June 30, 2025, respectively, and (1.6)% for both the three and six months ended June 30, 2024, respectively. The effective tax rate in 2025 is higher than 2024 due to a non-recurring benefit of $3.0 million relating to the release of a portion of the Company's valuation allowance due to taxable temporary differences recorded as part of the Emission acquisition, which are a source of income to realize certain pre-existing federal and state deferred tax assets. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.
The Company maintains a valuation allowance on the majority of its deferred tax assets, and it has concluded that it is more likely than not that the deferred assets will not be utilized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions impacting taxes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its Consolidated Financial Statements.
Note 15. Commitments and Contingencies
Purchase Commitments
STRATEC
During the second quarter of 2025, the Company and STRATEC Consumables GmbH (“STRATEC”) entered into the third amendment to the supply agreement with STRATEC (the “Amended STRATEC Supply Agreement”), effective as of January 1, 2025, related to the manufacturing of certain Simoa instruments. As part of the Amended STRATEC Supply

Agreement, the Company agreed to purchase a minimum number of instruments in 2025 and 2026 at agreed upon pricing. The Company may also be required to pay an additional annual maintenance fee based on the number of instruments purchased during 2025 and 2026, respectively. The agreement may be terminated upon 12 months notice after the later of meeting the minimum purchases or December 31, 2026.
The total purchase commitment for instruments under the Amended STRATEC Supply Agreement is approximately $10.8 million. There were no purchases made under the Amended STRATEC Supply Agreement during the three and six months ended June 30, 2025.
Other Purchase Commitments
The Company’s other non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. As of June 30, 2025, the Company’s total purchase commitments under these agreements were $0.9 million.
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
Harvard University
In August 2022, the Company and Harvard University (“Harvard”) entered into an exclusive license agreement (the “Harvard License Agreement”) for certain intellectual property owned by Harvard. Pursuant to the Harvard License Agreement, the Company paid an upfront fee of $0.6 million and is required to pay Harvard low single-digit royalties on net sales of products and services using the licensed technology, as well as a portion of its applicable sublicense revenues. The Company incurred no royalty expense under the Harvard License Agreement for the three and six months ended June 30, 2025 and 2024.
Refer to Note 16 - Related Party Transactions for a discussion of a related party relationship with Harvard.
Tufts University
In June 2007, the Company and Tufts University (“Tufts”) entered into a license agreement (the “Tufts License Agreement”) for certain intellectual property owned by Tufts. The Tufts License Agreement, which was subsequently amended, is exclusive and sub-licensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is required to pay license and maintenance fees that are creditable against royalties, in addition to low single-digit royalties on direct sales and services, and a royalty on sublicense income. The Company incurred royalty expenses related to the Tufts License Agreement of $0.4 million and $0.8 million during the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.1 million during the three and six months ended June 30, 2024, respectively, which were recorded in cost of product revenue on the Consolidated Statements of Operations.
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

Leases
The undiscounted future lease payments for non-cancelable operating leases were as follows (in thousands):

Maturity of lease liabilities	As of June 30, 2025
2025 (remainder)	$3,766
2026	7,651
2027	7,849
2028	7,981
2029	8,143
Thereafter	7,615
Total lease payments	43,005
Less: imputed interest	7,471
Total operating lease liabilities	$35,534
During the three and six months ended June 30, 2025, the Company did not enter into any material leases.
Note 16. Related Party Transactions
In the first quarter of 2025, the Company entered into agreements with two entities owned by selling shareholders of Emission (refer to Note 3 - Acquisitions) to continue development work on certain future products for Quanterix. At June 30, 2025, the Company did not have any open payable balances with these entities and the Company incurred operating expenses of $0.3 million during both the three and six months ended June 30, 2025, respectively.
In the third quarter of 2022, the Company entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 15 - Commitments and Contingencies). Harvard is required to pay a portion of the payments received from the Company under the Harvard License Agreement to a member of the Company’s Board of Directors. The same member of the Company’s Board of Directors is also affiliated with Mass General Brigham. Revenue recorded from sales of products and services to Harvard and Mass General Brigham was not material and $0.5 million for both the three and six months ended June 30, 2025, respectively, and not material and $0.5 million for the three and six months ended June 30, 2024, respectively. Cost of product revenue and operating expenses with Harvard and Mass General Brigham were not material for the three and six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, open payables to Harvard and Mass General Brigham were not material. Open receivables balances were $0.6 million at June 30, 2025 and were not material at December 31, 2024.
In the second quarter of 2007, the Company entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 15 - Commitments and Contingencies). A member of the Company’s Board of Directors was previously affiliated with Tufts and continues to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts. At June 30, 2025 and December 31, 2024, open payable balances to Tufts were not material.
Note 17. Variable Interest Entities
The Company enters into relationships with, or has investments in, other entities that may be VIEs. The Company assesses the criteria in ASC 810 – Consolidation to determine if any such entities meet the definition of a VIE and require consolidation into its financial statements. Based on the Company’s assessments, it does not have any controlling financial interests in any VIE, and therefore did not consolidate any VIE into its Consolidated Financial Statements during the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in a VIE was $0.8 million. Refer to Note 8 - Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to the VIE is limited to its carrying value and the Company does not have any future funding commitments to the VIE.

Note 18. Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is the chief executive officer, who reviews the Company's operations and manages its business as a single operating segment as of June 30, 2025.
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
The following table presents the reconciliation of significant segment information reviewed by the CODM to consolidated net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Revenue from contracts with customers	$24,454	$34,127	$54,728	$65,919
Grant revenue	22	254	82	528
Total revenues	24,476	34,381	54,810	66,447

Less:
Costs of goods sold and services, including shipping and handling costs	14,475	14,222	29,970	29,882
Certain operating expenses, excluding shipping and handling costs (1)	39,135	30,174	80,053	60,813
Other segment items (2)	879	(2,628)	(4,696)	(5,698)
Consolidated net loss	$(30,013)	$(7,387)	$(50,517)	$(18,550)
(1)Expenses consist of research and development and selling, general and administrative expenses from the Consolidated Statements of Operations and exclude shipping and handling costs.
(2)Other segment items represent discrete events, non-recurring transactions, or insignificant items that are not used by the CODM to evaluate the Company’s performance or allocate resources, and include:
a.Impairment and restructuring costs – impairment charges for goodwill and other long-lived assets, and costs associated with approved restructuring plans including employee separation costs and any associated costs related to implementing a restructuring plan;
b.Change in fair value of contingent consideration – changes in the fair value of contingent consideration agreements as a result of updated valuation inputs and the passage of time;
c.Other lease costs – amortization of operating lease right-of-use assets and other facility operating expenses from leased facilities the Company is not using;
d.Interest income – interest earned on cash, cash equivalents, and marketable securities, and the accretion of discounts on marketable securities;
e.Other income (expense), net – gains and losses on foreign currency, and other non-recurring items that are not a part of the Company’s core business operations; and
f.Income tax benefit (expense) – income taxes related to federal, state, and foreign jurisdictions in which the Company conducts business.
The CODM reviews usage of cash, cash equivalents, marketable securities, accounts receivable, and inventory as part of evaluating the Company’s performance but does not review or evaluate any other assets.

There have been no changes to the methods used to determine segment profit or loss, or the significant segment captions, across any of the periods presented.
Note 19. Restructuring Costs
Restructuring Costs
On May 12, 2025, the Company announced a plan to reduce operating costs and preserve cash which included a reduction in force. The plan was substantially completed by the end of the second quarter of 2025 and the Company expects to incur costs of approximately $1.5 million.
During the three and six months ended June 30, 2025, the Company incurred expenses of $1.3 million related to the reduction in force, substantially all of which will be cash payments in 2025 for severance and related benefits. These expenses are recorded within impairment and restructuring on the Consolidated Statements of Operations.
The following table shows the accrual activity and payments relating to cash-based restructuring costs for the six months ended June 30, 2025:

Severance and related benefit costs
Balance as of December 31, 2024	$(269)
Costs	(1,259)
Payments	980
Balance as of June 30, 2025	$(549)
The accrual for severance and related benefit costs is included in accrued compensation on the Consolidated Balance Sheets.
Note 20. Subsequent Events
Acquisition of Akoya Biosciences, Inc.
On July 8, 2025 (the “Closing Date”), the Company, completed the transactions contemplated by the Amended and Restated Agreement and Plan of Merger dated as of April 28, 2025 (the “Merger Agreement”), by and among the Company, Wellfleet Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Akoya Biosciences, Inc., a Delaware corporation (“Akoya”). On the Closing Date, Merger Sub merged with and into Akoya (the “Merger”), with Akoya surviving the Merger as a wholly owned subsidiary of the Company.
Akoya is a life sciences technology company based in Marlborough, Massachusetts delivering spatial biology solutions focused on transforming discovery, clinical research and diagnostics. Spatial phenotyping refers to technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in understanding of disease progression and patient response to therapy. The acquisition of Akoya is part of the Company's plans to establish the first fully integrated technology ecosystem to identify and measure biomarkers across tissue and blood, expand its technology offerings into oncology and immunology, and expand its portfolio of laboratory service offerings.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.00001 per share, of Akoya outstanding immediately prior to the Effective Time was converted into the right to receive the following consideration: (a) 0.1470 of a fully paid and nonassessable share of common stock, par value $0.001 per share, of the Company (the shares so delivered in respect of each share of Akoya common stock, the “Per Share Stock Consideration”) and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding and (b) $0.37 in cash, without interest (the “Per Share Cash Consideration”). Total consideration paid was approximately 7.8 million shares of Quanterix common stock and $19.6 million of cash.
Concurrently with the acquisition of Akoya, on the Closing Date, the Company paid $82.1 million to settle Akoya's debt financing arrangement with Midcap Financial Trust. The payment included $75.2 million to pay off the principal outstanding and $6.9 million in early termination, legal, and prepayment fees.

The initial accounting for the acquisition was not complete at the time of filing of this Quarterly Report on Form 10-Q due to the timing of the acquisition. As a result, the full disclosures required under ASC 805-10-50 – Business Combinations cannot be made at this time.
Restructuring Costs
In July 2025, the Company announced plans to reduce costs and streamline operations to realize anticipated synergies and other benefits of the Akoya acquisition, which included reductions in force and elimination of duplicate corporate positions. These reductions in force are expected to be substantially completed in the third quarter of 2025. Under these plans, the Company expects to incur expenses of $5.8 million, in addition to the expenses incurred from the May 2025 restructuring (refer to Note 19 - Restructuring Costs), substantially all of which will be cash expenditures incurred in 2025 for severance and related benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in the section titled “Part I. Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2025. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth in the sections titled “Part II, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q or in the section titled “Part I, Item 1A. Risk Factors” of our Form 10-K, as updated in the section titled “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 12, 2025. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us, “and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
Overview
We are a life sciences company that develops and commercializes next-generation, ultra-sensitive digital immunoassay platforms that advance life sciences research and diagnostics. Our platforms are based on our proprietary digital “Simoa” detection technology and enable customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. The ability of our Simoa platforms to detect proteins in the femtomolar range enables the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear to facilitate a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our Simoa platforms have achieved significant commercial adoption with an installed base of over 1,000 instruments, and scientific validation with citations in more than 3,600 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology and immunology, and inflammation.
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
We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (our first Simoa instrument, launched in January 2014), collectively “HD Instruments”, that is designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X uses our bead-based technology, and assays run on the HD-X are fully automated. At June 30, 2025, approximately 84% of the HD Instrument installed base were HD-X instruments.
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
We also provide contract research services for customers and Laboratory Developed Test (“LDT”) services through our CLIA-certified Accelerator Laboratory (the “Accelerator Laboratory”). The Accelerator Laboratory provides customers with access to our Simoa technology and our Lucent Diagnostics clinical testing services, and supports multiple projects and services, including sample testing, homebrew assay development, custom assay development, and blood-based biomarker testing. To date, we have completed over 2,500 projects for more than 500 customers from all over the world using our Simoa platforms.
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
As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $261.2 million and restricted cash of $2.6 million. Since our inception, we have incurred annual net losses. Our net losses were $30.0 million and $50.5 million for the three and six months ended June 30, 2025, respectively, and $7.4 million and $18.6 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $520.6 million and stockholders’ equity of $292.5 million.
We expect to incur operating losses at least through the next 12 months and we expect our expenses to increase as we:
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
•strategically acquire and integrate companies or technologies that may be complementary to our business, including our acquisition of Akoya Biosciences, Inc. (“Akoya”) in July 2025;
•make required earnout payments under the Emission, Inc. ("Emission") acquisition agreement, which are contingent upon completion of certain technical milestones and the achievement of certain performance milestones;
•enter into collaboration arrangements, or in-license other products and technologies; and
•add or enhance operational, financial, and management information systems.
We believe the acquisition of Akoya and subsequent integration activities should, over time, generate synergies that will offset the expenses and operating losses we otherwise expect to incur. As further described in the section titled "Recent Business Developments - Restructuring Costs" below, in July 2025 we implemented actions to realize some of the synergies of the acquisition. As a result of these actions and the continued integration activities, we expect the combined company will be cash flow breakeven in 2026.

Recent Business Developments
Acquisitions
Akoya
On July 8, 2025, we completed the transactions contemplated by the Amended and Restated Agreement and Plan of Merger dated as of April 28, 2025 (the “Merger Agreement”) to acquire Akoya, a life sciences technology company based in Marlborough, Massachusetts delivering spatial biology solutions through the power of spatial phenotyping. Spatial phenotyping refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Akoya commercializes proprietary instrument platforms, reagents, software, and services that offer end-to-end solutions to perform tissue analysis and spatial phenotyping from discovery through translational and clinical research and diagnostics.
Pursuant to the Merger Agreement, a newly formed, wholly owned subsidiary of Quanterix merged with and into Akoya, with Akoya continuing as the surviving corporation and becoming a wholly owned subsidiary of Quanterix (the "Merger"). At the effective time of the Merger (the “Effective Time”), each share of Akoya common stock outstanding immediately prior to the Effective Time was converted into the right to receive: (a) 0.1470 of a share of our common stock and, if applicable, cash in lieu of fractional shares, subject to any applicable withholding and (b) $0.37 in cash, without interest.
Concurrently with the acquisition, on July 8, 2025, we paid $82.1 million to settle Akoya's debt financing arrangement with Midcap Financial Trust (the “Midcap Trust Term Loan”). The payment included a $75.2 million payoff of the principal outstanding and $6.9 million in early termination, legal, and prepayment fees.
Emission
On January 8, 2025, we acquired all of the issued and outstanding shares of capital stock of Emission, a life sciences manufacturing company based in Georgetown, Texas. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads its proprietary beads. The transaction is part of our plans to secure the use of Emission’s highly controlled beads in our next generation platforms and expansion into a new multi-plex segment targeting third-party original equipment manufacturer customers. As part of the acquisition of Emission, we made an upfront payment of $9.0 million, with up to an additional $1.0 million payable at the end of the holdback period and an additional $10.0 million payable upon completion of certain technical milestones. Additionally, the selling shareholders of Emission (collectively, the “Emission Shareholders”) may receive up to an additional $50.0 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones.
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
Goodwill Impairment
During the second quarter of 2025, we assessed several events and circumstances, including a larger than expected decline in the Company's revenue and bookings primarily due to the rapidly changing macro-economic conditions resulting from reductions in US federal research funding, reductions in research and development spending by larger pharmaceutical customers, and new import tariffs. Based on a quantitative impairment test of our goodwill as of June 30, 2025, which estimated the implied fair value of our single reporting unit under a market valuation approach (using inputs such as our quoted stock price), we determined our entire goodwill balance was impaired. As a result, we recorded a $6.4 million impairment charge in the three months ended June 30, 2025.

Restructuring Costs
In May and July 2025, we announced plans to reduce operating costs, preserve cash, and realize anticipated synergies and other benefits of the Akoya acquisition. As part of these plans, we have implemented actions to reduce our operating expenses by approximately $30.0 million in 2025, which we expect to result in annualized savings of approximately $67.0 million. We expect to generate additional cost savings over the remainder of 2025, which we believe will increase our annualized savings to approximately $85.0 million.
We incurred expenses of $1.3 million in the second quarter of 2025 and expect to incur expenses of approximately $5.3 million in the third quarter of 2025 related to the reductions in force, substantially all of which relate to cash expenditures for severance and related benefits. The reductions in force are expected to be substantially completed in the third quarter of 2025.
ISO 13485 Certification
On January 31, 2025, we received ISO 13485 certification for our operations in Billerica, Massachusetts. ISO 13485 certification indicates that a company has implemented a quality management system that meets international requirements for medical device manufacturing.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended June 30,				Increase (Decrease)
	2025	% of revenue	2024	% of revenue	Amount	%
Revenues:
Product revenue	$16,832	69%	$19,887	58%	$(3,055)	(15)%
Service and other revenue	7,090	29%	13,511	39%	(6,421)	(48)%
Collaboration and license revenue	532	2%	729	2%	(197)	(27)%
Grant revenue	22	—%	254	1%	(232)	(91)%
Total revenues	24,476	100%	34,381	100%	(9,905)	(29)%
Costs of goods sold and services:
Cost of product revenue	9,295	38%	6,670	19%	2,625	39%
Cost of service and other revenue	3,881	16%	5,477	16%	(1,596)	(29)%
Total costs of goods sold and services	13,176	54%	12,147	35%	1,029	8%
Gross profit	11,300	46%	22,234	65%	(10,934)	(49)%
Operating expenses:
Research and development	9,081	37%	8,169	24%	912	11%
Selling, general and administrative	31,353	128%	24,080	70%	7,273	30%
Other lease costs	296	1%	927	3%	(631)	(68)%
Impairment and restructuring costs	7,670	31%	—	—%	7,670	100%
Total operating expenses	48,400	197%	33,176	97%	15,224	46%
Loss from operations	(37,100)	(151)%	(10,942)	(32)%	(26,158)	239%
Other income (expense):
Interest income	2,692	11%	3,681	11%	(989)	(27)%
Change in fair value of contingent consideration	4,273	17%	—	—%	4,273	(100)%
Other income (expense), net	49	—%	(9)	—%	58	(644)%
Loss before income taxes	(30,086)	(123)%	(7,270)	(21)%	(22,816)	314%
Income tax benefit (expense)	73	—%	(117)	—%	190	(162)%
Net loss	$(30,013)	(123)%	$(7,387)	(21)%	$(22,626)	306%
Revenues
Total revenues decreased $9.9 million, or 29%, to $24.5 million for the three months ended June 30, 2025, compared to $34.4 million for the three months ended June 30, 2024.
For the three months ended June 30, 2025, product revenue consisted of instrument sales of $2.0 million and sales of consumables and other products of $14.9 million. Product revenue decreased $3.1 million, or 15%, to $16.8 million for the three months ended June 30, 2025, compared to $19.9 million for the three months ended June 30, 2024. The decrease was primarily due to a slowdown in US federal research funding that reduced demand from academic customers, and rapidly changing macro-economic conditions that caused decreased demand from pharmaceutical customers as research and development spending and clinical trials slowed down. We expect softness in instrument sales to continue in 2025 as a result of what we believe is a constrained capital funding environment. We believe instrument sales will recover with an improvement in the capital funding environment and further believe the introduction of our Simoa One instrument, which is expected to launch by the end of 2025, will help grow instrument sales in future years. We also expect the uncertain macro-economic environment to cause fluctuations in consumable sales for the remainder of 2025.

Service revenue decreased $6.4 million, or 48%, to $7.1 million, for the three months ended June 30, 2025, compared to $13.5 million for the three months ended June 30, 2024. The decrease was primarily due to the completion of a collaboration agreement with Eli Lilly and Company in the third quarter of 2024, which previously generated $1.5 million of revenue per quarter, as well as other large pharmaceutical projects in 2024 that have not repeated. While we continue to see strong opportunities with customers, the uncertain macro-economic environment is expected to continue to drive fluctuations in Accelerator Laboratory revenue in 2025.
Collaboration and license revenue decreased $0.2 million, or 91%, to $0.5 million for the three months ended June 30, 2025, compared to $0.7 million for the three months ended June 30, 2024. The decrease was primarily due to LDT and other diagnostic related license revenues in 2024 that have not repeated.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $1.0 million, or 8%, to $13.2 million for the three months ended June 30, 2025, compared to $12.1 million for the three months ended June 30, 2024.
Cost of product revenue increased $2.6 million, or 39%, to $9.3 million for the three months ended June 30, 2025, compared to $6.7 million for the three months ended June 30, 2024. This increase was primarily due to (1) an increase in the inventory reserve for expiring materials, (2) decreased capitalization of labor and overhead costs as a result of lower production volume and output, and (3) an increase from the amortization of the intangible asset acquired as part of the Emission acquisition in January 2025. These increases were partially offset by lower royalty expenses due to lower sales.
Cost of service and other revenue decreased $1.6 million, or 29%, to $3.9 million for the three months ended June 30, 2025, compared to $5.5 million for the three months ended June 30, 2024. This decrease was due to lower volumes of sample testing and assay development services in our Accelerator Laboratory and a decrease in headcount and related compensation and benefits costs from the May 2025 restructuring.
Research and Development
Research and development expense increased $0.9 million, or 11%, to $9.1 million for the three months ended June 30, 2025, compared to $8.2 million for the three months ended June 30, 2024.
The $0.9 million increase was partially due to a non-recurring $2.1 million charge associated with the contingent compensation payable under the acquisition of Emission. Excluding the effect of this charge, research and development expenses decreased $1.2 million from the prior year primarily due to a $1.6 million decrease in costs of outside services, research lab supplies, and equipment to enable product development. We believe that our continued investment in research and development is essential to our long-term competitive position. We expect that the realization of anticipated synergies from the acquisition of Akoya should enable us to maintain research and development expense at a more consistent level in future periods.
Selling, General and Administrative
Selling, general and administrative expense increased $7.3 million, or 30%, to $31.4 million for the three months ended June 30, 2025, compared to $24.1 million for the three months ended June 30, 2024. Included within selling, general, and administrative expense are shipping and handling costs for product sales of $1.3 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively.
The $7.3 million increase in selling, general and administrative expense was partially due to $6.2 million of non-recurring costs, which included a $4.1 million increase in acquisition costs related to the acquisition of Akoya and a $2.1 million charge associated with the contingent compensation payable under the acquisition of Emission. Excluding the effect of these costs, the remaining $1.1 million increase was due to (1) a $0.7 million increase in professional services and consulting fees, primarily related to our efforts to remediate the material weaknesses in our internal control over financial reporting described in our Form 10-K, (2) a $0.7 million increase in compensation, benefit, and stock-based compensation expenses, (3) a $0.6 million one-time reimbursement in 2024 for a process improvement project, and (4) a $0.5 million increase related to a leased facility we began using in the fourth quarter of 2024. These increases were partially offset by a $0.8 million decrease in shipping and handling costs primarily due to lower sales and a $0.7 million decrease in our accounts receivable reserve due to improved collections efforts. We do not expect selling, general and administrative expenses to increase in future periods at the same rate as total revenue or research and development expenses.

Other Lease Costs
Other lease costs decreased $0.6 million, or 68%, to $0.3 million for the three months ended June 30, 2025, as compared to $0.9 million for the three months ended June 30, 2024. In the fourth quarter of 2024, we began using one of the leased facilities that we did not occupy as a result of the restructuring and strategic realignment plan in August 2022. Accordingly, as of the fourth quarter of 2024, the amortization of the operating lease right-of-use asset and related leased facility operating expenses at this facility are no longer recorded in other lease costs.
Impairment and Restructuring Costs
We recorded impairment and restructuring costs of $7.7 million for the three months ended June 30, 2025 relating to a goodwill impairment charge and severance and related benefit expenses from the May 2025 restructuring. No such costs were recorded in the three months ended June 30, 2024,
Interest Income
Interest income decreased $1.0 million, or 27%, to $2.7 million for the three months ended June 30, 2025, as compared to $3.7 million for the three months ended June 30, 2024. The decrease in fair value was primarily due to lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration decreased $4.3 million, or 100%, for the three months ended June 30, 2025. The contingent consideration arrangement relates to the Emission acquisition that closed in the first quarter of 2025. The decrease was due to updates to the valuation inputs and the passage of time between the acquisition date and end of the quarter.
Income Tax (Expense) Benefit
Income tax benefit was $0.1 million for the three months ended June 30, 2025 as compared to income tax expense of $0.1 million for the three months ended June 30, 2024.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Six Months Ended June 30,				Increase (Decrease)
	2025	% of revenue	2024	% of revenue	Amount	%
Revenues:
Product revenue	$37,572	69%	$39,557	60%	$(1,985)	(5)%
Service and other revenue	15,853	29%	25,478	38%	(9,625)	(38)%
Collaboration and license revenue	1,303	2%	884	1%	419	47%
Grant revenue	82	—%	528	1%	(446)	(84)%
Total revenues	54,810	100%	66,447	100%	(11,637)	(18)%
Costs of goods sold and services:
Cost of product revenue	19,059	35%	14,907	22%	4,152	28%
Cost of service and other revenue	8,035	15%	10,758	16%	(2,723)	(25)%
Total costs of goods sold and services	27,094	49%	25,665	39%	1,429	6%
Gross profit	27,716	51%	40,782	61%	(13,066)	(32)%
Operating expenses:
Research and development	19,117	35%	14,911	22%	4,206	28%
Selling, general and administrative	63,812	116%	50,119	75%	13,693	27%
Other lease costs	584	1%	1,851	3%	(1,267)	(68)%
Impairment and restructuring costs	7,670	31%	—	—%	7,670	100%
Total operating expenses	91,183	152%	66,881	101%	24,302	36%
Loss from operations	(63,467)	(102)%	(26,099)	(39)%	(37,368)	143%
Other income (expense):
Interest income	5,962	11%	7,629	11%	(1,667)	(22)%
Change in fair value of contingent consideration	3,894	7%	—	—%	3,894	100%
Other income (expense), net	108	—%	217	—%	(109)	(50)%
Loss before income taxes	(53,503)	(84)%	(18,253)	(27)%	(39,144)	214%
Income tax benefit (expense)	2,986	5%	(297)	—%	3,283	(1105)%
Net loss	$(50,517)	(78)%	$(18,550)	(28)%	$(35,861)	193%
Revenues
Total revenues decreased $11.6 million, or 18%, to $54.8 million for the six months ended June 30, 2025, compared to $66.4 million for the six months ended June 30, 2024.
For the six months ended June 30, 2025, product revenue consisted of instrument sales of $4.6 million and sales of consumables and other products of $33.0 million. Product revenue decreased $2.0 million, or 5%, to $37.6 million for the six months ended June 30, 2025, compared to $39.6 million for the six months ended June 30, 2024. The decrease was primarily due to a slowdown in US federal research funding that reduced demand from academic customers, and rapidly changing macro-economic conditions that caused decreased demand from pharmaceutical customers as research and development spending and clinical trials slowed down. We expect softness in instrument sales to continue in 2025 as a result of what we believe is a constrained capital funding environment. We believe instrument sales will recover with an improvement in the capital funding environment and further believe the introduction of our Simoa One instrument, which is expected to launch by the end of 2025, will help grow instrument sales in future years. We also expect the uncertain macro-economic environment to cause fluctuations in consumable sales for the remainder of 2025.

Service revenue decreased $9.6 million, or 38%, to $15.9 million, for the six months ended June 30, 2025, compared to $25.5 million for the six months ended June 30, 2024. The decrease was primarily due to the completion of a collaboration agreement with Eli Lilly and Company in the third quarter of 2024, which previously generated $1.5 million of revenue per quarter, as well as other large pharmaceutical projects in 2024 that have not repeated. While we continue to see strong opportunities with customers, the uncertain macro-economic environment is expected to continue to drive fluctuations in Accelerator Laboratory revenue in 2025.
Collaboration and license revenue increased $0.4 million, or 47%, to $1.3 million for the six months ended June 30, 2025, compared to $0.9 million for the six months ended June 30, 2024. The increase was primarily due to royalties earned on certain consumables licensed to third parties.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $1.4 million, or 6%, to $27.1 million for the six months ended June 30, 2025, compared to $25.7 million for the six months ended June 30, 2024.
Cost of product revenue increased $4.2 million, or 28%, to $19.1 million for the six months ended June 30, 2025, compared to $14.9 million for the six months ended June 30, 2024. This increase was primarily due to (1) an increase in the inventory reserve for expiring materials, (2) decreased capitalization of labor and overhead costs as a result of lower production volume and output, and (3) an increase from the amortization of the intangible asset acquired as part of the Emission acquisition in January 2025. These increases were partially offset by lower royalty expenses due to lower sales.
Cost of service and other revenue decreased $2.7 million, or 25%, to $8.0 million for the six months ended June 30, 2025, compared to $10.8 million for the six months ended June 30, 2024. This decrease was due to lower volumes of sample testing and assay development services in our Accelerator Laboratory and a decrease in headcount and related compensation and benefits costs from the May 2025 restructuring.
Research and Development
Research and development expense increased $4.2 million, or 28%, to $19.1 million for the six months ended June 30, 2025, compared to $14.9 million for the six months ended June 30, 2024.
The $4.2 million increase was partially due to a non-recurring $4.0 million charge associated with the contingent compensation payable under the acquisition of Emission. Excluding the effect of this charge, the remaining $0.2 million increase was primarily related to a $1.1 million increase in compensation, benefit, and stock-based compensation expenses which was partially offset by a $1.0 million decrease in costs of outside services, research lab supplies, and equipment to enable product development. We believe that our continued investment in research and development is essential to our long-term competitive position. We expect that the realization of anticipated synergies from the acquisition of Akoya should enable us to maintain research and development expense at a more consistent level in future periods.
Selling, General and Administrative
Selling, general and administrative expense increased $13.7 million, or 27%, to $63.8 million for the six months ended June 30, 2025, compared to $50.1 million for the six months ended June 30, 2024. Included within selling, general, and administrative expense are shipping and handling costs for product sales of $2.9 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively.
The $13.7 million increase in selling, general and administrative was partially due to $10.6 million of non-recurring costs, which included a $6.7 million increase in acquisition costs related to the acquisition of Akoya and a $3.9 million charge associated with the contingent compensation payable under the acquisition of Emission. Excluding the effect of these costs, the remaining $3.1 million increase was due to (1) a $2.4 million increase in professional services and consulting fees, primarily related to our efforts to remediate the material weaknesses in our internal control over financial reporting described in our Form 10-K, (2) a $0.9 million increase related to a leased facility we began using in the fourth quarter of 2024, (3) a $0.7 million increase in compensation, benefit, and stock-based compensation expenses, (4) a $0.7 million one-time reimbursement in 2024 for a process improvement project, and (5) a $0.4 million increase in marketing expense for promotion and branding. These increases were partially offset by a $1.3 million decrease in shipping and handling costs primarily due to lower sales.

Other Lease Costs
Other lease costs decreased $1.3 million, or 68%, to $0.6 million for the six months ended June 30, 2025, compared to $1.9 million for the six months ended June 30, 2024. In the fourth quarter of 2024, we began using one of the leased facilities that we did not occupy as a result of the restructuring and strategic realignment plan in August 2022. Accordingly, as of the fourth quarter of 2024, the amortization of the operating lease right-of-use asset and related leased facility operating expenses at this facility are no longer recorded in other lease costs.
Impairment and Restructuring Costs
We recorded impairment and restructuring costs of $7.7 million for the six months ended June 30, 2025 relating to a goodwill impairment charge and severance and related benefit expenses from the May 2025 restructuring. No such costs were recorded in the six months ended June 30, 2024.
Interest Income
Interest income decreased $1.7 million, or 22%, to $6.0 million for the six months ended June 30, 2025, as compared to $7.6 million for the six months ended June 30, 2024. The decrease in fair value was primarily due to lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration increased $3.9 million, or 100%, to $3.9 million for the six months ended June 30, 2025. The contingent consideration arrangement relates to the Emission acquisition that closed in the first quarter of 2025. The increase was due to updates to the valuation inputs and the passage of time between the acquisition date and end of the quarter.
Income Tax (Expense) Benefit
Income tax benefit increased $3.3 million, or 1105%, to $3.0 million for the six months ended June 30, 2025, as compared to $0.3 million for the six months ended June 30, 2024. The change was primarily due to the release of a portion of our valuation allowance on deferred tax assets due to temporary tax differences related to the acquisition of Emission.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of June 30, 2025, we had $132.9 million of cash and cash equivalents and $128.3 million of marketable securities. Historically we have also financed our operations through equity offerings and borrowings from credit facilities. Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, general corporate expenses, and payments related to our acquisition activity.
For our January 2025 acquisition of Emission, we funded the $8.9 million cash payment at closing entirely with cash on hand, and we are obligated to make certain future contingent cash payments related to the Emission acquisition. We also funded the payments for our July 8, 2025 acquisition of Akoya entirely with cash on hand, including $19.6 million of cash consideration for the acquisition and $82.1 million for the repayment of Akoya's outstanding Midcap Trust Term Loan, including early termination and related fees (collectively, the "Akoya Payments"). After making the Akoya Payments, we had approximately $163.0 million in cash, cash equivalents, and marketable securities.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, after taking into account the Akoya Payments, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.
As a result of the acquisition of Akoya, along with actions already taken to reduce operating costs, preserve cash, and realize anticipated synergies and other benefits of acquisition, we expect the combined company will be cash flow breakeven in 2026.

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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(19,543)	$(25,115)
Net cash provided by (used in) investing activities	94,642	(102,220)
Net cash provided by (used in) financing activities	(336)	271
Net increase (decrease) in cash, cash equivalents, and restricted cash	$74,763	$(127,064)
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to develop new products and services, invest in process and product improvements, and increase our sales and marketing efforts. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business, and built our infrastructure. We expect negative cash flows from operating activities will continue at least through 2025.
Net cash used in operating activities was $19.5 million and $25.1 million for the six months ended June 30, 2025 and 2024, respectively. The $5.6 million decrease in net cash used in operations was driven by a change in working capital items, primarily a decrease in accounts receivable from efforts to improve collections and a decrease in raw materials purchases. This decrease was partially offset by an overall increase in our net loss, adjusted for non-cash items. The primary changes in our non-cash items were a $6.4 million year over year increase from a goodwill impairment charge, which was partially offset by a $3.9 million year over year decrease in the change in fair value of the Emission contingent consideration. Cash used in operations during the first half of 2025 also included payments for professional fees supporting due diligence, legal, and accounting activities related to the acquisition of Akoya.
Investing Activities
Our primary investing activities have consisted of purchases of marketable securities. Additionally, we use funds to acquire companies and to make capital expenditures for the purchase of property and equipment to support our infrastructure.
Net cash provided by investing activities was $94.6 million during the six months ended June 30, 2025, which consisted of proceeds from sales and maturities of marketable securities of $135.9 million and cash used of $9.0 million for the acquisition of Emission, $30.2 million for the purchase of marketable securities, and $2.0 million for purchases of property and equipment.
Net cash used in investing activities was $102.2 million during the six months ended June 30, 2024, which consisted of the purchase of $189.3 million of marketable securities and $2.1 million for purchases of property and equipment, was partially offset by proceeds from sales and maturities of marketable securities of $89.2 million.
Financing Activities
Net cash used in financing activities was $0.3 million during the six months ended June 30, 2025, compared to net cash provided by financing activities of $0.3 million during the six months ended June 30, 2024. These cash flows are related to the issuance of our common stock under our equity incentive plans and payments for employee taxes withheld.
Future Cash Obligations
As of June 30, 2025, there have been no material changes to our contractual obligations and commitments from those described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, other than those described below.
Emission Acquisition
The acquisition of Emission included two arrangements that could result in additional cash payments to the selling shareholders. An additional $10.0 million is payable upon completion of certain technical milestones (“Earnout 1”) and up to $50.0 million could be payable based on the amount and timing of certain performance targets over a five year period ending December 31, 2029 (“Earnout 2”). Earnout 1 is recognized as compensation expense over the estimated period the technical requirements and milestones are completed. Earnout 2 is recorded at fair value each reporting period and at June 30, 2025 was fair valued at $2.7 million.
Acquisition of Akoya
Under the terms of the Merger Agreement, on July 8, 2025 we acquired Akoya for consideration of approximately 7.8 million shares of Quanterix common stock and $19.6 million of cash. We additionally paid $82.1 million in cash to settle the Midcap Trust Term Loan.
STRATEC
During the second quarter of 2025, we and STRATEC Consumables GmbH (“STRATEC”) entered into the third amendment to the supply agreement with STRATEC (the “Amended STRATEC Supply Agreement”), effective as of January 1, 2025, related to the manufacturing of certain Simoa instruments. As part of the Amended STRATEC Supply Agreement, we agreed to purchase a minimum number of instruments in 2025 and 2026 at agreed upon pricing. We may also be required to pay an additional annual maintenance fee based on the number of instruments purchased during 2025 and 2026, respectively. The agreement may be terminated upon 12 months's notice after the later of meeting the minimum purchases or December 31, 2026.
The total purchase commitment for instruments under the Amended STRATEC Supply Agreement is approximately $10.8 million. There were no purchases made under the Amended STRATEC Supply Agreement during the three and six months ended June 30, 2025.
Other Commitments
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
Acquired Goodwill, Intangible Assets, and Contingent Consideration
When acquiring a business, we determine the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, which may include a significant amount of intangible assets such as customer relationships, technology, trademarks and trade names, and non-compete agreements, as well as goodwill and contingent consideration.
The determination of the fair values these assets and liabilities involves significant judgment in selecting inputs used in a valuation methodology, including expected future revenues or cash flows, future changes in technology, estimated replacement costs, covenants not to compete, obsolescence of developed technologies, the likelihood and timing of achieving milestones or performance targets, discount rates, and assumptions about the period of time a brand will continue to be used in our product portfolio. We typically engage third-party valuation experts to assist us with the fair value analyses. Our estimates of fair value are based upon assumptions and inputs we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. A change in the inputs used could have a material impact on the estimated fair values.
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
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets
Goodwill is required to be assessed for impairment at least annually or whenever events or circumstances indicate that there may be an impairment. An impairment assessment requires evaluating a potential impairment at the reporting unit level using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Reporting units are determined based on the components of our operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Judgment is required in determining the use of a qualitative or quantitative assessment, as well as in determining a reporting unit’s estimated fair value, as it requires us to make estimates of market conditions and operational performance, including items such as projected financial results, discount rates, control premium, or valuation multiples for key financial metrics.
Absent an event that indicates a specific impairment may exist, we have selected October 1st as the date to perform our annual goodwill impairment test. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.
We continually evaluate whether events or circumstances have occurred that indicate the carrying value of these assets may not be recoverable, or the estimated remaining useful life of any of our intangible assets or property and equipment, or the estimated remaining lease term of any of our operating lease right-of-use assets may warrant revision. Additionally, we continually assess the determination of our asset groups, which primarily focuses on changes in our operating structure, the way in which we expect to deploy our assets, or how we intend to recover the cost of our assets.

To assess the recoverability of a long-lived asset or asset group, we compare the estimated undiscounted future cash flows for the estimated remaining useful life, or estimated lease term, of the asset (or the primary asset in the asset group) to its carrying value. If the undiscounted cash flows are less than the carrying value, we estimate the asset's fair value using the future discounted cash flows associated with the use of the asset. To the extent that the discounted cash flows are less than the carrying value, the asset(s) are impaired and written down to their estimated fair value.
Significant assumptions that form the basis of the forecasted results utilized to calculate undiscounted cash flows include but are not limited to, estimates about future revenues, expenses, asset disposal value, expected uses of the asset, historical customer retention rates, technology roadmaps, customer awareness, trademark and trade name history, contractual provisions that could limit or extend an asset's useful life, market data, discount rates, and potential sublease opportunities including rent and rent escalation rates, time to sublease, and free rent periods. To the extent that the future cash flows are less than the carrying value, a long-lived asset or asset group is impaired and written down to its estimated fair value.
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

Set forth below is a reconciliation of adjusted gross profit, adjusted gross margin, adjusted total operating expenses, and adjusted loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit	$11,300	$22,234	$27,716	$40,782
Shipping and handling costs	(1,299)	(2,075)	(2,876)	(4,217)
Amortization of acquired intangible assets (1)	234	—	461	—
Adjusted gross profit (non-GAAP)	$10,235	$20,159	$25,301	$36,565

Total revenues	$24,476	$34,381	$54,810	$66,447
Gross margin (gross profit as % of total revenues)	46.2%	64.7%	50.6%	61.4%
Adjusted gross margin (non-GAAP) (adjusted gross profit as % of total revenues)	41.8%	58.6%	46.2%	55.0%

Total operating expenses	$48,400	$33,176	$91,183	$66,881
Shipping and handling costs	(1,299)	(2,075)	(2,876)	(4,217)
Acquisition and integration related costs (2)	(4,139)	—	(7,717)	—
Earnout recorded as compensation expense (3)	(4,156)	—	(7,900)	—
Impairment and restructuring costs (4)	(7,670)	—	(7,670)	—
Adjusted total operating expenses (non-GAAP)	$31,136	$31,101	$65,020	$62,664

Loss from operations	$(37,100)	$(10,942)	$(63,467)	$(26,099)
Amortization of acquired intangible assets (1)	234	—	461	—
Acquisition and integration related costs (2)	4,139	—	7,717	—
Earnout recorded as compensation expense (3)	4,156	—	7,900	—
Impairment and restructuring costs (4)	7,670	—	7,670	—
Adjusted loss from operations (non-GAAP)	$(20,901)	$(10,942)	$(39,719)	$(26,099)
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
(4)Impairment of goodwill and severance and related benefit costs from restructuring plans announced in 2025.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2025, there have been no material changes to the market risk information from those described in the section titled “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.

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
Based on our updated evaluation of the effectiveness of internal control over financial reporting under the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the material weaknesses discussed above, our management continued to conclude that our internal control over financing reporting was not effective at the reasonable assurance level as of June 30, 2025.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Because our efforts to remediate the material weaknesses in our internal control over financial reporting are still underway and we have not had a sufficient period of time to test the operating effectiveness of our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025.
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
Remediation Efforts
Our management, with oversight from the Audit Committee of our Board of Directors, continues taking steps to remediate the control deficiencies that resulted in the Inventory Valuation MW and the Accelerator Revenue MW described above by implementing changes to our internal control over financial reporting. Our remediation activities undertaken to date and additional planned actions include, but are not limited to, the efforts summarized below:
•we have hired a Vice President, SOX Transformation and completed the hiring of personnel for our internal SOX Transformation team. This team is actively:
◦overseeing the remediation of our material weaknesses and driving further improvements across our internal controls;
◦continuing to evaluate and design effective and scalable internal controls, and strengthening the documentation of our existing controls;

◦establishing new internal controls evaluating the accounting for inventory and enhancing inventory valuation review procedures;
◦enhancing and expanding our existing revenue recognition control procedures and attributes to sufficiently document our assessment of, and reviews over, information used to record Accelerator Laboratory revenue;
◦providing trainings on a regular basis related to internal control over financial reporting for all control owners; and
◦identifying opportunities to enhance our use of our systems through automating certain controls and processes.
•we implemented new software solutions to automate key manual inventory valuation processes and outputs;
•we have completed the design of new controls and will continue to implement additional compensating controls throughout the remainder of fiscal year 2025;
•we have brought additional internal systems into the scope of our internal control environment to reduce reliance on manual processes and controls;
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
Changes in Internal Control over Financial Reporting
Other than the changes outlined above to remediate the material weaknesses, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings and threats of litigation consisting of intellectual property, contractual, employment, and other matters. While the outcome of any such actions or proceedings cannot be predicted with certainty, as of June 30, 2025, we were not party to any legal proceedings, the outcome of which would be expected to have a material adverse effect on our financial condition or results of operations. Regardless of any outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition, results of operations, or the price of our common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in the section titled “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 17, 2025 (the “Annual Report on Form 10-K”), as updated by the risk factors in the section titled “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 12, 2025 (the “Q1 Form 10-Q”). Those risk factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be not material also may adversely affect our business, financial condition, and results of operations.
As of the date of this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K and Q1 Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1*	Amended and Restated Agreement and Plan of Merger, dated April 28, 2025, by and among the Registrant, Wellfleet Merger Sub, Inc., and Akoya Biosciences, Inc.		8-K	04/29/2025	001-38319

3.1	Amended and Restated Certificate of Incorporation.		8-K	12/15/2017	001-38319

3.2	Restated Bylaws.		8-K	08/07/2025	001-38319

10.1*	Consent and Waiver under, the Voting and Support Agreement, dated April 28, 2025, by and among the Registrant and certain stockholders of Akoya Biosciences, Inc. named therein.		8-K	04/29/2025	001-38319

10.2*	Voting and Support Agreement, dated April 28, 2025, by and among the Registrant and certain stockholders of Akoya Biosciences, Inc. named therein.		8-K	04/29/2025	001-38319

10.3	Securities Purchase Agreement between the Registrant and Akoya Biosciences, Inc. dated April 2, 2025.		8-K	04/04/2025	001-38319

10.3.1	Form of Convertible Note		8-K	04/04/2025	001-38319

10.3.2	Form of Registration Rights Agreement		8-K	04/04/2025	001-38319

10.3.3	Form of Subordination Agreement		8-K	04/04/2025	001-38319

10.4	Amendment No. 1, dated April 28, 2025, to the Securities Purchase Agreement between the Registrant and Akoya Biosciences, Inc. dated April 2, 2025.		8-K	04/29/2025	001-38319

10.5@	Third Amendment to Supply and Manufacturing Agreement, entered into on June 17, 2025 and effective as of January 1, 2025, between the Registrant and STRATEC SE	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

QUANTERIX CORPORATION

Dated: August 7, 2025	By:	/s/ Masoud Toloue, Ph.D.
Masoud Toloue, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Dated: August 7, 2025	By:	/s/ Vandana Sriram
Vandana Sriram
Chief Financial Officer
(principal financial officer and principal accounting officer)