Form 10-Q
period 2025-09-30
Quanterix Corp
filed 2025-11-10
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No
As of November 4, 2025, the registrant had 46,710,797 shares of common stock outstanding.

QUANTERIX CORPORATION

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance and statements related to our expectations about the development and commercialization of our products and about the benefits we may realize from our acquisition of Akoya Biosciences, Inc. and are subject to a number of risks, uncertainties, and assumptions, including those further described in the section titled “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S Securities and Exchange Commission (the “SEC”) on March 17, 2025, as updated by the risk factors in the section titled “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as filed with the SEC on May 12, 2025, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Service Marks, Trademarks, and Trade Names
“Quanterix,” “Simoa,” “Simoa HD-X,” “Simoa HD-1,” “Simoa ONE,” “SR-X,” “SP-X,” “HD-X,” “LucentAD,” “Lucent Diagnostics,” “Akoya,” “PhenoCycler,” “PhenoImager,” “PhenoCode,” and our logos are our trademarks. All other service marks, trademarks, and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ service marks, trademarks, or trade names to imply a relationship with, or endorsement or sponsorship of us, by these other companies.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data, unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,298	$56,709
Marketable securities	96,511	232,413
Accounts receivable, net of allowance for expected credit losses	33,029	32,141
Inventory	54,957	32,775
Prepaid expenses and other current assets	10,483	9,556
Total current assets	233,278	363,594
Restricted cash	3,336	2,610
Property and equipment, net	25,765	17,150
Intangible assets, net	135,148	4,031
Goodwill	23,460	—
Operating lease right-of-use assets	18,184	16,339
Financing lease right-of-use assets	917	—
Other non-current assets	4,052	2,809
Total assets	$444,140	$406,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,633	$6,953
Accrued compensation and benefits	12,582	12,620
Accrued expenses and other current liabilities	24,812	8,851
Deferred revenue	20,913	8,827
Operating lease liabilities	7,984	4,756
Financing lease liabilities	428	—
Total current liabilities	77,352	42,007
Deferred revenue, net of current portion	7,341	1,073
Operating lease liabilities, net of current portion	31,212	32,615
Financing lease liabilities, net of current portion	496	—
Non-current portion of contingent liabilities	5,904	—
Other non-current liabilities	7,301	800
Total liabilities	129,606	76,495
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock: $0.001 par value; Authorized: 120,000; Issued and outstanding: 46,683 and 38,544 shares at September 30, 2025 and December 31, 2024	47	39
Additional paid-in capital	869,420	803,160
Accumulated other comprehensive loss	(818)	(3,080)
Accumulated deficit	(554,115)	(470,081)
Total stockholders’ equity	314,534	330,038
Total liabilities and stockholders’ equity	$444,140	$406,533
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue	$26,151	$19,694	$63,723	$59,251
Service and other revenue	13,953	13,845	29,806	39,323
Collaboration and license revenue	46	1,872	1,348	2,756
Grant revenue	83	402	165	930
Total revenues	40,233	35,813	95,042	102,260
Costs of goods sold and services:
Cost of product revenue	15,379	10,554	34,438	25,461
Cost of service and other revenue	7,648	5,106	15,683	15,864
Total costs of goods sold and services	23,027	15,660	50,121	41,325
Gross profit	17,206	20,153	44,921	60,935
Operating expenses:
Research and development	8,009	8,104	27,126	23,015
Selling, general and administrative	39,062	22,908	102,872	73,027
Other lease costs	286	889	870	2,740
Impairment and restructuring costs	7,174	—	14,844	—
Total operating expenses	54,531	31,901	145,712	98,782
Loss from operations	(37,325)	(11,748)	(100,791)	(37,847)
Other income (expense):
Interest income	1,448	3,535	7,408	11,165
Change in fair value of contingent liabilities	58	—	3,952	—
Other income (expense), net	(178)	5	(68)	221
Loss before income taxes	(35,997)	(8,208)	(89,499)	(26,461)
Income tax benefit (expense)	2,480	(145)	5,466	(442)
Net loss	$(33,517)	$(8,353)	$(84,033)	$(26,903)

Net loss per common share, basic and diluted	$(0.73)	$(0.22)	$(2.04)	$(0.70)

Weighted-average common shares outstanding, basic and diluted	46,060	38,449	41,243	38,305
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(33,517)	$(8,353)	$(84,033)	$(26,903)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities	55	1,054	(21)	272
Foreign currency translation gain (loss)	55	601	2,283	(11)
Total other comprehensive loss	110	1,655	2,262	261
Comprehensive loss	$(33,407)	$(6,698)	$(81,771)	$(26,642)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(84,033)	$(26,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,618	4,740
Credit losses on accounts receivable	284	744
Accretion of marketable securities	(1,851)	(5,317)
Impairment	7,269	—
Operating lease right-of-use asset amortization	2,058	1,371
Stock-based compensation expense	16,303	15,150
Change in fair value of contingent liabilities	(3,952)	—
Deferred taxes	(5,678)	—
Other operating activity	(76)	(389)
Changes in assets and liabilities:
Accounts receivable	7,901	(6,402)
Inventory	4,204	(6,845)
Prepaid expenses and other current assets	2,198	(168)
Other non-current assets	110	(479)
Accounts payable	(3,537)	588
Accrued compensation and benefits, accrued expenses, and other current liabilities	(5,847)	(3,166)
Deferred revenue	(526)	(826)
Operating lease liabilities	(4,003)	(2,971)
Other non-current liabilities	(1,234)	11
Net cash used in operating activities	(60,792)	(30,862)
Cash flows from investing activities:
Purchases of marketable securities	(45,658)	(270,972)
Proceeds from sales and maturities of marketable securities	183,389	159,279
Purchases of property and equipment	(2,710)	(2,956)
Acquisitions, net of cash acquired	(93,229)	—
Net cash provided by (used in) investing activities	41,792	(114,649)
Cash flows from financing activities:
Principal payments on financing leases	(106)	—
Proceeds from common stock issued under stock plans	930	2,999
Payments for employee taxes withheld on stock-based compensation awards	(1,010)	(2,584)
Net cash provided by (used in) financing activities	(186)	415
Net increase (decrease) in cash, cash equivalents, and restricted cash	(19,186)	(145,096)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,501	18
Cash, cash equivalents, and restricted cash at beginning of period	59,319	177,026
Cash, cash equivalents, and restricted cash at end of period	$41,634	$31,948

Supplemental disclosure of cash flow information:
Equity consideration transferred in connection with the acquisition of Akoya	$49,900	$—
Cash paid for taxes	$1,295	$703
Right-of-use assets obtained in exchange for lease liabilities	$6,175	$—
Purchases of property and equipment in accounts payable and accrued expenses	$229	$782
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
With the acquisition of Akoya Biosciences, Inc. (“Akoya”) in July 2025, the Company expanded its portfolio to spatial biology solutions focused on transforming discovery, clinical research, and diagnostics through spatial phenotyping. Spatial phenotyping refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Akoya’s PhenoCycler and PhenoImager platforms, reagents, software, and services offer end-to-end solutions to perform tissue analysis and spatial phenotyping across the full continuum from discovery through translational and clinical research and diagnostics.
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
In the opinion of management, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 may not be indicative of the results for the full year ending December 31, 2025, or any other period.
The Company’s fiscal year is the 12-month period from January 1 through December 31, and all references to “2025,” “2024,” and the like refer to that fiscal year unless otherwise noted.
Use of Estimates
The preparation of the Consolidated Financial Statements and Notes to Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. Such estimates include, but are not limited to, revenue recognition, valuation of inventory, valuation and impairment of goodwill, intangible and other long-lived assets, valuation of acquired assets and liabilities from acquisitions, valuation of contingent liabilities, recoverability of deferred tax assets, and stock-based compensation expense. The Company bases its estimates on historical experience, known trends, worldwide economic conditions, both general and specific to the life sciences industry, and other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
Business Combinations
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
For customer contracts acquired in an acquisition, the Company reassesses them under ASC 606 - Revenue from Contracts with Customers (“ASC 606”) as if it had originated the contract, including assessing the differences from the Company’s revenue policies and estimates. As part of this reassessment, under ASC 805, the Company has elected the practical expedient to reflect the aggregate effect of all modifications that occurred before the acquisition date. Differences from the reassessments, if any, are recorded as contract assets or deferred revenue.
Additionally, the Company assesses acquired customer contracts for off-market terms and records an additional asset or liability for favorable or unfavorable terms. Off-market assets or liabilities are recorded at their estimated fair values as of the acquisition date based on the economic returns that could be realized in a market transaction.
On January 8, 2025, the Company acquired all of the issued and outstanding shares of capital stock of Emission, Inc., a privately held company based in Georgetown, Texas. On July 8, 2025, the Company acquired Akoya Biosciences, Inc. ("Akoya") through a merger transaction in which Akoya survived as a wholly owned subsidiary of the Company. Refer to Note 3 - Acquisitions for further discussion.
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
Foreign currency transaction gains (losses) are included in other income (expense), net, on the Consolidated Statements of Operations and were not material for the three and nine months ended September 30, 2025 and 2024.

Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of September 30,
	2025	2024
Cash and cash equivalents	$38,298	$29,339
Restricted cash (1)	3,336	2,609
Cash, cash equivalents, and restricted cash	$41,634	$31,948
(1) Restricted cash consists of collateral for letters of credit issued as security for several of the Company’s leased facilities and to secure the Company’s corporate credit card program. The short-term or long-term classification is determined in accordance with the expiration of the underlying letter of credit and security.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. An impairment assessment requires evaluating a potential impairment using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Judgment is required in determining the use of a qualitative or quantitative assessment, as well as in determining a reporting unit’s estimated fair value, as it requires us to make estimates of market conditions and operational performance, including items such as projected financial results, discount rates, control premium, or valuation multiples for key financial metrics.
During the second quarter of 2025, the Company recorded an impairment charge on its goodwill balance related to the acquisition of Emission. Refer to Note 4 - Goodwill and Intangible Assets for further discussion.
The Company accounts for in-process research and development ("IPR&D") purchased as part of a business combination as an indefinite-lived intangible asset until the underlying project is completed. Upon completion, the IPR&D asset is accounted for as a definite lived intangible asset. At least annually or whenever events or circumstances change, the Company assesses whether the IPR&D has been abandoned, in which case it would be written off, or if its estimated fair value is below its carrying value, in which case it could be impaired.
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
Inventory is stated at the lower of cost or net realizable value on a first-in, first-out (“FIFO”) or average cost basis and includes the cost of materials, labor, and manufacturing overhead. The Company analyzes its inventory levels on each reporting date for slow-moving, excess and obsolete inventory, and inventory expected to expire prior to being used. These analyses require judgment and are based on factors including, but not limited to, recent historical activity, anticipated or forecasted demand for the Company’s products (developed through its planning and sales and marketing inputs, scientific data supporting the estimated life of materials that expire, and market conditions). If the Company identifies adverse conditions exist, such as unfavorable changes in estimated customer demand, the lives of materials that expire, or actual market conditions that may differ from its projections, the carrying value of the inventory is reduced to its estimated net realizable value by providing estimated reserves for excess or obsolete inventory.
Restructuring Costs
The Company records restructuring charges when a restructuring plan is approved and the amounts to be incurred are estimable. Restructuring costs are comprised of employee separation costs, primarily severance and related benefit payments, and any associated costs related to implementing a restructuring plan to reorganize operations.
Refer to Note 19 - Restructuring Costs for further discussion on the restructuring plan implemented during the nine months ended September 30, 2025.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period for eligible assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The update also allows an entity to make an accounting policy election to consider subsequent collections of balances received after the balance sheet date through a date selected by the entity. The amendments in this update are required to be applied prospectively. The new standard will be effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update enhances disclosure of an entity's internal use software by removing prescriptive and sequential software development stages. The amendments in this update can be applied prospectively or retrospectively. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements disclosures.

Note 3. Acquisitions
Akoya Biosciences, Inc.
On July 8, 2025 (the "Akoya Closing Date"), the Company completed the transactions contemplated by the Amended and Restated Agreement and Plan of Merger dated as of April 28, 2025, by and among the Company, Wellfleet Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Akoya Biosciences, Inc., a Delaware corporation. On the Akoya Closing Date, Wellfleet Merger Sub, Inc. merged with and into Akoya (the "Merger"), with Akoya surviving the Merger as a wholly owned subsidiary of the Company.
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
Total Consideration Transferred
The following table presents the fair value of the consideration transferred for the Merger as of the Akoya Closing Date (in thousands, except for exchange ratio and stock price):

Total Akoya common stock and equity instruments outstanding as of July 7, 2025 to be converted	51,136
Exchange Ratio	0.147
Total shares of Quanterix common stock to be issued	7,517
Quanterix stock price per share as of the Akoya Closing Date	$6.54
Fair value of Akoya common stock and equity instruments converted to Quanterix common stock	$49,161
Cash consideration paid (1)	$18,942
Cash paid for debt extinguishment (2)	$82,131
Fair value of replacement equity awards attributable to pre-combination service (3)	$739
Total fair value of consideration transferred	$150,973
(1) Represents cash consideration paid to Akoya stockholders, including fractional shares, of $0.37 per share of Akoya common stock.
(2) Represents the repayment of Akoya’s long-term debt upon closing of the acquisition, including $7.0 million of early termination, legal, and prepayment fees.
(3) Represents the fair value of certain equity-based awards held by Akoya employees prior to the acquisition date that have been replaced with Quanterix equity-based awards. The portion of these awards that relates to services performed prior to the acquisition date are included within the purchase price.
Upon completion of the Merger, the Company assumed Akoya's stock incentive plans. All Akoya restricted stock units that were outstanding immediately prior to the completion of the Merger were automatically adjusted by an exchange ratio and converted into an equity award of the same type covering shares of the Company's common stock on the same terms and conditions, including continuing vesting requirements.

Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Assets:
Cash and cash equivalents	$16,108
Accounts receivable, net of allowance for expected credit losses	8,616
Inventory	25,800
Prepaid expenses and other assets	5,483
Property and equipment, net	12,087
Intangible assets	121,800
Goodwill (1)	23,460
Operating lease right-of-use assets	4,585
Finance lease right-of-use assets	1,041
Total assets acquired	$218,980

Liabilities:
Accounts payable	$8,266
Accrued expenses and other liabilities	34,206
Deferred revenue	18,879
Operating lease liabilities	5,616
Finance lease liabilities	1,040
Total liabilities assumed	$68,007

Net assets acquired	$150,973
(1) Goodwill represents the estimated fair value of the expected synergies from combining Akoya with Quanterix, as well as the value of the acquired workforce. The goodwill is not deductible for income tax purposes and has been fully assigned to the Akoya reporting unit.

The Company determines the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgment related to estimations. The use of different estimates could produce different results.
The purchase price allocation set forth above is preliminary as the Company continues to obtain information to complete the purchase price allocation. The Company will record adjustments, if any, during the measurement period subsequent to the acquisition date and bases such adjustments only on facts and circumstances that existed as of the acquisition date.

Intangible Assets
The fair value and weighted average amortization period of the intangible assets acquired as of the acquisition date is as follows (in thousands):

	Fair Value	Weighted Average Useful Life (years)
Definite-lived intangible assets:
Developed technology	$99,600	9.6
Customer relationships	2,900	9.2
Total	$102,500	9.6
Indefinite-lived intangible assets:
In process research and development	$19,300
Total intangible assets	$121,800
In determining the fair values, management primarily relied on income based approaches using Level 3 inputs. A multi-period excess earnings valuation methodology was used for the developed technology and in-process research and development intangible assets, and a distributor method was used for the customer relationship intangible. These income approaches required the use of estimates including: projected revenues and expenses related to the particular asset; obsolescence rates; customer retention rates; a discount rate; and certain published or readily available industry benchmark data. In establishing the estimated useful life of each definite-lived intangible asset, the Company relied primarily on the duration of the cash flows utilized in the valuation model.
Off-Market Customer Contract
The Company assessed the unfavorable terms of an acquired contract between Akoya and a customer and recorded a $13.4 million off-market liability as of the acquisition date. The Company determined the preliminary fair value of the off-market component, which represents the amount by which the terms of the contract with the customer deviate from the terms that a market participant could have achieved, based on an income approach using Level 3 inputs. This income approach required the use of estimates including: projected revenue; expected profit margin; and a discount rate. The off-market liability will be recognized into revenue as the Company satisfies the associated performance obligation.
During the three and nine months ended September 30, 2025, the Company recognized $1.2 million of non-cash revenue from the amortization of the off-market liability.
Financial Results
The operating results of Akoya have been included in the Company's financial statements since the acquisition date. For the three and nine months ended September 30, 2025, the acquisition added $17.2 million of revenue to the Company's total revenues and a loss of $8.4 million to the Company's net loss.
The unaudited pro forma financial information presented below was derived from historical financial records of Quanterix and Akoya and presents the operating results for the periods presented as if the acquisition occurred on January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$41,071	$54,519	$131,494	$161,814
Net loss	$(34,110)	$(24,368)	$(148,309)	$(90,811)
The unaudited pro forma financial information has been prepared in accordance with U.S. GAAP and includes adjustments primarily to reflect (1) additional amortization expense for the acquired intangible assets, (2) additional amortization of the fair value increases of acquired inventory and property and equipment, (3) elimination of interest expense from the repayment of Akoya’s long-term debt, and (4) recognition of additional non-cash revenue from the amortization of an off-market liability. Accordingly, the unaudited pro forma financial information are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2024, nor are they indicative of future results.
Acquisition Costs
Acquisition costs related to the Akoya transaction were $5.2 million and $12.4 million for the three and nine months ended September 30, 2025 and are recorded in selling, general and administrative in the Consolidated Statements of Operations.
Emission, Inc.
On January 8, 2025 (the "Emission Closing Date"), the Company acquired all of the issued and outstanding shares of capital stock of Emission, Inc. ("Emission"), a life sciences manufacturing company based in Georgetown, Texas. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads these proprietary beads. The transaction is part of the Company's plans to secure the use of Emission’s highly controlled beads in the Company's next generation platforms and expansion into a new multi-plex market segment targeting third-party original equipment manufacturer customers.
Total Consideration Transferred
The following table summarizes the fair value of the aggregate consideration paid or payable for Emission as of the Emission Closing Date (in thousands):

Cash paid (1)	$8,997
Holdback (2)	1,000
Contingent consideration (3)	6,612
Total fair value of consideration transferred	$16,609
(1)Cash paid represents the contractual amount paid on the Emission Closing Date and is reflected as an investing activity in the Consolidated Statements of Cash Flows. Cash acquired was not material.
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
Under ASC 805, the Company determined Earnout 1 is compensation expense and is therefore recognized separately from the business combination. In accordance with ASC 710 - Compensation, Earnout 1 is recognized over the expected period certain technical requirements are transferred and certain milestones are completed, which the Company currently estimates to be eleven months from the closing date of the acquisition. This expense is recorded in research and development and selling, general and administrative expenses on the Consolidated Statements of Operations.
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

Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Assets:
Cash and cash equivalents	$43
Accounts receivable, net of allowance for expected credit losses	49
Inventory	307
Intangible asset (1)	12,900
Goodwill (2)	6,374
Total assets acquired	$19,673

Liabilities:
Accounts payable	$57
Deferred tax liability (3)	3,007
Total liabilities assumed	$3,064

Net assets acquired	$16,609
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
(2)Goodwill represents the estimated fair value of the expected synergies from combining Emission with Quanterix as well as the value of the acquired workforce. The goodwill is not deductible for income tax purposes. As of June 30, 2025, the Company has booked a full impairment of the goodwill (refer to Note 4 - Goodwill and Intangible Assets).
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
Acquisition Costs
Acquisition costs related to the Emission transaction were not material for the three and nine months ended September 30, 2025 and are recorded in selling, general and administrative in the Consolidated Statements of Operations.

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
A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. Prior to the third quarter of 2025, the Company determined it had one reporting unit. After the acquisition of Akoya, the Company determined it had two reporting units, consisting of the legacy Quanterix business and the Akoya business.
Absent an event that indicates a specific impairment may exist, the Company has selected October 1 as the date for performing its annual goodwill impairment test. The impairment test is first performed at the reporting unit level using a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and an impairment loss is recognized in amount equal to this excess.
During the second quarter of 2025, the Company assessed several events and circumstances, including a larger than expected decline in the Company's revenue and bookings primarily due to the rapidly changing macro-economic conditions resulting from reductions in US federal research funding, reductions in research and development spending by larger pharmaceutical customers, and new import tariffs. As a result, during the second quarter of 2025, the Company concluded it was more likely than not that that the fair value of its then single reporting unit was less than its carrying value and performed a quantitative impairment test for its goodwill. The Company estimated the implied fair value of its reporting unit using a market valuation approach, which included inputs such as the Company's quoted stock price.
As a result of the quantitative test, the Company determined its goodwill at June 30, 2025 was fully impaired and recorded an impairment charge of $6.4 million during the three months ended June 30, 2025.
As of September 30, 2025, the Company performed an additional quantitative interim impairment test as result of continued events and circumstances that indicated its goodwill could be impaired. This test was performed on its Akoya reporting unit since all remaining goodwill had previously been assigned to it. The Company estimated the reporting unit's implied fair value based on an income valuation approach using Level 3 inputs, which used estimates including: projected revenues and expenses; obsolescence rates; customer retention rates; a discount rate; and certain published or readily available industry benchmark data. As a result of the quantitative test, the Company determined that its goodwill was not impaired as of September 30, 2025.
Changes in the carrying amount of goodwill are as follows (in thousands):

Total Goodwill
Balance as of December 31, 2024	$—
Acquisition of Emission (1)	6,374
Goodwill impairment	(6,374)
Acquisition of Akoya (1)	23,460
Balance as of September 30, 2025	$23,460
(1) Refer to Note 3 - Acquisitions.
Intangible Assets, Long-Lived Assets, and Impairment
The Company continually assesses the determination of its asset groups, which primarily focuses on changes in the Company's operating structure, the way in which it expects to deploy its assets, or how the Company intends to recover the cost of its assets. As a result of the acquisitions of Akoya and Emission, the Company reassessed its asset groups. Primarily due to management's updated expectations of how it plans to deploy and recover the costs of its assets, the

Company determined the assets acquired in the Akoya and Emission acquisitions would each become their own asset group, along with vacant leased facilities which are each evaluated as separate asset groups for the purposes of assessing recoverability.
Prior to performing each of its interim goodwill impairment tests, the Company tested the recoverability of its long-lived assets, including intangible assets and property and equipment. The Company utilized an undiscounted cash flow analysis to determine if the cash flows expected to be generated by each of its asset groups over the remaining estimated useful lives of each group's primary asset were sufficient to recover the carrying value of each asset group. Significant assumptions that form the basis of the forecasted results utilized to calculate undiscounted cash flows include; estimates about future revenues; expenses; and market conditions related to these assets, as well as the disposal value of the asset group. These estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used could materially affect the determination of recoverability. Potential events and circumstances that could have an adverse impact on the Company's estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.
As part of the Akoya acquisition, the Company assumed a vacant leased facility. As of September 30, 2025, this facility remained vacant which triggered an impairment assessment. The impairment analysis evaluated the present value of net cash flows under the original lease and the estimated cash flows under an estimated sublease and considered industry and economic factors such as rental rates, interest rates, and recent real estate activities to estimate the net cash flows analysis and impairment amount. This assessment indicated the right-of-use asset for this facility was fully impaired and resulted in the Company recording an impairment charge of $0.9 million during the three and nine months ended September 30, 2025.
As of September 30, 2025, the Company concluded that none of its other intangible or other long-lived assets were impaired.
Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each of the Company’s asset groups may be insufficient to support their carrying value, requiring an impairment. Impairment charges, if any, may be material to the results of operations and financial position.
Acquired intangible assets consisted of the following (in thousands, except useful life and weighted average life amounts):

		As of September 30, 2025
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Definite-lived intangible assets:
Developed technology	7.0 - 14.0	$114,150	$(4,644)	$—	$109,506	9.8
Know-how	8.5	13,000	(8,100)	(1,506)	3,394	2.3
Customer relationships	8.5 - 10.0	4,260	(1,308)	(4)	2,948	8.7
Non-compete agreements	5.5	340	(340)	—	—	—
Trade names	3.0	50	(50)	—	—	—
Total		$131,800	$(14,442)	$(1,510)	$115,848
Indefinite-lived intangible assets:
In-process research and development		$19,300	$—	$—	$19,300
Total intangible assets		$151,100	$(14,442)	$(1,510)	$135,148

		As of December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Know-how	8.5	$13,000	$(7,057)	$(2,093)	$3,850	3.0
Developed technology	7.0	1,650	(1,645)	—	5	0.1
Customer relationships	8.5 - 10.0	1,360	(1,166)	(18)	176	3.1
Non-compete agreements	5.5	340	(285)	(55)	—	—
Trade names	3.0	50	(50)	—	—	—
Total intangible assets		$16,400	$(10,203)	$(2,166)	$4,031
The Company recorded amortization expense of $3.0 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $4.2 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Future estimated amortization expense is as follows (amounts in thousands):

As of September 30, 2025
2025	$3,282
2026	13,107
2027	13,084
2028	11,540
2029	11,538
Thereafter	63,297
Total amortization expense	$115,848
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

Disaggregated Revenue
The following table disaggregates the Company’s revenue from contracts with customers by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$3,366	$2,131	$1,700	$7,197	$1,226	$1,070	$90	$2,386
Consumable and other products	10,568	5,980	2,406	18,954	9,949	5,171	2,188	17,308
Total	$13,934	$8,111	$4,106	$26,151	$11,175	$6,241	$2,278	$19,694
Service revenue:
Research services	$6,996	$926	$121	$8,043	$9,841	$426	$276	$10,543
Service-type warranties	1,606	1,039	338	2,983	1,540	857	198	2,595
Other services	1,813	1,001	113	2,927	460	236	11	707
Total	$10,415	$2,966	$572	$13,953	$11,841	$1,519	$485	$13,845
Collaboration and license revenue:	$46	$—	$—	$46	$1,872	$—	$—	$1,872
Total	$46	$—	$—	$46	$1,872	$—	$—	$1,872

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$4,780	$2,999	$3,999	$11,778	$3,214	$2,896	$1,288	$7,398
Consumable and other products	29,376	15,640	6,929	51,945	30,744	14,566	6,543	51,853
Total	$34,156	$18,639	$10,928	$63,723	$33,958	$17,462	$7,831	$59,251
Service revenue:
Research services	$15,862	$1,359	$445	$17,666	$23,378	$5,411	$573	$29,362
Service-type warranties	4,596	2,836	719	8,151	4,787	2,611	592	7,990
Other services	2,513	1,384	92	3,989	1,208	724	39	1,971
Total	$22,971	$5,579	$1,256	$29,806	$29,373	$8,746	$1,204	$39,323
Collaboration and license revenue:	$1,348	$—	$—	$1,348	$2,756	$—	$—	$2,756
Total	$1,348	$—	$—	$1,348	$2,756	$—	$—	$2,756
For the three and nine months ended September 30, 2025, no customer accounted for more than 10% of the Company’s total revenues. For the three months ended September 30, 2024, one customer accounted for more than 10% of the Company’s total revenues. For the nine months ended September 30, 2024, no customer accounted for more than 10% of the Company’s total revenues. As of September 30, 2025 and December 31, 2024, no customer accounted for more than 10% of the Company’s gross accounts receivable.
Contract Assets
There were no contract assets as of September 30, 2025 or December 31, 2024.

Deferred Revenue
During the nine months ended September 30, 2025 and 2024, the Company recognized $8.3 million and $6.5 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.
Remaining Performance Obligations
As of September 30, 2025, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $28.3 million. Of this amount, $20.9 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. The remaining $7.3 million primarily consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.
Costs to Obtain a Contract
Changes in costs to obtain a contract were as follows (in thousands):

	2025	2024
Balance as of December 31	$292	$289
Capitalization of costs to obtain a contract	183	237
Recognition of costs to obtain a contract	(285)	(260)
Balance as of September 30	$190	$266
The Company evaluates potential impairment of these amounts at each balance sheet date and no impairments were recorded during the three and nine months ended September 30, 2025 and 2024.
Grant Revenue
All of the Company's grant revenue is generated within North America.
NIH Grant
On September 21, 2022, the Company and the National Institutes of Health (the “NIH”), an agency of the U.S. Department of Health and Human Services, entered into a contract (the “NIH Grant”) with a total award value of $1.7 million. The NIH granted the Company funding in support of the development of certain point-of-care diagnostic technologies through collaborative efforts. Grant funding is to be used solely for activities related to the point-of-care diagnostic device development project and the contract period runs through August 2025. Receipt of the award value occurs throughout the term of the contract period and after the Company submits for reimbursement of activities related to the grant. As of September 30, 2025, the Company had received $1.5 million of the total award value.
During each of the three and nine months ended September 30, 2025, NIH grant revenue recognized and research and development expenses incurred were not material. During the three and nine months ended September 30, 2024, NIH grant revenue recognized and research and development expenses incurred were $0.3 million and $0.6 million, respectively.

Note 6. Allowance for Credit Losses
The change in the allowance for expected credit losses on accounts receivable is summarized as follows (in thousands):

	2025	2024
Balance as of December 31	$1,042	$454
Provision acquired through acquisition	1,015	—
Provision for expected credit losses	461	744
Write-offs and recoveries collected	(901)	(437)
Balance as of September 30	$1,617	$761
Note 7. Marketable Securities
All of the Company's marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities, by major security type, were as follows (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$5,406	$—	$(3)	$5,403
U.S. Treasuries	37,054	75	—	37,129
U.S. Government agency bonds	28,301	10	(11)	28,300
Corporate bonds	25,663	23	(7)	25,679
Total marketable securities	$96,424	$108	$(21)	$96,511

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$1,494	$—	$—	$1,494
U.S. Treasuries	61,891	19	(53)	61,857
U.S. Government agency bonds	93,987	89	(98)	93,978
Corporate bonds	74,937	148	(1)	75,084
Total marketable securities	$232,309	$256	$(152)	$232,413
The following tables show the fair value and gross unrealized losses of the Company’s marketable securities aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		Greater Than 12 Months
As of September 30, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$5,403	$(3)	$—	$—
U.S. Government agency bonds	9,495	(5)	5,564	(6)
Corporate bonds	7,998	(7)	—	—
Total	$22,896	$(15)	$5,564	$(6)

	Less Than 12 Months
As of December 31, 2024	Fair Value	Unrealized Losses
U.S. Treasuries	$35,085	$(53)
U.S. Government agency bonds	32,148	(98)
Corporate bonds	7,415	(1)
Total	$74,648	$(152)
There were no individual securities that were in a significant unrealized loss position as of September 30, 2025. For marketable securities in an unrealized loss position, the Company does not intend to sell them, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related. Accordingly, the Company has not recorded any impairment losses or a credit loss allowance.
During the nine months ended September 30, 2025, the Company sold $26.2 million of marketable securities. Realized gains related to the sale were not material.
At September 30, 2025 and December 31, 2024, the Company had $0.8 million and $1.4 million, respectively, of accrued interest receivable on its marketable securities, which is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$77,752	$77,823	$197,141	$197,306
Due in one to two years	18,672	18,688	35,168	35,107
Total	$96,424	$96,511	$232,309	$232,413

Note 8. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2025	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$9,725	$9,725	$—	$—
Commercial paper	14,126	14,126	—	—
Total cash equivalents	23,851	23,851	—	—
Marketable securities:
Commercial paper	5,403	—	5,403	—
U.S. Treasuries	37,129	—	37,129	—
U.S. Government agency bonds	28,300	—	28,300	—
Corporate bonds	25,679	—	25,679	—
Total marketable securities	96,511	—	96,511	—
Total financial assets	$120,362	$23,851	$96,511	$—

Financial liabilities:
Contingent liabilities (2)	$6,279	$—	$—	$6,279
Total financial liabilities	$6,279	$—	$—	$6,279

As of December 31, 2024	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$44,426	$44,426	$—	$—
Total cash equivalents	44,426	44,426	—	—
Marketable securities:
Commercial paper	1,494	—	1,494	—
U.S. Treasuries	61,857	—	61,857	—
U.S. Government agency bonds	93,978	—	93,978	—
Corporate bonds	75,084	—	75,084	—
Total marketable securities	232,413	—	232,413	—
Total financial assets	$276,839	$44,426	$232,413	$—
(1)Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)The Company’s recurring fair value measurements using Level 3 inputs relate to the Company’s contingent consideration liability from the acquisition of Emission and the contingent liability assumed in the acquisition of Akoya.
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

Level 3 Financial Instruments
The following table presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis, which consist of contingent liabilities:

	Level 3 Liabilities
	Emission (1)	PKI License (2)	Total
Balance as of December 31, 2024	$—	$—	$—
Acquisition	6,612	3,619	10,231
Change in fair value of contingent liabilities	(3,427)	(525)	(3,952)
Balance as of September 30, 2025	$3,185	$3,094	$6,279
(1)Emission Earnout 2 requires additional consideration to be paid to the selling shareholders based on the amount and timing of certain performance targets. Earnout 2 is measured and paid over a five year period ending December 2029..
(2)As part of Akoya's 2018 acquisition of the Quantitative Pathology Solutions division of Perkin Elmer, Inc. ("PKI"), subsequently known as Revvity, Inc., Akoya entered into a license agreement with PKI (the "PKI License"). The PKI License requires Akoya to pay royalties to the sellers based on net sales of products and services that are covered by the licensed patent rights. The Company recognizes this assumed contingent liability at fair value in accordance with ASC 805. The PKI License is measured and paid over the remaining eight year period ending March 2033.
Monte-Carlo simulations and discounted cash flow analyses were used to determine the fair values, including the following significant unobservable inputs: projected revenue, a risk adjusted discount rate, and revenue volatility. Changes in fair value subsequent to the acquisition date were due to updated valuation inputs and the passage of time and increases or decreases in the inputs would have resulted in a higher or lower fair value measurements.
The range of outcomes payable for Earnout 2 is zero to $50.0 million. It is not possible to estimate a range of outcomes payable for the PKI License as there is no cap on the amount that could be earned.
The fair value of the contingent liabilities are recorded in accrued expenses and other current liabilities and non-current portion of contingent liabilities on the Consolidated Balance Sheets. Changes in fair value are recorded in change in fair value of contingent liabilities on the Consolidated Statements of Operations.
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
During the three and nine months ended September 30, 2025, the Company did not record any fair value adjustments to its non-marketable equity investment. To date, the cumulative fair value adjustments have not been material. As of September 30, 2025 and December 31, 2024, the carrying value of the non-marketable equity investment was $0.8 million, and is recorded in other non-current assets on the Consolidated Balance Sheets. Refer to Note 17 - Variable Interest Entities for the Company's evaluation of investments in other entities under the VIE guidance.
Other Fair Value Disclosures
During the three months ended September 30, 2025 and 2024, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets or liabilities.

Note 9. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$14,674	$7,215
Work in process	9,088	7,980
Finished goods	31,195	17,580
Total inventory	$54,957	$32,775
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued professional services	$2,378	$4,897
Accrued royalties	1,554	1,361
Accrued tax liabilities	1,469	1,018
Contingent compensation — Earnout 1 (1)	8,129	—
Acquired off-market liability (2)	5,618	—
Other accrued expenses	5,664	1,575
Total accrued expenses and other current liabilities	$24,812	$8,851
(1)Represents the current portion of contingent compensation from Earnout 1 related to the Emission acquisition. Refer to Note 3 - Acquisitions.
(2)Represents the current portion of an off-market component of an acquired customer contract in the acquisition of Akoya. Refer to Note 3 - Acquisitions.

Note 11. Stockholders' Equity
The following tables summarize the changes in equity during the three months ended September 30, 2025 and 2024, respectively (amounts in thousands):

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2024	38,544	$39	$803,160	$(3,080)	$(470,081)	$330,038
Issuance of common stock under stock plans, net of tax and payments	228	—	138	—	—	138
Stock-based compensation expense	—	—	5,462	—	—	5,462
Unrealized losses on marketable securities, net of tax	—	—	—	(8)	—	(8)
Foreign currency translation, net of tax	—	—	—	1,267	—	1,267
Net loss	—	—	—	—	(20,504)	(20,504)
Balance at March 31, 2025	38,772	$39	$808,760	$(1,821)	$(490,585)	$316,393
Issuance of common stock under stock plans, net of tax and payments	101	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	5,373	—	—	5,373
Unrealized losses on marketable securities, net of tax	—	—	—	(68)	—	(68)
Foreign currency translation, net of tax	—	—	—	961	—	961
Net loss	—	—	—	—	(30,013)	(30,013)
Balance at June 30, 2025	38,873	$39	$813,945	$(928)	$(520,598)	$292,458
Issuance of common stock under stock plans, net of tax and payments	323	—	114	—	—	114
Common stock issued as consideration in business combinations, net of tax	7,487	8	49,892	—		49,900
Stock-based compensation expense	—	—	5,469	—	—	5,469
Unrealized gains on marketable securities, net of tax	—	—	—	55	—	55
Foreign currency translation, net of tax	—	—	—	55	—	55
Net loss	—	—	—	—	(33,517)	(33,517)
Balance at September 30, 2025	46,683	$47	$869,420	$(818)	$(554,115)	$314,534

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, net of tax and payments	274	—	599	—	—	599
Stock-based compensation expense	—	—	5,265	—	—	5,265
Unrealized losses on marketable securities, net of tax	—	—	—	(607)	—	(607)
Foreign currency translation, net of tax	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	(11,163)	(11,163)
Balance at March 31, 2024	38,288	$38	$789,006	$(2,953)	$(442,713)	$343,378
Issuance of common stock under stock plans, net of tax and payments	110	—	(328)	—	—	(328)
Stock-based compensation expense	—	—	5,228	—	—	5,228
Unrealized losses on marketable securities, net of tax	—	—	—	(175)	—	(175)
Foreign currency translation, net of tax	—	—	—	62	—	62
Net loss	—	—	—	—	(7,387)	(7,387)
Balance at June 30, 2024	38,398	$38	$793,906	$(3,066)	$(450,100)	$340,778
Issuance of common stock under stock plans, net of tax and payments	77	1	144	—	—	145
Stock-based compensation expense	—	—	4,657	—	—	4,657
Unrealized gains on marketable securities, net of tax	—	—	—	1,054	—	1,054
Foreign currency translation, net of tax	—	—	—	601	—	601
Net loss	—	—	—	—	(8,353)	(8,353)
Balance at September 30, 2024	38,475	$39	$798,707	$(1,411)	$(458,453)	$338,882
Note 12. Stock-Based Compensation
In July 2025, the Company adopted the Quanterix Corporation Restricted Stock Unit Inducement Awards Plan (the "Inducement Plan"). The Inducement Plan allows for issuance of up to 520,450 shares of Quanterix Common Stock, consisting of: (i) up to 253,181 shares of Quanterix Common Stock that may be become available for issuance again under the 2021 Akoya Equity Incentive Plan pursuant to the terms of such plan and (ii) 267,269 shares of Quanterix Common Stock issuable upon vesting of restricted stock units granted to Akoya employees as an inducement to employment with Quanterix following the Merger. In accordance with Nasdaq listing rules, equity awards issued under the Inducement Plan are restricted to individuals who are not already employees or directors of the Company. All of the 267,269 shares were granted as of September 30, 2025 and vest over a one year period.

Stock Options
Stock option activity for the nine months ended September 30, 2025 is presented below (in thousands, except per share and contractual life amounts):

	Number of options	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	3,563	$19.94	7.7	$678
Granted	2,529	8.35
Exercised	(4)	3.12
Forfeited/expired	(544)	13.73
Outstanding at September 30, 2025	5,544	$15.27	8.0	$9
Exercisable at September 30, 2025	2,142	$20.89	6.4	$3
Vested and expected to vest at September 30, 2025	5,544	$15.27	8.0	$9
Restricted Stock Units
Restricted stock unit (“RSU”) activity for the nine months ended September 30, 2025 is presented below (in thousands, except per share amounts):

	Number of shares	Weighted-average grant date fair value per share
Unvested at December 31, 2024	1,115	$18.55
Assumed through acquisition of Akoya (1)	253	6.54
Granted	1,503	7.90
Vested	(496)	9.02
Forfeited	(525)	14.18
Unvested at September 30, 2025	1,850	$12.05
(1)Refer to Note 3 - Acquisitions.
Employee Stock Purchase Plan (“ESPP”)
During the nine months ended September 30, 2025, employees purchased 172 thousand shares of the Company’s common stock pursuant to the 2017 Employee Stock Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of product revenue	$182	$276	$755	$883
Cost of service and other revenue	213	283	763	866
Research and development	594	530	1,738	1,598
Selling, general and administrative	4,480	3,568	13,047	11,803
Total stock-based compensation expense	$5,469	$4,657	$16,303	$15,150

As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs and stock options was $42.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.
Note 13. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(33,517)	$(8,353)	$(84,033)	$(26,903)
Denominator:
Weighted average common shares outstanding, basic and diluted	46,060	38,449	41,243	38,305

Net loss per share, basic and diluted	$(0.73)	$(0.22)	$(2.04)	$(0.70)
As the Company was in a net loss position for all periods listed in the table below, the following common share equivalents (calculated on a weighted average basis) were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	5,830	453	5,426	781
RSUs	1,890	306	1,790	748
Estimated ESPP purchases	10	12	8	9
Total dilutive shares	7,730	771	7,224	1,538
Note 14. Income Taxes
The Company’s effective tax rates were 6.9% and 6.1% for the three and nine months ended September 30, 2025, respectively, and (1.8)% and (1.7)% for the three and nine months ended September 30, 2024, respectively. The effective tax rate in 2025 is higher than 2024 due to a non-recurring benefit of $5.5 million related to the release of a portion of the Company's valuation allowance due to taxable temporary differences recorded as part of the Akoya and Emission acquisitions, which are a source of income to realize certain pre-existing federal and state deferred tax assets. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.
The Company maintains a valuation allowance on the majority of its deferred tax assets and has concluded that it is more likely than not that the deferred assets will not be utilized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes are reflected in the Company's results for the three and nine months ended September 30, 2025.

Note 15. Commitments and Contingencies
Purchase Commitments
STRATEC
During the second quarter of 2025, the Company and STRATEC Consumables GmbH (“STRATEC”) entered into the third amendment to the supply agreement between the Company and STRATEC (the “Amended STRATEC Supply Agreement”), effective as of January 1, 2025, related to the manufacturing of certain Simoa instruments. As part of the Amended STRATEC Supply Agreement, the Company agreed to purchase a minimum number of instruments in 2025 and 2026 at agreed upon pricing. The Company may also be required to pay an additional annual maintenance fee based on the number of instruments purchased during 2025 and 2026. The agreement may be terminated upon 12 months notice after the later of meeting the minimum purchases or December 31, 2026.
The total purchase commitment for instruments under the Amended STRATEC Supply Agreement is approximately $10.8 million, of which $2.5 million was purchased during the three and nine months ended September 30, 2025, and $5.4 million is due within one year from September 30, 2025.
Other Purchase Commitments
The Company’s other non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. As of September 30, 2025, the Company’s total purchase commitments under these agreements were $1.3 million.
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
Harvard University
In August 2022, the Company and Harvard University (“Harvard”) entered into an exclusive license agreement (the “Harvard License Agreement”) for certain intellectual property owned by Harvard. Pursuant to the Harvard License Agreement, the Company paid an upfront fee of $0.6 million and is required to pay Harvard low single-digit royalties on net sales of products and services using the licensed technology, as well as a portion of its applicable sublicense revenues. The Company incurred no royalty expense under the Harvard License Agreement for the three and nine months ended September 30, 2025 and 2024.
Refer to Note 16 - Related Party Transactions for a discussion of a related party relationship with Harvard.
Perkin Elmer
Under the PKI License acquired as part of the acquisition of Akoya, PKI granted Akoya an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import, and commercialize certain products and services. Akoya is required to pay single digit royalties through March 2033 on net sales of products and services that are covered by patent rights under the PKI License. Refer to Note 8 - Fair Value of Financial Instruments for further discussion.

Tufts University
In June 2007, the Company and Tufts University (“Tufts”) entered into a license agreement (the “Tufts License Agreement”) for certain intellectual property owned by Tufts. The Tufts License Agreement, which was subsequently amended, is exclusive and sub-licensable, and will continue in effect on a country-by-country basis as long as there is a valid claim of a licensed patent in a country. The Company is required to pay license and maintenance fees that are creditable against royalties, in addition to low single-digit royalties on direct sales and services, and a royalty on sublicense income. The Company incurred royalty expenses related to the Tufts License Agreement of $0.3 million and $1.1 million during the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.6 million during the three and nine months ended September 30, 2024, respectively, which were recorded in cost of product revenue on the Consolidated Statements of Operations.
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
Leases
Refer to Note 4 - Goodwill and Intangible Assets for discussion on the impairment of an acquired vacant facility under an operating lease.
The undiscounted future lease payments for non-cancelable operating and financing leases were as follows (in thousands):

Maturity of lease liabilities as of September 30, 2025	Operating Leases	Financing Leases
2025 (remainder)	$2,560	$108
2026	10,259	430
2027	8,960	382
2028	8,395	76
2029	8,570	—
Thereafter	7,723	—
Total lease payments	46,467	996
Less: imputed interest	7,270	72
Total lease liabilities	$39,197	$924
During the three and nine months ended September 30, 2025, the Company did not enter into any material leases.
Note 16. Related Party Transactions
Akoya, which the Company acquired in July 2025, is party to a diagnostic development agreement with a biopharmaceutical customer of Akoya's. A member of the Company's Board of Directors also serves on the Board of Directors of the biopharmaceutical customer. Revenue recorded from sales of products and services to this customer was $2.3 million for both the three and nine months ended September 30, 2025. Cost of product revenue for goods and services delivered to this customer was $2.7 million for both the three and nine months ended September 30, 2025. At September 30, 2025, the Company did not have any open payables to or open receivables from the customer.
In the first quarter of 2025, the Company entered into agreements with two entities owned by selling shareholders of Emission (refer to Note 3 - Acquisitions) to continue development work on certain future products for Quanterix. At September 30, 2025, the Company did not have any open payable balances with these entities. Operating expense incurred by the Company were not material for the three months ended September 30, 2025, and $0.3 million during the nine months ended September 30, 2025.

In the third quarter of 2022, the Company entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 15 - Commitments and Contingencies). Harvard is required to pay a portion of the payments received from the Company under the Harvard License Agreement to a member of the Company’s Board of Directors. The same member of the Company’s Board of Directors is also affiliated with Mass General Brigham. Revenue recorded from sales of products and services to Harvard and Mass General Brigham was $0.4 million and $0.9 million for both the three and nine months ended September 30, 2025, respectively, and $1.0 million and $1.4 million for the three and nine months ended September 30, 2024, respectively. Cost of product revenue and operating expenses with Harvard and Mass General Brigham were not material for the three and nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, open payables to Harvard and Mass General Brigham were not material. Open receivables balances were $0.3 million at September 30, 2025 and were not material at December 31, 2024.
In the second quarter of 2007, the Company entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 15 - Commitments and Contingencies). A member of the Company’s Board of Directors was previously affiliated with Tufts and continues to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts. At September 30, 2025 and December 31, 2024, open payable balances to Tufts were not material.
Note 17. Variable Interest Entities
The Company enters into relationships with, or has investments in, other entities that may be VIEs. The Company assesses the criteria in ASC 810 to determine if any such entities meet the definition of a VIE and require consolidation into its financial statements. Based on the Company’s assessments, it does not have any controlling financial interests in any VIE, and therefore did not consolidate any VIE into its Consolidated Financial Statements during the three and nine months ended September 30, 2025 and 2024.
As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in a VIE was $0.8 million. Refer to Note 8 - Fair Value of Financial Instruments for the Company’s related valuation disclosures. Maximum exposure to losses related to the VIE is limited to its carrying value and the Company does not have any future funding commitments to the VIE.
Note 18. Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the chief executive officer.
As a result of completing the acquisition of Akoya in the third quarter of 2025, the Company reassessed its operating segments and concluded that the Company continues to operate as one reportable segment. This operating segment is focused on the development and commercialization of comprehensive protein biomarker solutions that identify signatures in blood and tissue to provide insights to providers, patients, and research organizations.
The Company utilizes consolidated net loss as the measure of segment profitability (loss) as required by ASU 2023-07 - Segment Reporting (Topic 280). The CODM uses this measure, along with the significant revenue and expense lines included in the table below, when analyzing the Company’s operations and performance and determining how to allocate resources. These measures are consistently used by the CODM in comparing budgeted results versus actuals, in determining when or where to invest resources into specific areas of the business, and for decisions on strategic initiatives, all of which is assessed at the consolidated level.

The following table presents the reconciliation of significant segment information reviewed by the CODM to consolidated net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenue from contracts with customers	$40,150	$35,411	$94,877	$101,330
Grant revenue	83	402	165	930
Total revenues	40,233	35,813	95,042	102,260

Less:
Costs of goods sold and services, including shipping and handling costs	24,332	17,671	54,302	47,553
Certain operating expenses, excluding shipping and handling costs (1)	45,766	29,001	125,817	89,814
Other segment items (2)	3,652	(2,506)	(1,044)	(8,204)
Consolidated net loss	$(33,517)	$(8,353)	$(84,033)	$(26,903)
(1)Expenses consist of research and development and selling, general and administrative expenses from the Consolidated Statements of Operations and exclude shipping and handling costs.
(2)Other segment items represent discrete events, non-recurring transactions, or insignificant items that are not used by the CODM to evaluate the Company’s performance or allocate resources, and include:
a.Impairment and restructuring costs – impairment charges for goodwill and other long-lived assets, and costs associated with approved restructuring plans, including employee separation costs and any associated costs related to implementing a restructuring plan, and vacant leased facilities;
b.Change in fair value of contingent liabilities – changes in the fair value of contingent payments as a result of updated valuation inputs;
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
The CODM reviews consolidated usage of cash, cash equivalents, marketable securities, accounts receivable, and inventory, as reported on the Consolidated Balance Sheets, as part of evaluating the Company’s performance, but does not review or evaluate any other assets.
There have been no changes to the methods used to determine segment profit or loss, or the significant segment captions, across any of the periods presented.
Note 19. Restructuring Costs
Restructuring Costs
In May and July 2025, the Company announced actions to reduce operating costs, preserve cash, and, specific to the July action, realize anticipated synergies and other benefits of the Akoya acquisition. These actions included reductions in force and elimination of duplicate corporate positions and are expected to be substantially completed in 2025. Under these actions, the Company expects to incur expenses of $7.6 million, substantially all of which will be cash expenditures incurred in 2025 for severance and related benefits.
During the three and nine months ended September 30, 2025, the Company incurred expenses of $6.3 million and $7.6 million, respectively. These expenses are recorded within impairment and restructuring on the Consolidated Statements of Operations.

The following table shows the accrual activity and payments relating to cash-based restructuring costs for the nine months ended September 30, 2025:

Severance and related benefit costs
Balance as of December 31, 2024	$(269)
Costs	(7,573)
Payments	7,075
Balance as of September 30, 2025	$(767)
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
Overview
We are a life sciences company that develops and commercializes next-generation, ultra-sensitive digital immunoassay platforms that advance life sciences research and diagnostics. Our platforms are based on our proprietary digital “Simoa” detection technology and enable customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. The ability of our Simoa platforms to detect proteins in the femtomolar range enables the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear to facilitate a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our Simoa platforms have achieved significant commercial adoption with an installed base of over 1,000 instruments, and scientific validation with citations in more than 3,700 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology and immunology, and inflammation.
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
We commercially launched our HD-X instrument in the second half of 2019. The HD-X is an upgraded version of the Simoa HD-1 (our first Simoa instrument, launched in January 2014), collectively “HD Instruments”, that is designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X uses our bead-based technology, and assays run on the HD-X are fully automated. At September 30, 2025, approximately 84% of the HD Instrument installed base were HD-X instruments.
Further, we launched our SR-X instrument in 2017 as a compact desktop instrument with a lower price point, more flexible assay preparation, and a wider range of applications. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-X.
With the acquisition of Akoya Biosciences, Inc. (“Akoya”) in 2025, we expanded our portfolio to spatial biology solutions focused on transforming discovery, clinical research and diagnostics. Akoya’s mission is to bring context to the world of biology and human health through the power of spatial phenotyping. Spatial phenotyping refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Akoya’s PhenoCycler and PhenoImager platforms, reagents, software, and services, offer end-to-end solutions to perform tissue analysis and spatial phenotyping across the full continuum from discovery through translational and clinical research and diagnostics.

With our acquisition of Emission, Inc. (“Emission”) in 2025, we secured the use of Emission’s highly controlled beads in our next generation platforms, including Simoa ONE, and expansion into a new multi-plex market segment targeting third-party original equipment manufacturer customers. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads these proprietary beads.
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
We also provide contract research services for customers and Laboratory Developed Test (“LDT”) services through our CLIA-certified Accelerator Laboratory (the “Accelerator Laboratory”). The Accelerator Laboratory provides customers with access to our Simoa technology and our Lucent Diagnostics clinical testing services, and supports multiple projects and services, including sample testing, homebrew assay development, custom assay development, and blood-based biomarker testing. To date, we have completed over 2,600 projects for more than 500 customers from all over the world using our Simoa platforms.
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
As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $134.8 million and restricted cash of $3.3 million. Since our inception, we have incurred annual net losses. Our net losses were $33.5 million and $84.0 million for the three and nine months ended September 30, 2025, respectively, and $8.4 million and $26.9 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $554.1 million and stockholders’ equity of $314.5 million.
We expect to incur operating losses into 2026 as we incur costs related to the following:
•expanding our research and development efforts to improve our existing, or to develop and launch, new assays and instruments. These expenses could be particularly significant if any of our products become subject to additional or more burdensome regulation by the U.S. Food and Drug Administration (the “FDA”);
•investing in Lucent Diagnostics, additional LDTs, and other diagnostics initiatives including entry into translational pharma and clinical diagnostic markets;
•seeking Premarket Approval (“PMA”), de novo classification, or 510(k) clearance from the FDA for our existing products or new products, including new assays and instruments, if or when we decide to market products for use in the prevention, diagnosis, or treatment of a disease or other condition;
•strategically acquiring and integrating companies or technologies that may be complementary to our business, including our acquisition of Akoya Biosciences, Inc. (“Akoya”) in July 2025;
•making required earnout payments under the Emission, Inc. ("Emission") acquisition agreement, which are contingent upon completion of certain technical milestones and the achievement of certain performance milestones;

•entering into collaboration arrangements, or in-licensing other products and technologies; and
•adding or enhancing operational, financial, and management information systems.
We believe the acquisition of Akoya and subsequent integration activities should, over time, generate synergies that will offset the expenses and operating losses we otherwise expect to incur. As further described in the section titled "Recent Business Developments - Restructuring Costs" below, in July 2025 we implemented actions to realize some of the synergies of the acquisition. As a result of these actions and our continued integration activities, we expect the combined company will be cash flow breakeven in 2026, although our ability to achieve this goal is dependent on our success in meeting both revenue and expense objectives.
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

Goodwill Impairment
During the second quarter of 2025, we assessed several events and circumstances, including a larger than expected decline in the Company's revenue and bookings primarily due to the rapidly changing macro-economic conditions resulting from reductions in US federal research funding, reductions in research and development spending by larger pharmaceutical customers, and new import tariffs. Based on a quantitative impairment test of our goodwill as of June 30, 2025, which estimated the implied fair value of our then single reporting unit under a market valuation approach (using inputs such as our quoted stock price), we determined our entire goodwill balance was impaired. As a result, we recorded a $6.4 million impairment charge in the three months ended June 30, 2025.
Restructuring Costs
In May and July 2025, we announced actions to reduce operating costs, preserve cash, and realize anticipated synergies and other benefits of the Akoya acquisition, including reductions in our workforce. The actions we have implemented, or committed to implement in 2025, will reduce our annualized operating expenses by approximately $67.0 million. As we continue to integrate Akoya, we expect to take additional steps during the remainder of 2025 and into the first quarter of 2026 to further reduce our operating expenses, with a goal of reducing our annualized operating expenses by approximately $85.0 million.
We incurred expenses of $7.6 million in the aggregate in the second and third quarters of 2025 related to the reductions in force, substantially all of which relate to cash expenditures for severance and related benefits. These reductions in force are expected to be substantially completed in 2025.
Cooperation Agreement with Kent Lake Partners
As previously disclosed, on August 4, 2025, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Kent Lake PR LLC, the general partner of Kent Lake Partners LP (together, “Kent Lake”), pursuant to which we agreed to retain an executive search firm to identify a potential candidate to be appointed to our board of directors (the “Board”). We also agreed to cooperate with Kent Lake to select an individual from the executive search firm’s list of six candidates and to appoint such person as a Class I director by December 1, 2025 (the “Target Date”). If we and Kent Lake do not agree on the selection of a candidate prior to the Target Date, Kent Lake will select one (1) candidate to be appointed to the Board from our three preferred candidates.
Also pursuant to the Cooperation Agreement, we sought and obtained stockholder approval at our 2025 annual meeting of stockholders of an amendment to our Amended and Restated Certificate of Incorporation that declassified the Board, and we amended our bylaws to adopt a majority voting standard for uncontested director elections, with a plurality voting standard for contested director elections.
In the Cooperation Agreement, Kent Lake agreed to abide by certain voting commitments, customary standstill obligations and mutual non-disparagement and no litigation provisions until the date that is thirty days prior to the nomination deadline under the bylaws for the nomination of director candidates for election to the Board at the 2027 annual meeting of stockholders, unless the Cooperation Agreement is earlier terminated in accordance with its terms.
ISO 13485 Certification
On January 31, 2025, we received ISO 13485 certification for our operations in Billerica, Massachusetts. ISO 13485 certification indicates that a company has implemented a quality management system that meets international requirements for medical device manufacturing.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease)
	2025	% of revenue	2024	% of revenue	Amount	%
Revenues:
Product revenue	$26,151	65%	$19,694	55%	$6,457	33%
Service and other revenue	13,953	35%	13,845	39%	108	1%
Collaboration and license revenue	46	—%	1,872	5%	(1,826)	(98)%
Grant revenue	83	—%	402	1%	(319)	(79)%
Total revenues	40,233	100%	35,813	100%	4,420	12%
Costs of goods sold and services:
Cost of product revenue	15,379	38%	10,554	29%	4,825	46%
Cost of service and other revenue	7,648	19%	5,106	14%	2,542	50%
Total costs of goods sold and services	23,027	57%	15,660	44%	7,367	47%
Gross profit	17,206	43%	20,153	56%	(2,947)	(15)%
Operating expenses:
Research and development	8,009	20%	8,104	23%	(95)	(1)%
Selling, general and administrative	39,062	97%	22,908	64%	16,154	71%
Other lease costs	286	1%	889	2%	(603)	(68)%
Impairment and restructuring costs	7,174	18%	—	—%	7,174	100%
Total operating expenses	54,531	136%	31,901	89%	22,630	71%
Loss from operations	(37,325)	(93)%	(11,748)	(33)%	(25,577)	218%
Other income (expense):
Interest income	1,448	4%	3,535	10%	(2,087)	(59)%
Change in fair value of contingent liabilities	58	—%	—	—%	58	(100)%
Other income (expense), net	(178)	—%	5	—%	(183)	(3,660)%
Loss before income taxes	(35,997)	(89)%	(8,208)	(23)%	(27,789)	339%
Income tax benefit (expense)	2,480	6%	(145)	—%	2,625	(1810)%
Net loss	$(33,517)	(83)%	$(8,353)	(23)%	$(25,164)	301%
Revenues
Total revenues increased $4.4 million, or 12%, to $40.2 million for the three months ended September 30, 2025, compared to $35.8 million for the three months ended September 30, 2024.
For the three months ended September 30, 2025, product revenue consisted of instrument sales of $7.2 million and sales of consumables and other products of $19.0 million. Product revenue increased $6.5 million, or 33%, to $26.2 million for the three months ended September 30, 2025, compared to $19.7 million for the three months ended September 30, 2024. The increase was primarily due to the acquisition of Akoya, which added $11.3 million of product revenues. The legacy Quanterix business decreased $4.8 million, or 25%, primarily due to the continued reduction in US federal research funding, which impacted demand from academic customers, and macro-economic conditions that continue to cause decreased demand from pharmaceutical customers as research and development spending and clinical trials slowed down.
We expect softness in instrument sales to continue in the remainder of 2025 as a result of what we believe is a constrained capital funding environment. As funding conditions improve, we anticipate a recovery in instrument demand. Additionally, by the end of 2025, we expect to launch an early access program for our next-generation Simoa instrument,

Simoa ONE, to gather feedback from key users and customers. We also expect the uncertain macro-economic environment to cause fluctuations in consumable sales for the remainder of 2025.
Service revenue increased $0.1 million, or 1%, to $14.0 million, for the three months ended September 30, 2025, compared to $13.8 million for the three months ended September 30, 2024. The increase was primarily due to the acquisition of Akoya, which added $5.9 million of service revenues, including $1.2 million of non-cash revenue. The non-cash revenue is from the off-market component of an acquired contract and represents a portion of the purchase accounting fair value adjustment that would have been recognized by a market participant.
For the legacy Quanterix business, service revenue decreased $5.8 million, or 42%, primarily due to the completion of a collaboration agreement with Eli Lilly and Company in the third quarter of 2024, which previously generated $1.5 million of revenue per quarter, as well as other large pharmaceutical projects in 2024 that have not repeated. While we continue to see strong opportunities with customers, the uncertain macro-economic environment is expected to continue to drive fluctuations in Accelerator Laboratory revenue in the remainder of 2025.
Collaboration and license revenue was not material for the three months ended September 30, 2025. These revenues decreased $0.3 million, or 79%, to $46 thousand , compared to $1.9 million for the three months ended September 30, 2024. The decrease was primarily due to LDT and other diagnostic related license revenues in 2024 that have not repeated.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $7.4 million, or 47%, to $23.0 million for the three months ended September 30, 2025, compared to $15.7 million for the three months ended September 30, 2024.
Cost of product revenue increased $4.8 million, or 46%, to $15.4 million for the three months ended September 30, 2025, compared to $10.6 million for the three months ended September 30, 2024. This increase was primarily due to the acquisition of Akoya, which added $6.5 million to cost of product revenue and was partially offset by (1) a decrease in headcount and related compensation and benefit costs from the 2025 restructuring plan, (2) decreased capitalization of labor and overhead costs as a result of lower production volume and output, and (3) lower royalty expenses due to lower consumables sales.
Cost of service and other revenue increased $2.5 million, or 50%, to $7.6 million for the three months ended September 30, 2025, compared to $5.1 million for the three months ended September 30, 2024. This increase was primarily due to the acquisition of Akoya, which added $4.0 million to cost of service and other revenue and was partially offset by a decrease in Accelerator Laboratory headcount and related compensation and benefits costs from the 2025 restructuring plan.
Research and Development
Research and development expense decreased $0.1 million, or 1%, to $8.0 million for the three months ended September 30, 2025, compared to $8.1 million for the three months ended September 30, 2024.
The $0.1 million decrease was primarily due to the legacy Quanterix business as a result of a a $1.0 million decrease in costs of outside services, research lab supplies, and equipment to enable product development and a $0.9 million decrease in headcount and related compensation and benefit costs from the 2025 restructuring plan. These decreases were partially offset by the acquisition of Akoya which added $1.8 million of research and development expenses.
We believe that our continued investment in research and development is essential to our long-term competitive position. We expect that the realization of anticipated synergies from the acquisition of Akoya should enable us to maintain research and development expense at a more consistent level period to period in the future.
Selling, General and Administrative
Selling, general and administrative expense increased $16.2 million, or 71%, to $39.1 million for the three months ended September 30, 2025, compared to $22.9 million for the three months ended September 30, 2024. Included within selling, general, and administrative expense are shipping and handling costs for product sales of $1.3 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively.

The $16.2 million increase in selling, general and administrative expense was partially due to the acquisition of Akoya, which added $7.4 million of selling, general and administrative expenses. The legacy Quanterix business increased $8.8 million primarily due to (1) $4.7 million of non-recurring acquisition and integration costs related to the acquisition of Akoya, (2) a $2.3 million increase in professional services and consulting fees, primarily related to strategic initiatives and corporate governance matters, (3) a $0.5 million increase related to a leased facility we began using in the fourth quarter of 2024, and (4) a $0.5 million one-time reimbursement in 2024 for a process improvement project,. These increases were partially offset by a $0.5 million decrease in headcount and related compensation and benefits costs from the 2025 restructuring plan. We do not expect selling, general and administrative expenses to increase in future periods at the same rate as total revenue or research and development expenses.
Other Lease Costs
Other lease costs decreased $0.6 million, or 68%, to $0.3 million for the three months ended September 30, 2025, as compared to $0.9 million for the three months ended September 30, 2024. In the fourth quarter of 2024, we began using one of the leased facilities that we did not occupy as a result of the restructuring and strategic realignment plan in August 2022. Accordingly, as of the fourth quarter of 2024, the amortization of the operating lease right-of-use asset and related leased facility operating expenses at this facility are no longer recorded in other lease costs.
Impairment and Restructuring Costs
We recorded impairment and restructuring costs of $7.2 million for the three months ended September 30, 2025 relating to severance and related benefit expenses from the 2025 restructuring and impairment of a leased facility acquired in the Akoya acquisition that we are not using. No such costs were recorded in the three months ended September 30, 2024.
Interest Income
Interest income decreased $2.1 million, or 59%, to $1.4 million for the three months ended September 30, 2025, as compared to $3.5 million for the three months ended September 30, 2024. The decrease in fair value was primarily due to lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Change in Fair Value of Contingent Liabilities
Change in fair value of contingent liabilities decreased $0.1 million, or 100%, for the three months ended September 30, 2025. The contingent arrangements relate to the Emission acquisition that closed in the first quarter of 2025 and the assumption of Akoya's contingent liability from its acquisition of the Quantitative Pathology Solutions division of PerkinElmer, Inc in 2018. The decrease was due to updates to the valuation inputs.
Income Tax (Expense) Benefit
Income tax benefit was $2.5 million for the three months ended September 30, 2025 as compared to income tax expense of $0.1 million for the three months ended September 30, 2024. The change was primarily due to the release of a portion of our valuation allowance on deferred tax assets due to temporary tax differences related to the acquisition of Akoya.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended September 30,				Increase (Decrease)
	2025	% of revenue	2024	% of revenue	Amount	%
Revenues:
Product revenue	$63,723	67%	$59,251	58%	$4,472	8%
Service and other revenue	29,806	31%	39,323	38%	(9,517)	(24)%
Collaboration and license revenue	1,348	1%	2,756	3%	(1,408)	(51)%
Grant revenue	165	—%	930	1%	(765)	(82)%
Total revenues	95,042	100%	102,260	100%	(7,218)	(7)%
Costs of goods sold and services:
Cost of product revenue	34,438	36%	25,461	25%	8,977	35%
Cost of service and other revenue	15,683	17%	15,864	16%	(181)	(1)%
Total costs of goods sold and services	50,121	53%	41,325	40%	8,796	21%
Gross profit	44,921	47%	60,935	60%	(16,014)	(26)%
Operating expenses:
Research and development	27,126	29%	23,015	23%	4,111	18%
Selling, general and administrative	102,872	108%	73,027	71%	29,845	41%
Other lease costs	870	1%	2,740	3%	(1,870)	(68)%
Impairment and restructuring costs	14,844	37%	—	—%	14,844	100%
Total operating expenses	145,712	138%	98,782	97%	46,930	48%
Loss from operations	(100,791)	(90)%	(37,847)	(37)%	(62,944)	166%
Other income (expense):
Interest income	7,408	8%	11,165	11%	(3,757)	(34)%
Change in fair value of contingent liabilities	3,952	4%	—	—%	3,952	100%
Other income (expense), net	(68)	—%	221	—%	(289)	(131)%
Loss before income taxes	(89,499)	(79)%	(26,461)	(26)%	(66,990)	253%
Income tax benefit (expense)	5,466	6%	(442)	—%	5,908	(1337)%
Net loss	$(84,033)	(73)%	$(26,903)	(26)%	$(61,082)	227%
Revenues
Total revenues decreased $7.2 million, or 7%, to $95.0 million for the nine months ended September 30, 2025, compared to $102.3 million for the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, product revenue consisted of instrument sales of $11.8 million and sales of consumables and other products of $51.9 million. Product revenue increased $4.5 million, or 8%, to $63.7 million for the nine months ended September 30, 2025, compared to $59.3 million for the nine months ended September 30, 2024. The increase was primarily due to the acquisition of Akoya, which added $11.3 million of product revenues. The legacy Quanterix business decreased $6.8 million, or 12%, primarily due to the continued reduction in US federal research funding, which impacted demand from academic customers, and macro-economic conditions that continue to cause decreased demand from pharmaceutical customers as research and development spending and clinical trials slowed down.

Service revenue decreased $9.5 million, or 24%, to $29.8 million, for the nine months ended September 30, 2025, compared to $39.3 million for the nine months ended September 30, 2024. The decrease was partially offset by the acquisition of Akoya, which added $5.9 million of service revenues, including $1.2 million of non-cash revenue. The non-cash revenue is from the off-market component of an acquired contract and represents a portion of the purchase accounting fair value adjustment that would have been recognized by a market participant.
For the legacy Quanterix business, service revenue decreased $15.4 million, or 39%, primarily due to the completion of a collaboration agreement with Eli Lilly and Company in the third quarter of 2024, which previously generated $1.5 million of revenue per quarter, as well as other large pharmaceutical projects in 2024 that have not repeated. While we continue to see strong opportunities with customers, the uncertain macro-economic environment is expected to continue to drive fluctuations in Accelerator Laboratory revenue in the remainder of 2025.
Collaboration and license revenue decreased $1.4 million, or 51%, to $1.3 million for the nine months ended September 30, 2025, compared to $2.8 million for the nine months ended September 30, 2024. The decrease was primarily due to LDT and other diagnostic related license revenues in 2024 that have not repeated.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $8.8 million, or 21%, to $50.1 million for the nine months ended September 30, 2025, compared to $41.3 million for the nine months ended September 30, 2024.
Cost of product revenue increased $9.0 million, or 35%, to $34.4 million for the nine months ended September 30, 2025, compared to $25.5 million for the nine months ended September 30, 2024. This increase was partially due to the acquisition of Akoya, which added $6.5 million to cost of product revenue and was partially offset by (1) an increase in the inventory reserve for expiring materials, (2) decreased capitalization of labor and overhead costs as a result of lower production volume and output, and (3) an increase from the amortization of the intangible asset acquired as part of the Emission acquisition in January 2025. These increases were partially offset by (1) lower royalty expenses due to lower consumables sales, (2) decreases in headcount and related compensation and benefit costs from the 2025 restructuring plan, and (3) lower instrument sales.
Cost of service and other revenue decreased $0.2 million, or 1%, to $15.7 million for the nine months ended September 30, 2025, compared to $15.9 million for the nine months ended September 30, 2024. This decrease was primarily due to a decrease in Accelerator Laboratory headcount and related compensation and benefits costs from the 2025 restructuring plan and lower volumes of sample testing and assay development services in our Accelerator Laboratory. The decrease was partially offset by the acquisition of Akoya, which added $4.0 million to cost of service and other revenue.
Research and Development
Research and development expense increased $4.1 million, or 18%, to $27.1 million for the nine months ended September 30, 2025, compared to $23.0 million for the nine months ended September 30, 2024.
The $4.1 million increase was partially due to the acquisition of Akoya, which added $1.8 million of research and development expenses. The legacy Quanterix business increased $2.3 million primarily due to a non-recurring $4.1 million charge associated with the contingent compensation payable under the acquisition of Emission and was partially offset by a $2.1 million decrease in costs of outside services, research lab supplies, and equipment to enable product development.
Selling, General and Administrative
Selling, general and administrative expense increased $29.8 million, or 41%, to $102.9 million for the nine months ended September 30, 2025, compared to $73.0 million for the nine months ended September 30, 2024. Included within selling, general, and administrative expense are shipping and handling costs for product sales of $4.2 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively.
The $29.8 million increase in selling, general and administrative was partially due to the acquisition of Akoya, which added $7.4 million of selling, general and administrative expenses. The legacy Quanterix business increased $22.5 million primarily due to (1) $11.9 million of non-recurring acquisition and integration costs related to the acquisition of Akoya, (2) a non-recurring $4.0 million charge associated with the contingent compensation payable under the acquisition of Emission, (3) a $3.9 million increase in professional services and consulting fees, primarily related to strategic initiatives and corporate governance matters, (4) a $2.1 million increase related to a leased facility we began using in the fourth quarter of 2024, and (5) a $1.2 million one-time reimbursement in 2024 for a process improvement project. These increases were partially offset by a $1.4 million decrease in shipping and handling costs primarily due to lower sales.
Other Lease Costs
Other lease costs decreased $1.9 million, or 68%, to $0.9 million for the nine months ended September 30, 2025, compared to $2.7 million for the nine months ended September 30, 2024. In the fourth quarter of 2024, we began using one of the leased facilities that we did not occupy as a result of the restructuring and strategic realignment plan in August 2022. Accordingly, as of the fourth quarter of 2024, the amortization of the operating lease right-of-use asset and related leased facility operating expenses at this facility are no longer recorded in other lease costs.
Impairment and Restructuring Costs
We recorded impairment and restructuring costs of $14.8 million for the nine months ended September 30, 2025 relating to a goodwill impairment charge in the second quarter of 2025, severance and related benefit expenses from the 2025 restructuring, and impairment of a leased facility acquired in the Akoya acquisition that we are not using. No such costs were recorded in the nine months ended September 30, 2024.
Interest Income
Interest income decreased $3.8 million, or 34%, to $7.4 million for the nine months ended September 30, 2025, as compared to $11.2 million for the nine months ended September 30, 2024. The decrease in fair value was primarily due to lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Change in Fair Value of Contingent Liabilities
Change in fair value of contingent liabilities increased $4.0 million, or 100%, to $4.0 million for the nine months ended September 30, 2025. The contingent arrangements relate to the Emission acquisition that closed in the first quarter of 2025 and the assumption of Akoya's contingent liability from its acquisition of the Quantitative Pathology Solutions division of PerkinElmer, Inc in 2018. The increase was due to updates to the valuation inputs.
Income Tax (Expense) Benefit
Income tax benefit increased $5.9 million, or 1337%, to $5.5 million for the nine months ended September 30, 2025, as compared to $0.4 million for the nine months ended September 30, 2024. The change was primarily due to the release of a portion of our valuation allowance on deferred tax assets due to temporary tax differences related to the acquisitions of Emission and Akoya.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of September 30, 2025, we had $38.3 million of cash and cash equivalents and $96.5 million of marketable securities. Historically we have also financed our operations through equity offerings and borrowings from credit facilities. Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, general corporate expenses, and contingent payments related to our acquisition activity.
For our January 2025 acquisition of Emission, we funded the $9.0 million cash payment at closing entirely with cash on hand, and we are obligated to make certain future contingent cash payments related to the acquisition. We also funded the cash portion of the consideration for our July 2025 acquisition of Akoya entirely with cash on hand, including $18.9 million of cash for the acquisition and $82.1 million for the repayment of Akoya's outstanding Midcap Trust Term Loan, including early termination and related fees.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

As a result of the acquisition of Akoya, along with actions already taken to reduce operating costs, preserve cash, and realize anticipated synergies and other benefits of acquisition, we expect the combined company will be cash flow breakeven in 2026, although our ability to achieve this goal is dependent on our success in meeting both revenue and expense objectives.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(60,792)	$(30,862)
Net cash provided by (used in) investing activities	41,792	(114,649)
Net cash provided by (used in) financing activities	(186)	415
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(19,186)	$(145,096)
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
Net cash used in operating activities was $60.8 million and $30.9 million for the nine months ended September 30, 2025 and 2024, respectively. The $29.9 million decrease in net cash used in operations was driven by a change in working capital items, primarily a decrease in accounts receivable from improved collections and a decrease in inventory from lower raw materials purchases. This decrease was partially offset by an overall increase in our net loss (partially due to the inclusion of Akoya's operating results), adjusted for non-cash items. The primary changes in our non-cash items were a $7.3 million increase from goodwill and right-of-use asset impairment charges and a $4.9 million increase in depreciation and amortization ($3.5 million of which is from the inclusion of Akoya's results). Cash used in operations also included payments for professional fees supporting due diligence, legal, and accounting activities related to the acquisition of Akoya.

Investing Activities
Our primary investing activities have consisted of purchases of marketable securities. Additionally, we use funds to acquire companies and to make capital expenditures for the purchase of property and equipment to support our infrastructure.
Net cash provided by investing activities was $41.8 million during the nine months ended September 30, 2025, which consisted of proceeds from sales and maturities of marketable securities of $183.4 million and cash used of $93.2 million for the acquisitions of Akoya and Emission, $45.7 million for the purchase of marketable securities, and $2.7 million for purchases of property and equipment.
Net cash used in investing activities was $114.6 million during the nine months ended September 30, 2024, which consisted of the purchase of $271.0 million of marketable securities and $3.0 million for purchases of property and equipment, was partially offset by proceeds from sales and maturities of marketable securities of $159.3 million.
Financing Activities
Net cash used in financing activities was $0.2 million during the nine months ended September 30, 2025, compared to net cash provided by financing activities of $0.4 million during the nine months ended September 30, 2024. These cash flows are primarily related to the issuance of our common stock under our equity incentive plans and payments for employee taxes withheld.
Future Cash Obligations
As of September 30, 2025, there have been no material changes to our contractual obligations and commitments from those described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, other than those described below.
Emission Acquisition
The acquisition of Emission included two arrangements that could result in additional cash payments to the selling shareholders. An additional $10.0 million is payable upon completion of certain technical milestones (“Earnout 1”) and up to $50.0 million could be payable based on the amount and timing of certain performance targets over a five year period ending December 31, 2029 (“Earnout 2”). Earnout 1 is recognized as compensation expense over the estimated period the technical requirements and milestones are completed. Earnout 2 is recorded at fair value each reporting period and at September 30, 2025 was fair valued at $3.2 million.
Acquired License Agreement
Through the acquisition of Akoya, the Company assumed a license and contingent payment obligation ("PKI License") from Akoya's 2018 purchase of the QPS division of PerkinElmer, Inc., subsequently known as Revvity, Inc. Under the PKI License, Akoya is required to pay single digit royalties based on net sales of certain products and services. Amounts due under the PKI License are payable annually through March 2033 and there is no limit on the amount of consideration that could be owed. Akoya's payments under the PKI License have historically been in the range of approximately $1.0 million to $2.0 million per year.
Acquired Diagnostic Development Agreement
Through the acquisition of Akoya, the Company acquired a diagnostic development agreement with a biopharmaceutical customer of Akoya's. Under this agreement, Akoya is co-developing, validating, seeking regulatory approval for, and commercializing a diagnostic test to be used to identify patients for the biopharmaceutical company's treatment. We expect to continue to incur development costs under this contract, which were historically in the range of approximately $10.0 million to 11.0 million per year for Akoya.
STRATEC
During the second quarter of 2025, we and STRATEC Consumables GmbH (“STRATEC”) entered into the third amendment to the supply agreement between us and STRATEC (the “Amended STRATEC Supply Agreement”), effective as of January 1, 2025, related to the manufacturing of certain Simoa instruments. As part of the Amended STRATEC Supply Agreement, we agreed to purchase a minimum number of instruments in 2025 and 2026 at agreed upon pricing. We may also be required to pay an additional annual maintenance fee based on the number of instruments purchased during 2025 and 2026, respectively. The agreement may be terminated upon 12 month's notice after the later of meeting the minimum purchases or December 31, 2026.
The total purchase commitment for instruments under the Amended STRATEC Supply Agreement is approximately $10.8 million, of which $2.5 million was purchased during the three and nine months ended September 30, 2025 and $5.4 million is due within one year from September 30, 2025.
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
Acquired Goodwill, Intangible Assets, and Contingent Liabilities
When acquiring a business, we determine the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, which may include a significant amount of intangible assets such as customer relationships, developed technology, in-process research and development, trademarks and trade names, know-how, and non-compete agreements, as well as goodwill, contingent liabilities, and off-market contract assets and liabilities.
The determination of the fair values these assets and liabilities involves significant judgment in selecting inputs used in a valuation methodology, including, but not limited to, expected future revenues or cash flows, future changes in technology, estimated selling prices, replacement costs or margins, customer attrition rates, covenants not to compete, obsolescence of developed technologies, the likelihood and timing of achieving milestones or performance targets, discount rates, and assumptions about the period of time a brand will continue to be used in our product portfolio. We typically engage third-party valuation experts to assist us with the fair value analyses. Our estimates of fair value are based upon assumptions and inputs we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. A change in the inputs used could have a material impact on the estimated fair values.
Intangible assets, which consist of customer relationships, developed technology, in-process research and development, know-how, trademarks and trade names, and non-compete agreements and are recorded at their fair values as described above. Definite lived intangibles are amortized over each asset's useful life on a basis which best matches the periods in which the economic benefits are expected to be realized. Determining an intangible asset's useful life requires significant judgment and is based on evaluating a number of factors, including, but not limited to, the expected use of the asset, estimated period the asset will generate cash flows, historical client retention rates, consumer awareness, trademark and trade name history, and any contractual provisions that could limit or extend an asset's useful life. Actual useful lives may differ from estimated useful lives. Indefinite-lived intangibles, which consist of in-process research and development, are not amortized until the underlying project is completed. Upon completion, the in-process research and development asset is accounted for as a definite lived intangible asset.
Acquired customer contracts may contain off-market terms. We record an additional contract asset or liability for such favorable or unfavorable terms at their estimated acquisition date fair values. Determining the fair value involves significant judgment to assess the economic returns that could be realized in a market transaction and can include the following inputs in a valuation methodology, projected revenue, expected profit margin, and discount rates.

Business combinations may also include contingent liabilities to be paid based on the occurrence of future events, such as the completion of a technical milestone or upon meeting certain performance targets. Contingent liabilities treated as purchase price is a liability recorded at fair value, as described above, at the acquisition date. We remeasure the fair value of outstanding contingent liabilities at each reporting period and changes are recognized in change in fair value of contingent liabilities on the Consolidated Statements of Operations.
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
At least annually or whenever events or circumstances change, we assess whether an indefinite-lived intangible assets has been abandoned, in which case it would be written off, or if its estimated fair value is below its carrying value, in which case it could be impaired.
We continually evaluate whether events or circumstances have occurred that indicate the carrying value of any of our definite lived intangible assets or other long-lived assets may not be recoverable, or the estimated remaining useful life or estimated remaining lease term may warrant revision. Additionally, we continually assess the determination of our asset groups, which primarily focuses on changes in our operating structure, the way in which we expect to deploy our assets, or how we intend to recover the cost of our assets.
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
Non-GAAP Financial Measures
To supplement our financial statements presented on a U.S. GAAP basis, we present the following non-GAAP financial measures: adjusted gross profit, adjusted gross margin, adjusted total operating expenses, and adjusted loss from operations. These non-GAAP measures are calculated by including shipping and handling costs for product sales within cost of product revenue instead of within selling, general and administrative expenses and excluding amortization of certain acquired intangible assets, acquisition and integration related costs, and certain other items which include other charges or benefits resulting from transactions or events that are highly variable, significant in size, and that we do not believe are indicative of ongoing or future business operations. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.

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

Set forth below is a reconciliation of adjusted gross profit, adjusted gross margin, adjusted total operating expenses, and adjusted loss from operations to their most directly comparable GAAP financial measures (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	$17,206	$20,153	$44,921	$60,935
Shipping and handling costs	(1,305)	(2,011)	(4,181)	(6,228)
Purchase accounting impact on inventory and property and equipment (1)	35	—	35	—
Amortization of acquired intangible assets (2)	2,532	—	2,993	—
Adjusted gross profit (non-GAAP)	$18,468	$18,142	$43,768	$54,707

Total revenues	$40,233	$35,813	$95,042	$102,260
Gross margin (gross profit as % of total revenues)	42.8%	56.3%	47.3%	59.6%
Adjusted gross margin (non-GAAP) (adjusted gross profit as % of total revenues)	45.9%	50.7%	46.1%	53.5%

Total operating expenses	$54,531	$31,901	$145,712	$98,782
Shipping and handling costs	(1,305)	(2,011)	(4,181)	(6,228)
Purchase accounting impact on property and equipment (1)	(212)	—	$(212)	$—
Amortization of acquired intangible assets (2)	(73)	—	$(73)	$—
Acquisition and integration related costs (3)	(7,315)	—	(15,032)	—
Earnout recorded as compensation expense (4)	(229)	—	(8,129)	—
Impairment and restructuring costs (5)	(7,174)	—	(14,844)	—
Adjusted total operating expenses (non-GAAP)	$38,223	$29,890	$103,241	$92,554

Loss from operations	$(37,325)	$(11,748)	$(100,791)	$(37,847)
Purchase accounting impact on inventory and property and equipment (1)	247	—	247	—
Amortization of acquired intangible assets (2)	2,605	—	3,066	—
Acquisition and integration related costs (3)	7,315	—	15,032	—
Earnout recorded as compensation expense (4)	229	—	8,129	—
Impairment and restructuring costs (5)	7,174	—	14,844	—
Adjusted loss from operations (non-GAAP)	$(19,755)	$(11,748)	$(59,473)	$(37,847)
(1)Represents the amortization of the purchase price fair value increase of acquired inventory and property and equipment.
(2)Consists only of the amortization of intangible assets acquired in 2025.
(3)Represents acquisition and integration costs directly related to the Company's business combinations. Acquisition costs include professional and consulting fees supporting due diligence, legal, and accounting activities to execute a transaction. Integration costs include third party and internal direct costs to integrate acquired companies, employees, and their customers.
(4)Consists of the earnout recognized as compensation expense related to the Emission acquisition.
(5)Impairment charges for goodwill and an acquired lease facility not in use and severance and related benefit costs from the restructuring plan announced in 2025.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2025, there have been no material changes to the market risk information from those described in the section titled “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our Form 10-K.
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
Based on our updated evaluation of the effectiveness of internal control over financial reporting under the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the material weaknesses discussed above, our management continued to conclude that our internal control over financing reporting was not effective at the reasonable assurance level as of September 30, 2025.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Because our efforts to remediate the material weaknesses in our internal control over financial reporting are still underway and we have not had a sufficient period of time to test the operating effectiveness of our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025.
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
Remediation Efforts
Our management, with oversight from the Audit Committee of our Board of Directors, continues taking steps to remediate the control deficiencies that resulted in the Inventory Valuation MW and the Accelerator Revenue MW described above by implementing changes to our internal control over financial reporting. Our remediation activities undertaken to date and additional planned actions include, but are not limited to, the efforts summarized below:
•we hired a Vice President, SOX Transformation and completed the hiring of personnel for our internal SOX Transformation team. This team is actively:

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
•we completed the design and implementation of new controls and will continue to implement additional compensating controls throughout the remainder of fiscal year 2025;
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
We expect to continue our efforts to remediate the Inventory Valuation MW and Accelerator Revenue MW through the remainder of fiscal year 2025. We believe that the implementation of the above steps will allow us to address the deficient controls within our internal control environment, which will facilitate the remediation of the Inventory Valuation MW and Accelerator Revenue MW. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address control deficiencies and we may modify certain of the remediation measures described above. Following our design and implementation of our remediation efforts, we will need to demonstrate their operating effectiveness. We will not be able to consider the Inventory Valuation MW or the Accelerator Revenue MW remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that our controls are operating effectively.
Changes in Internal Control over Financial Reporting
As permitted under the SEC’s guidance regarding newly acquired businesses, management has elected to exclude the operations of Akoya, which we acquired on July 8, 2025, from its evaluation of internal control over financial reporting for the quarter ended September 30, 2025. Akoya represented approximately 48% of our consolidated total assets and 18% of our consolidated revenues as of and for the three months ended September 30, 2025.
While we are in the process of integrating Akoya into our internal controls over financial reporting, we intend to rely on the one-year transition period allowed under the SEC's guidance, and will include Akoya in our annual internal control assessment beginning with our Form 10-K for the year ending December 31, 2026.
Other than the changes outlined above to remediate the material weaknesses, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings and threats of litigation consisting of intellectual property, contractual, employment, and other matters. While the outcome of any such actions or proceedings cannot be predicted with certainty, as of September 30, 2025, we were not party to any legal proceedings, the outcome of which would be expected to have a material adverse effect on our financial condition or results of operations. Regardless of any outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition, results of operations, or the price of our common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth below, which updates in full the risk factors described in the section titled “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 17, 2025. These risk factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be not material also may adversely affect our business, financial condition, and results of operations.
Risk Factor Summary

Risks Related to the Acquisition of Akoya
•Integrating our business with that of Akoya may be more difficult, costly or time-consuming than expected and we may fail to realize the remaining anticipated benefits of the Merger, which may adversely affect our business results and negatively affect the value of our common stock.
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
•We may experience delays in launching our next-generation Simoa instrument, Simoa ONE, on our anticipated timeline, which could adversely affect our business, financial condition, and results of operations.
•Defects or other quality issues in our products could lead to unforeseen costs, product recalls, adverse regulatory actions, negative publicity, and litigation, including product liability claims, any of which could cause customers to decide not to purchase our products, harm our reputation, and negatively affect our sales, operating results and financial condition.
•We rely on single contract manufacturers for certain key instruments, and we expect to rely on a different single contract manufacturer for our new Simoa ONE instrument. If any of these manufacturers should fail to perform, or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.

•We rely on a limited number of suppliers or, in some cases, one supplier, for some of our materials and components used in our consumable products and certain of our instruments, and we may not be able to find replacements or immediately transition to alternative suppliers if any of these suppliers fail to perform, which could have a material adverse effect on our business, financial condition, results of operations and reputation.
•We face significant competition in the life sciences research and diagnostic markets.
•Changes in U.S. government policies, including increased tariffs and potential reductions in federal research funding, could adversely affect our business. Similarly, there is substantial uncertainty regarding how the administration’s initiatives might impact the FDA, its implementations of laws, regulations, policies and guidance and its personnel, which could prevent, limit or delay development and regulatory approval of our future diagnostic products.
•If the FDA determines that our products are subject to regulation as medical devices, if the FDA modifies its regulations to require that our LDTs are subject to regulation as devices, if we seek to market our products for clinical diagnostic or health screening use, or if we continue to expand our product, technology and service offerings and the applications and uses of our products into new fields, we may become subject to additional government regulations, and the regulatory approval and maintenance process would be expensive, time-consuming and uncertain both in timing and in outcome.
•If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors may be reduced and our business may be harmed.

Risks Related to the Acquisition and Integration of Akoya

Combining the businesses of Quanterix and Akoya may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated benefits of the Merger, which may adversely affect our business results and negatively affect the value of our common stock.

The success of the Merger will depend on, among other things, our ability to realize the anticipated benefits, synergies and efficiencies from combining the businesses of Quanterix and Akoya. This success will depend on, among other factors, our ability to integrate our business with the business of Akoya. If we are not able to successfully integrate Akoya’s business into ours within the anticipated time frame, or at all, the anticipated synergies, efficiencies and other benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

We have incurred substantial restructuring and integration costs following the Akoya acquisition. Although we expect that the elimination of duplicative costs, strategic benefits and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction expenses and Merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. While we have made certain assumptions about the scope of expenses that would be incurred in connection with the Merger and integration, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There can be no assurances that the Quanterix and Akoya businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The challenges involved in this integration, which will be complex and time- consuming, also include the following:

•combining the businesses of Quanterix and Akoya, including respective operations and corporate functions, and meeting our capital requirements in a manner that permits us to achieve any revenue synergies or efficiencies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

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

Certain key employees have left the Company following completion of the Merger, and it is possible that executives and additional key employees may decide not to remain with us. If additional key employees terminate their employment, or if an insufficient number of employees or sales representatives are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted away from integrating our business with Akoya’s business, which may cause our business to suffer. In addition, we may not be able to locate suitable replacements for any key employees that leave or offer employment to potential replacements on reasonable terms. Moreover, there could be disruptions to or distractions for the workforce and management, including disruptions in the integration of employees into the combined workforce. We may not be able to attract or retain key employees to the same extent that we and Akoya were able to attract or retain their respective employees in the past.

In addition, at times the attention of management and our resources may be focused on the integration of the two businesses and diverted from day-to-day business operations or other opportunities that may have been beneficial, which may disrupt our business. An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays or higher than expected integration costs encountered in the integration process, could have an adverse effect on our revenues, level of expenses and operating results, which may adversely affect the value of our common stock.

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

Both our and Akoya’s quarterly and annual operating results and cash flows have fluctuated in the past, and our operating results may continue to fluctuate, which could cause the value of our common stock to fluctuate or decline significantly.

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

Both we and Akoya have incurred annual losses since our respective formation, and we expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.

Quanterix incurred net losses of $38.5 million, $28.4 million, and $99.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Akoya incurred net losses of $55.4 million, $63.3 million, and $70.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. We cannot predict if or when we will achieve profitability or if or when we will be able to sustain profitability once achieved. We expect that our losses will continue into 2026 as we execute our strategy for our entry into translational pharma and clinical diagnostic markets. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including any need for incremental investments to fund our strategic objectives, unanticipated delays or obstacles in the integration of Akoya’s business with ours, the market acceptance of our products, competitive products, future product development and our market penetration and margins, and other risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our other reports filed with the SEC.

Our ability to use net operating losses to offset future income may be subject to certain limitations.

As of September 30, 2025, we had forecasted federal net operating loss (“NOLs”) carryforwards to offset future taxable income of approximately $656.4 million, of which approximately $111.1 million begin to expire in 2026. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on our ability to utilize our NOLs to offset future taxable income. We may have already experienced ownership changes as defined under Section 382 of the Code. Depending on the timing of any future utilization of our NOLs, the amount that can be utilized each year may be limited as a result of such previous ownership changes. In addition, future changes in our stock ownership, including changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to our Business

We may fail to achieve the remaining expected cost savings and related benefits from our May 2025 and July 2025 cost reduction actions, and the consequences of those actions may adversely impact our business.

In May and July 2025, we announced certain actions to reduce our operating costs, including reductions in our workforce. Certain of these cost reduction actions were part of our integration plan to realize anticipated synergies and other benefits of the Akoya acquisition. In total, we expect to realize annualized savings of approximately $67 million from these cost reduction actions. As we continue to integrate Akoya, we expect to take additional steps during the remainder of 2025 and into the first quarter of 2026 to further reduce our operating expenses, with a goal of reducing our annualized operating expenses by $85 million. We expect to incur expenses of approximately $7.5 million in the aggregate associated with the reductions in our workforce, substantially all of which are cash expenditures incurred in 2025 for severance. There is no guarantee that these cost reduction actions will result in the anticipated savings or other economic benefits, and we may incur unanticipated charges or make payments that were not previously contemplated. Additionally, these actions:

•may result in the loss of institutional knowledge and expertise;

•may disrupt or restrain the scope of our business activities; and

•may make it more difficult to attract and retain qualified personnel, whose duties may be expanded to include those of employees whose positions were eliminated in the reductions in force.

If we are unable to realize the anticipated benefits from these reductions in force and other operating expense reductions, or if we experience significant adverse consequences from these reductions in force and other operating expense reductions, our business, financial condition, and results of operations may be materially adversely affected.

If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.

Our success depends on our ability to develop and market products that are recognized and accepted by our customers and potential customers as reliable, enabling and cost-effective. Continued market acceptance of Quanterix’s Simoa technology platform and products, Akoya’s PhenoCycler and PhenoImager platform and products, and other platforms and products we may develop in the future, such as Simoa ONE, will depend on many factors, including our ability to convince potential customers that our technologies area attractive alternatives to other available technologies. If we are unable to continue to motivate customers to use our current technologies or other technologies we may develop in the future, adoption of our technologies may be slowed and our ability to retain and grow our customer base and increase our revenue would be adversely affected.

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

We believe our Simoa technology has the capability to enable the development of a new category of less-invasive diagnostic tests that could replace current invasive, expensive, and inconvenient diagnostic methods. Accordingly, we have begun to expand into the diagnostics market. Additionally, we are partnering with Acrivon Therapeutics, Inc. (“Acrivon”) to co-develop, clinically validate, seek regulatory approval for, and commercialize Acrivon’s OncoSignature® test to be run on Akoya’s PhenoImager HT solution. Transitioning from research use only to also serving the diagnostics market entails significant risks, including:

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

The sales cycle for our instruments can be lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

The sales process for our instruments generally involves numerous interactions with multiple individuals within an organization, and often includes in-depth analysis by potential customers of our technology and products and a lengthy review process. Our customers’ evaluation processes often involve a number of factors, many of which are beyond our control. As a result of these factors, the capital investment required to purchase our systems, and the budget cycles of our customers, the time from initial contact with a customer to our receipt of a purchase order can vary significantly. Given the length and uncertainty of our sales cycle, we have in the past experienced, and expect in the future to experience, fluctuations in our sales on a period-to-period basis. In addition, any failure to meet customer expectations could result in customers choosing to retain their existing systems, using existing assays not requiring capital equipment, or purchasing systems other than ours.

Purchase of our instruments requires a significant capital investment which can impact sales in times of constrained spending.

The purchase of our instruments requires a significant investment by our customers, and a reduction in capital spending by potential customers can result in lower instrument sales. During periods of constrained capital spending, potential instrument customers may instead choose to engage our lab or an outside lab, or may use another instrument platform that they already have or that is less expensive than our instruments. We believe that a constrained capital funding environment resulted in softness in instrument sales throughout 2024 and that this constrained spending environment has continued into 2025.

Because a significant portion of our revenue comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.

For the year ended December 31, 2024, Quanterix’s top five customers accounted for approximately 21% of its total revenue, and for the year ended December 31, 2024, Akoya’s top five customers accounted for approximately 22 % of its total revenue. The loss of a significant amount of business from one or more of our major customers would have a material adverse effect on our business. There can be no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.

Our long-term results depend upon our ability to improve existing products and introduce and market new products successfully and timely.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. Accordingly, our business is dependent on the continued improvement of our existing products and our development of new products utilizing our current technologies or other technology we develop or acquire in the future. As we introduce new products or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products will achieve, if any. We cannot guarantee that we will not experience material delays in the introduction of new products in the future. In addition, introduction of new products could result in a decrease in revenues from existing products. Consistent with our strategy of offering new products and product refinements, we have invested substantial capital on research and development, and we expect to continue to use a substantial amount of capital for product research and development. Our research and development initiatives can be costly and time-consuming, and they may fail to achieve the intended benefits. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer.

We may experience delays in launching our next-generation Simoa instrument, Simoa ONE, on our anticipated timeline, which could adversely affect our business, financial condition, and results of operations.

We currently expect to launch an early access program by the end of 2025 to gather feedback from key users and customers on our next-generation Simoa instrument, Simoa ONE. However, there are various risks that could delay or prevent the successful launch and commercialization of the instrument. These risks include, but are not limited to, unforeseen technical challenges, supply chain disruptions, and delays in manufacturing. Many of these risks are beyond our control. If we experience significant delays in launching Simoa ONE, our ability to generate revenue and achieve market adoption may be adversely impacted. Delays or setbacks could also allow competitors to introduce alternative solutions, erode our market position, or negatively affect customer confidence in our product pipeline. Additionally, if development costs exceed our expectations, or if we are unable to successfully commercialize the platform, our financial condition and results of operations could suffer.

Defects or other quality issues in our products could lead to unforeseen costs, product recalls, adverse regulatory actions, negative publicity, and litigation, including product liability claims, any of which could cause customers to decide not to purchase our products, harm our reputation, and negatively affect our sales, operating results and financial condition.

Our products are complex and may contain undetected errors or defects, especially when first introduced or as new versions or new products are released. We have periodically experienced product delays and product quality issues, and, accordingly, we have in the past devoted, and will continue to devote, funding and resources to technology development, quality assurance and manufacturing initiatives designed to ensure or improve quality. However, there can be no assurance that we will be successful in our efforts to manufacture products at a level of quality necessary for our customers or to avoid our products containing undiscovered defects or quality issues. Additionally, reduction in personnel who service our instruments may result in service delays, instrument downtime and customer dissatisfaction. Defects, errors or quality issues in our products may discourage customers from purchasing our products and could harm our reputation. We may also be subject to warranty claims and litigation involving claims for damages or incur additional costs, in each case due to errors or defects in our products. In addition, if we do not meet industry or quality standards, if applicable, our products may be subject to recall. A material liability claim, recall or other occurrence that harms our reputation or decreases market acceptance of our products could harm our business and operating results.

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

We have established distribution agreements for our instruments and related consumable products with distributors in a number of foreign countries, including Australia, Brazil, China, the Czech Republic, India, Hong Kong, Israel, Japan, New Zealand, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan and the UAE. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or if we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth. In addition, if our distributors fail to comply with applicable laws and ethical standards, including anti-bribery laws, this could damage our reputation and could have a significant adverse effect on our business and our revenues.

We generate a substantial portion of our revenue internationally and we expect this will continue in the future; as a result, our business is subject to various risks relating to our international activities, which could adversely affect our business, operating results and financial condition.

For the years ended December 31, 2024, 2023, and 2022, approximately 36%, 38%, and 38%, respectively, of Quanterix’s total revenue was generated from customers located outside of North America, and approximately 38%, 40%, and 44%, respectively, of Akoya’s total revenue was generated from customers located outside of North America. We believe that a substantial percentage of our future revenue will continue to come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:

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

•the imposition of new trade restrictions;

•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;
•the impact of political and economic instability and conflict, which could lead to uncertainty and instability in global financial markets; and

•scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us.

If we are unable to manage these risks effectively, our business, operating results and financial condition will suffer.

We rely on single contract manufacturers for several of our key instruments, and we expect to rely on a different single contract manufacturer for our new Simoa ONE instrument. If any of these manufacturers should fail to perform, or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.

We currently rely on a single contract manufacturer, STRATEC Biomedical AG (“STRATEC”), an analytical and diagnostic systems manufacturer located in Germany, to manufacture and supply all of our Simoa HD-X instruments. In addition, we currently rely on a single contract manufacturer, Paramit Corporation (“Paramit”), a contract manufacturer located in California, to manufacture and supply all of our SR-X instruments. We rely on a third single contract manufacturer, Columbia Tech, to manufacture our PhenoCycler and PhenoImager instruments. We also expect to rely on a different single contract manufacturer to supply our new Simoa ONE instrument. Certain of our manufacturing contracts do not commit our contract manufacturers to supply quantities beyond the amounts included in our forecasts or commit them to carry inventory or make available any particular quantities. Accordingly, we may not be able to obtain adequate supplies for these products in a timely manner or on commercially reasonable terms. If any of these manufacturers are not able to supply instruments, our business would be harmed.

In the event it becomes necessary to utilize a different contract manufacturer for an instrument, we would experience additional costs, delays and difficulties in doing so as a result of needing to identify and enter into an agreement with a new supplier as well as needing to prepare such new supplier to meet the logistical requirements associated with manufacturing our instruments, and our business would suffer. We may also experience additional costs and delays in the event we need access to or rights under any intellectual property of our contract manufacturers. In addition, certain of the components used in our instruments are sourced by these manufacturers from limited or sole suppliers. If they were to lose such suppliers, there can be no assurance that they would be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments to customers could occur if our manufacturers encounter delays or difficulties in securing these components, or if the quality of the components supplied do not meet specifications, or if they cannot then obtain an acceptable substitute. If any of these events occur, our business and operating results could be harmed.

We rely on a limited number of suppliers or, in some cases, one supplier, for some of our materials and components used in our consumable products and services and certain of our instruments, and we may not be able to find replacements or immediately transition to alternative suppliers if any of these suppliers fail to perform, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

We rely on limited or sole suppliers for certain reagents and other materials and components that are used in our consumable products and services and in certain of our instruments. While we have long-term contracts with some critical suppliers, we do not have contracts with all suppliers and instead rely on periodically forecasting our needs for such materials and entering into standard purchase orders with our suppliers. In addition, our use of many of the materials used in our consumable products is limited to research use only. As we expand into diagnostic applications for our products, we will need to secure diagnostic rights to such materials. If we were to lose suppliers or were unable to secure required rights for materials from suppliers, we may be unable to identify or enter into agreements with alternative suppliers on a timely basis or on acceptable terms, if at all. An interruption in our operations could occur if we encounter delays or difficulties in securing these materials or any required rights to these materials, if the quality of the materials supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to qualify a new supplier and ensure that the new materials provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.

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

•greater name and brand recognition; substantially greater financial and human resources;

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

In addition to Akoya, we have acquired, and may in the future acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. Our ability to successfully integrate any business, product or technology we acquire depends on a number of factors, including, but not limited to, our ability to:

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

Risks Related to Government Regulation and Diagnostic Product Reimbursement

Changes in U.S. government policies, including reductions in federal research funding and increased tariffs, are adversely affecting our business, though the full extent of the impact is uncertain. Similarly, there is substantial uncertainty regarding how the current administration’s initiatives might impact the FDA, its implementations of laws, regulations, policies and guidance and its personnel, which could prevent, limit or delay development and regulatory approval of our future diagnostic products.

The U.S. government has suspended or withheld disbursement of funds under certain federal research grants (or certain components of grants) and curtailed the grant of new awards, including funding and grants from the National Institutes of Health (NIH). These actions are negatively impacting spending within our industry and causing uncertainty, which adversely impacted our business and our financial outlook for 2025. Certain of our customers, including academic institutions and research organizations, may depend in whole or in part on federal grants to advance their medical research activities. Any prolonged suspensions or reductions in such funding could slow innovation, delay collaborations, and limit the adoption of new technologies that contribute to our business growth.

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

Further, there is substantial uncertainty with regard to the regulatory environment under the current administration. For example, certain initiatives have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our diagnostic products in development and obtain the requisite regulatory approvals in the future. The administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or our customers or create a more challenging or costly environment to pursue the development of new products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations.

If these or similar policy changes continue or expand, or if we or our customers become negatively impacted by future governmental orders, regulations, policies or guidance, we may face increased costs, demand for our products could be impacted and there could be a material adverse effect on us and our business. Though the risks referenced above have already adversely impacted our business to some extent, the full impact of funding actions and tariffs on us and on our business partners remains highly uncertain and volatile. We cannot predict the full extent of these impacts, but any prolonged disruption could further adversely affect our business, financial condition, and results of operations.

If the FDA determines that our products are subject to regulation as medical devices, if the FDA modifies its regulations to require that our LDTs are subject to regulation as devices, if we seek to market our products for clinical diagnostic or health screening use, or if we continue to expand our product, technology and service offerings and the applications and uses of our products into new fields, we may become subject to additional government regulations, and the regulatory approval and maintenance process would be expensive, time-consuming and uncertain both in timing and in outcome.

We focused initially on the life sciences research market. This includes offering products for use by laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, the majority of our products are labeled as “Research Use Only” (“RUO”). None of our products are currently offered to customers as medical devices; however, if our products labeled as RUO are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling and supporting such products could change or be uncertain, even if such use by our customers is without our consent.

Further, while we focused initially on the life sciences research market and RUO products only, our strategy includes expanding our product line to encompass products that are intended to be used for the diagnosis of disease, including LDTs and in vitro diagnostic (“IVD”) devices, including companion diagnostics, either alone or in collaboration with third parties. IVD products are subject to regulation by the FDA, or comparable international agencies, as medical devices including requirements for regulatory clearance or approval of such products before they can be marketed.

The process of obtaining regulatory clearances to market a medical device can be costly and time consuming, and we or our collaborators may not be able to obtain these clearances or approvals on a timely basis, if at all. In general, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”), or is the subject of an approved Premarket Approval (“PMA”), unless the device is specifically exempt from those requirements. For instance, we expect that the OncoSignature® test we are co-developing with Acrivon will require pre-market approval by the FDA prior to commercialization. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to a legally marketed predicate device, which can include pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is novel, it is automatically classified into Class III, and the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek classification of the device through the de novo classification process. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for our intended use.

If any of our products are subject to medical device regulation, we would be subject to a substantial number of additional requirements for medical devices, including establishment registration, device listing, quality system regulations — which cover the design, testing, production, control, quality assurance, labeling, packaging, servicing, sterilization (if required), and storage and shipping of medical devices (among other activities) — product labeling, advertising, recordkeeping, post-market surveillance, post-approval studies, adverse event reporting, and correction and removal (recall) regulations. One or more of the products we may develop using our technology may also require clinical trials in order to generate the data required for a PMA, de novo classification request or 510(k) premarket notification. Further, if we sell devices for diagnostic purposes, we may in turn be subject to additional healthcare regulation and enforcement by the applicable government agencies. Such laws and regulations include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security and transparency and reporting requirements for payments and transfers of value to physicians and certain other healthcare professionals. Complying with these requirements may be time- consuming and expensive. We may be required to expend significant resources to ensure ongoing compliance with the FDA and other healthcare regulations. Failure to comply with these requirements may subject us to a range of enforcement actions, such as warning letters, injunctions, civil monetary penalties, criminal prosecution, recall and/or seizure of products, and revocation of marketing authorization, as well as significant adverse publicity. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for IVD products, such products may not be able to be launched or successfully commercialized in a timely manner, or at all.

LDTs are tests that are offered as services by Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified high complexity clinical laboratories and designed, manufactured and used within a single laboratory. In July 2022, we launched an LDT to quantitatively measure p-Tau 181 in plasma as an aid in diagnostic evaluation of Alzheimer’s disease, and in January 2023, we launched an LDT to quantitatively measure neurofilament light chain (“NfL”) in serum as an aid in the evaluation of individuals for possible neurodegenerative conditions or other causes of neuronal or central nervous system damage.

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

If we do not comply with governmental regulations applicable to our CLIA-certified laboratory, we may not be able to continue our laboratory operations or continue offering our LDTs.

CLIA is a federal law that regulates clinical laboratories that perform examination of human specimens for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of health of, human beings. The operation of our CLIA-certified laboratory is subject to regulation by numerous federal, state and local governmental authorities in the United States. This laboratory holds a CLIA certificate of compliance for high- complexity testing and is licensed by California, Maryland, Massachusetts, New York, Pennsylvania and Rhode Island. We may seek to obtain other state licenses if required in the future. Failure to comply with federal or state regulations or changes in those regulatory requirements could result in a substantial curtailment or even prohibition of the operations of our laboratory and could have an adverse effect on our business. To maintain CLIA certification, laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make unannounced inspections of these laboratories. If we were to lose our CLIA certification or any required state licenses, whether as a result of a revocation, suspension or limitation, we could have a material adverse effect on our business.

We expect to rely on third parties in conducting any required future studies of diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct clinical trials or other studies that may be required to obtain FDA and other regulatory clearance or approval for future diagnostic products. Accordingly, we expect that we would rely on third parties, such as clinical investigators, CROs, consultants, and collaborators to conduct such studies if needed. For example, we are currently working with the Alzheimer’s Drug Discovery Foundation and the Global Alzheimer’s Platform Foundation on prospective clinical trials for our neurological assays, and with our partner Acrivon to co-develop and clinically validate Acrivon’s OncoSignature® test. Our reliance on these third parties for clinical and other development activities would reduce our control over these activities. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised, we may not be able to obtain regulatory clearance or approval.

If diagnostic procedures that are enabled by our technology are subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, our business could be harmed.

The ability of us, our customers or our collaborators to commercialize diagnostic tests based on our technology, including LDTs and companion diagnostics that we have launched or may launch in the future, will depend in part on the extent to which coverage and reimbursement for these tests will be available from government health care programs, private health insurers and other third-party payors. In the United States, the principal decisions about reimbursement for new technologies are often made by the Center for Medicare & Medicaid Services (“CMS”). Private payors often follow CMS’s reimbursement policies to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement. However, a significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payments for particular products and procedures. We cannot be sure that coverage will be available for any diagnostic tests based on our technology, and, if coverage is available, the level of reimbursement. Payor coverage and reimbursement decisions may impact the demand for those tests. If coverage is not available or the reimbursement amount is inadequate, any tests for which marketing authorization is received may not be able to be successfully commercialized.

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

The secure processing, storage, maintenance, and transmission of critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, faulty password management, lapses in compliance with privacy and security mandates, or other disruptions. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, no security measure is infallible and there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions will not be successful or damaging. Our information technology systems may have vulnerabilities, and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks, such as ransomware attacks. Although we have experienced cybersecurity incidents from time to time that have not had a material adverse effect on our business, financial condition, or results of operations, there can be no assurance that a cyber-attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers, expose sensitive customer data, or give rise to monetary fines and other penalties, which could be significant.

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

In the ordinary course of our business, we collect, store, transfer, use or process sensitive data, including personally identifiable information of employees and others, and intellectual property and proprietary business information owned or controlled by us and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We depend heavily on intellectual property licensed from third parties, including our license agreements with Tufts University for our Simoa bead-based technology, Stanford University for our PhenoCycler product, and the University of Washington and Revvity (formerly Perkin Elmer, Inc.) for our PhenoImager product, and our licensors may not always act in our best interest. If such owners do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected.

We are heavily dependent on patents, know-how and proprietary technology licensed from others. For example, we are a party to an agreement with Tufts pursuant to which we in-license patents for our Simoa bead-based technology. We are also a party to license agreements with Stanford, pursuant to which we in-license key patents and patent applications for our proprietary PhenoCycler product, as well as possible future products and other technology used in our PhenoCycler product, and with the University of Washington and Revvity pursuant to which we have in-licensed important patents that protect key aspects of our current and future spatial biology technologies.

Our success will depend in part on the ability of our licensors to obtain, maintain, protect and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize our current or potential products and technology could suffer. In addition, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, defense and litigation of patents and patent applications that we license from other third parties. For example, in our agreement with Revvity, we do not maintain control over the prosecution and maintenance of the licensed patents. We thus cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. If our licensors fail to maintain such patents or patent applications, determine not to pursue litigation against other companies that are infringing these patents, pursue litigation less aggressively than we would, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any current or future product or potential products that are the subject of such licensed rights and our right to exclude third parties from commercializing competing products could be adversely affected. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, certain of our licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. In addition, the intellectual property portfolio licensed to us by our licensors, including certain intellectual property licensed by Stanford, at least in some respects, may be used by such licensors. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

Our rights to develop and commercialize our products and technologies are subject, in part, to the terms and conditions of licenses granted to us by others.

We have in-licensed certain intellectual property rights from third parties, including Tufts, with respect to our Simoa bead-based technology, Stanford and the University of Washington, with respect to our PhenoCycler platform, and Revvity, Cambridge Research and VisEn Medical Inc. with respect to our PhenoImager platform, and we may license intellectual property rights from others in the future. See “Business — Licenses” for more information regarding such agreements. If, for any reason, our license agreements are terminated or we otherwise lose the rights associated with such licenses, it could adversely affect our business. Our current and any future license agreements may impose various development, commercialization, funding, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us, as well as milestone, royalty, annual maintenance and other payment obligations. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, or if, in spite of our efforts, a collaborator or licensor concludes that we have materially breached our obligations under such agreement, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and commercialize products that are covered by the licensed technology or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor or other third-party to gain access to the licensed technology.

Licensing of intellectual property is of high importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•our compliance with reporting and financial obligations under our license agreements;

•whether and the extent to which our products and technologies infringe on, misappropriate or otherwise violate intellectual property of the licensor that is not subject to the license agreement;

•our right to sublicense the applicable intellectual or proprietary rights to third parties;

•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products and technologies, and what activities satisfy those diligence obligations;
•our right to transfer or assign the license;

•the inventorship and/or ownership of patents, inventions, know-how and other intellectual property and proprietary rights resulting from activities performed by our licensors, us and our partners; and

•the priority of invention of patented technology.

These agreements may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the affected product or potential products. In addition, certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, we may find it necessary or prudent to acquire or obtain licenses from third-party intellectual property holders. However, we may be unable to acquire or secure such licenses to any intellectual property rights from third parties that we identify as necessary for our products or any future products we may develop. The acquisition or licensing of third- party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third-party intellectual property rights that we may consider attractive or necessary. Our competitors may have a competitive advantage over us due to their size, capital resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to acquire or license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we or any of our partners are sued for infringing intellectual property rights of third parties, the resulting litigation would be costly and time-consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our success depends on our ability to develop, manufacture, market and sell our products and perform our services without infringing upon the proprietary rights of third parties. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors have claimed, and may claim in the future, that our products and/or services infringe their intellectual property rights and have suggested, and may suggest in the future, that we enter into license agreements. We believe any such claims made to date are without merit. However, even if such claims are without merit, they could divert the attention of our management and technical personnel and we could incur substantial costs in defending against or settling such claims. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse impact on our ability to conduct our business and our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer one or more products or services and could result in a substantial award of damages against us. In addition, since we sometimes indemnify customers, collaborators or licensees, we may have additional liability in connection with any infringement or alleged infringement of third party intellectual property.

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

•or defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

We use third-party software that may be difficult to replace or may cause errors or failures of our products that could lead to lost customers or harm to our reputation. Additionally, our use of “open source” software could adversely affect our ability to offer our products and technologies and subject us to possible litigation.

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

Additionally, we use open source software in connection with our products and technologies. Companies that incorporate open source software into their technologies have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our internally developed source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software which, thus, may contain security vulnerabilities or infringing or broken code. Any requirement to publicly disclose our internally developed source code or pay damages for breach of contract could have a material adverse effect on our business.

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

•disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; commencement of, or our involvement in, litigation;

•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•conditions in our markets;

•manufacturing disputes or delays, product defects or material product quality control issues;

•any future sales of our common stock or other securities; any change to the composition of our board or key personnel;

•general economic conditions and slow or negative growth of our markets;

•a material cybersecurity incident;

•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•announcement or expectation of additional debt or equity financing efforts; and

•other factors described in this Risk Factors section of this Quarterly Report on Form 10-Q or in our other reports filed with the SEC.

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

Our restated certificate of incorporation, restated by-laws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the our board. Our corporate governance documents include provisions: authorizing our board to issue up to 5,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board may determine; specifying that special meetings of our stockholders can be called only by our board and that our stockholders may not act by written consent; establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board; providing that directors may be removed only for cause; providing that our board may create new directorships and that vacancies on the board may be filled only by a majority of directors then in office, even though less than a quorum; and providing that our board may amend our bylaws without approval of our stockholders. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents certain stockholders holding 15% or more of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation, our bylaws or the DGCL that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1*	Amended and Restated Agreement and Plan of Merger, dated April 28, 2025, by and among the Registrant, Wellfleet Merger Sub, Inc., and Akoya Biosciences, Inc.		8-K	04/29/2025	001-38319

3.1	Amended and Restated Certificate of Incorporation.		8-K	10/02/2025	001-38319

3.2	Restated Bylaws.		8-K	10/02/2025	001-38319

10.1+	Akoya Biosciences, Inc. 2021 Equity Incentive Plan and form of stock option agreement thereunder		S-1/A	04/12/2021	333-254760

10.2+	Akoya Biosciences, Inc. Form of Indemnification Agreement		8-K	12/13/2024	001-40344

10.3*	Exclusivity (Equity) Agreement, dated November 17, 2015, by and between Akoya Biosciences, Inc. and The Board of Trustees of the Leland Stanford Junior University		S-1	03/26/2021	333-254760

10.4*	Amendment No. 1 to the License Agreement, dated November 18, 2016, by and between Akoya Biosciences, Inc. and the Board of Trustees of the Leland Stanford junior University		S-1	03/26/2021	333-254760

10.5*	License and Royalty Agreement, dated September 28, 2028, by and among Akoya Biosciences, Inc., PerkinElmer Health Services, Inc., Cambridge Research and Instrumentation, Inc., and VisEn Medical Inc.		S-1	03/26/2021	333-254760

10.6*	Exclusive Patent License Agreement, dated June 26, 2018, by and between Akoya Biosciences, Inc. and the University of Washington		S-1	03/26/2021	333-254760

10.7	Cooperation Agreement, by and between Quanterix Corporation, Kent Lake PR LLC and Kent Lake Partners LP, dated August 4, 2025		8-K	8/4/2025	001-38319

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

QUANTERIX CORPORATION

Dated: November 10, 2025	By:	/s/ Masoud Toloue, Ph.D.
Masoud Toloue, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Dated: November 10, 2025	By:	/s/ Vandana Sriram
Vandana Sriram
Chief Financial Officer
(principal financial officer and principal accounting officer)