Form 10-K
period 2025-12-31
Quanterix Corp
filed 2026-03-02
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Market on such date, was approximately $239 million.
As of February 24, 2026, the registrant had 46,939,975 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2026 Annual Stockholders’ Meeting, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the anticipated benefits and synergies from our acquisitions of Akoya Biosciences, Inc. ("Akoya") and Emission, Inc. ("Emission");

•the commercialization and adoption of our existing products and services and the success of our new product and service offerings, such as, for example, our LucentAD Complete multiplex test in the area of Alzheimer's disease diagnostics;
•our future financial performance and estimates regarding expenses, future revenues, capital requirements, and our needs for additional financing;
•the ability of our Simoa and Spatial Biology technology to improve existing diagnostics and to enable the development of new diagnostic tests and tools;
•the potential of our Simoa and Spatial Biology technology in the field of screening/diagnostic tests linked to therapeutic drugs and adoption by healthcare professionals;
•our ability to successfully penetrate the diagnostics market;
•our ability to retain and expand our customer base and achieve sufficient market acceptance of our products;
•the anticipated timing for launch of, and features of, our next-generation instruments to upgrade our existing platforms;
•the ability of our contract manufacturers and suppliers to reliably and consistently manufacture and supply our instruments;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures; and

•the impact of changes in U.S. government policies, including impacts of tariffs and reductions in federal research funding.
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
Readers should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this
ii

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
This Annual Report on Form 10-K includes statistical ,industry, and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Such data involves a number of assumptions and limitations and contains projections, and estimates of the future performance of the markets in which we operate and intend to operate that are subject to a high degree of uncertainty. We caution not to give undue weight to such projections, assumptions, and estimates.
Service Marks, Trademarks, and Trade Names
“Quanterix,” “Simoa,” “Simoa HD-X,” “Simoa ONE,” “SR-X,” “SP-X”, “HD-X”, “LucentAD,” “Lucent Diagnostics,” “Akoya,” “PhenoCycler,” “PhenoImager,” “PhenoCode,” and our logo are our trademarks. All other service marks, trademarks, and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies.
iii

PART I
ITEM 1. BUSINESS
Overview
We are a life sciences company transforming healthcare innovation by accelerating biomarker breakthroughs from discovery to diagnostics using our ultra-sensitive translational research and spatial biology instruments, consumables, and services. We continue to invest in pushing a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our combined platforms have achieved significant commercial adoption with an installed base of over 2,500 instruments and scientific validation with citations in more than 6,200 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology, immunology, and inflammation.
Our proprietary digital “Simoa” detection technology enables customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. Multi-plexing biomarker analysis in tissue samples with our “Spatial Biology” platforms enables scientists to understand the localized interactions occurring on the cellular level. We believe our combination of technologies will enable scientists to help drive diagnostic innovation in the evolving healthcare landscape with data across the tissue to fluid continuum. Currently, the ability of our Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear.
We sell our proprietary instruments and related consumables worldwide to research laboratories, contract research organizations ("CROs"), academic institutions, and bio-pharmaceutical companies. In addition, we provide contract research services and clinical laboratory testing services, including four Laboratory Developed Tests ("LDTs"), using our proprietary technology and platforms through our Accelerator Laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), located in Bedford, Massachusetts (the "Accelerator Laboratory").
Recent Developments
Recent Board of Directors and Management Transitions
In the second half of 2025, four new directors joined our board of directors and four previous members of our board of directors departed, including Dr. David Walt, our founding scientist. Additionally, in January 2026 Dr. Masoud Toloue left the company, and Everett Cunningham became our Chief Executive Officer and joined our board of directors. The selection process for these new board members and our CEO reflects a deliberate enhancement of technology, commercial, spatial, and diagnostics expertise across our leadership and board of directors.
Acquisition of Akoya Biosciences, Inc.
On July 8, 2025, we acquired Akoya Biosciences, Inc. ("Akoya"), a life sciences technology company based in Marlborough, Massachusetts delivering spatial biology solutions through the power of spatial phenotyping. Spatial phenotyping refers to a rapidly evolving technology that enables scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Akoya commercializes proprietary instrument platforms, reagents, software, and services that offer end-to-end solutions to perform tissue analysis and spatial phenotyping from discovery through translational and clinical research and diagnostics.
Acquisition of Emission, Inc.
On January 8, 2025, we acquired Emission, Inc. ("Emission"), a life sciences manufacturing company based in Georgetown, Texas. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads its proprietary beads. The transaction secured the use of Emission’s highly controlled beads in our next generation platforms and expansion into a new multi-plex segment targeting third-party original equipment manufacturer customers.

For further information about the Akoya and Emission acquisitions, refer to Note 3 - Acquisitions in the Notes to Consolidated Financial Statements for the year ended December 31, 2025 included in the section titled, "Part II, Item 8. Financial Statements and Supplemental Data" of this Annual Report on Form 10-K.
FDA 510(k) Submission for a Multi-Analyte Algorithmic Blood Test for Alzheimer’s Disease Detection
On January 31, 2026, we submitted a 510(k) premarket notification to the U.S. Food and Drug Administration ("FDA") for our multi-analyte algorithmic blood test for Alzheimer’s disease ("AD").
This submission represents a significant milestone in the Company’s mission to provide superior, non-invasive, high-performance diagnostic tools to aid in the evaluation of patients with cognitive symptoms for possible Alzheimer’s disease. Our multi-analyte test previously received Breakthrough Device Designation from the FDA, a program intended to accelerate the development and review of devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases. Our test, if cleared by the FDA, is intended to aid in identifying whether patients with cognitive symptoms are likely to have amyloid brain plaques—a hallmark of Alzheimer’s disease —providing diagnostic clarity through a non-invasive blood test.
LucentAD Complete Medicare Pricing
In November 2025, the Centers for Medicare & Medicaid Services ("CMS") approved a reimbursement rate of $897 for our LucentAD Complete multiplex test. This milestone provides a nationally recognized reference price, an important step for coverage decisions with payers, enables broader access. and supports efforts to bring this multiplex diagnostic solution to hospitals and laboratories across the country. In addition, based on available data, we believe LucentAD Complete has the potential to obtain a Local Coverage Determination, which would support more consistent reimbursement of claims.
Cooperation Agreement with Kent Lake Partners
As previously disclosed, on August 4, 2025, we entered into a Cooperation Agreement (the "Cooperation Agreement") with Kent Lake PR LLC, the general partner of Kent Lake Partners LP (together, "Kent Lake"), pursuant to which we agreed to retain an executive search firm to identify a potential candidate to be appointed to our board of directors (the "Board"). We also agreed to cooperate with Kent Lake to select an individual from the executive search firm’s list of six candidates and to appoint such person as a Class I director by December 1, 2025. On November 20, 2025, the Board appointed two new directors, including one new Class I director.
Also pursuant to the Cooperation Agreement, we sought and obtained stockholder approval at our 2025 annual meeting of stockholders of an amendment to our Amended and Restated Certificate of Incorporation that declassified the Board, and we amended our bylaws to adopt a majority voting standard for uncontested director elections, with a plurality voting standard for contested director elections.
In the Cooperation Agreement, Kent Lake agreed to abide by certain voting commitments, customary standstill obligations and mutual non-disparagement, and no litigation provisions until the date that is thirty days prior to the nomination deadline under the bylaws for the nomination of director candidates for election to the Board at the 2027 annual meeting of stockholders, unless the Cooperation Agreement is earlier terminated in accordance with its terms.
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
Enzyme-linked immunosorbent assay ("ELISA") technology has been the most widely used method of sensitive detection of proteins for more than 50 years. In simple terms, ELISA involves using a plate coated with an antibody that binds to the target molecule. If the target is present in the sample, it attaches to the plate via the antibody. Then, a second molecule, often an enzyme-linked antibody, is added, binding to the target. The enzyme produces a detectable signal (like fluorescence or a color change) when a specific substrate is added, indicating the presence and quantity of the target molecule in the sample. Although ELISA is widely used in medical diagnostics and research, it has very significant limitations, including limited sensitivity and narrow dynamic range (i.e., the range of concentration of proteins being detected). Efforts to increase the sensitivity of conventional ELISA have had limited success due to procedural complexity and length.
Immunohistochemistry ("IHC") is the traditional technique used for detecting and localizing antibody protein markers in tissue samples. This microscopy application allows clinicians and scientists to visualize target antigens within tissue slides helping to understand their location and distribution to help diagnose cancer or tumor types. The application generates fluorescent signals through the use of antibodies linked to a fluorophore or secondary antibody carrying a detectable enzyme or dye. Our Spatial Biology platforms have advanced this concept to a highly multiplexed capability enabling a 2D/3D functional view of tissue and biomarkers. Detecting multiple biomarkers with this technology now enables significantly more detail to be extracted from the same tissue sample for better precision and understanding in the tissue microenvironment.
Spatial proteomics and fluid-based biomarker analysis both continue to evolve and expand their use case from core research markets to clinical applications. Quanterix believes that the combination of insights gained from the use of our instrumentation will drive innovation and application expansion supporting clinical decision making into the future.
Our Technologies
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

HD-X

Our HD-X is our flagship instrument that empowers biomarker research and accelerates drug development. It is a fully automated immunoassay platform with multiplexing and custom assay capability designed to deliver significant productivity and operational efficiency improvements, as well as greater user flexibility. The HD-X is based on our bead-based technology, and assays run on the HD-X are fully automated.

SR-X
Our SR-X instrument is a compact benchtop instrument with a lower price point, more flexible assay preparation, and a wider range of applications. The SR-X utilizes the same Simoa bead-based technology and assay kits as the HD-X. In contrast to the fully automated workflow of the HD-X, the assay incubation and washing steps for the SR-X are performed outside of the instrument using conventional liquid handling methods. The offline sample prep provides additional flexibility to enable researchers to apply Simoa detection in an expanded range of applications.

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

SP-X
Our SP-X uses Simoa planar array technology for multiplex chemiluminescent immunoassay measurement with sensitivity similar to that found in our Simoa bead-based platforms.
Simoa Assays and Consumables
Recurring revenue is derived through the sale of consumables used to run assays on our instruments and from our growing menu of Simoa digital biomarker assays. The current menu of approximately 65 analyte-specific single-plex and multi-plex assay kits for our bead-based instruments includes assays for biomarkers in the areas of neurology, infectious disease, immunology and oncology for both human and mouse samples. The current menu of assay kits for the planar array instrument includes approximately 45 biomarkers ranging from 1-10 analytes per assay in the areas of immunology, and oncology research.
In addition to the assays we have developed, the Simoa platforms allow ease and flexibility in assay design, enabling our customers to develop their own proprietary in-house assays, which we refer to as "homebrew" assays, using our homebrew assay kits. These kits include all components required for customers to run tests using their own antibodies. Our consumables portfolio for our bead-based platform also includes our proprietary Simoa disks that are unique to our bead-based platform, as well as cuvettes and disposable tips.
Spatial Technology
Our Spatial Biology solutions measure protein expression and cellular phenotypes within intact tissue while preserving spatial context and tissue architecture. By enabling the simultaneous detection of multiple biomarkers at single-cell resolution across whole tissue sections, our platforms provide quantitative insights into cellular composition, organization, and interactions within complex biological systems.
Conventional genomic and proteomic techniques, including next-generation sequencing ("NGS"), single-cell analysis, flow cytometry, and mass spectrometry, generate valuable molecular data but generally require tissue dissociation or destruction. As a result, these methods do not preserve spatial relationships between cells or localized biomarker expression within the native tissue environment. Traditional histological and non-destructive tissue analysis methods preserve tissue structure but are typically limited to measuring a small number of biomarkers per sample and often rely on qualitative interpretation by trained pathologists.
Our Spatial Biology platforms are designed to address these limitations by enabling end-to-end spatial phenotyping, allowing researchers to quantitatively analyze large numbers of protein biomarkers and cell types across intact tissue sections at single-cell resolution. The resulting data generate high-dimensional, spatially resolved maps that characterize tissue architecture, cellular heterogeneity, and biomarker co-localization, supporting the study of tissue dynamics and cell–cell interactions.
Our Spatial Biology technology platform integrates proprietary imaging hardware, scalable multiplexing enabled by barcoded antibody chemistry and classic Opal™ chemistry, and curated biomarker panels designed for standardized implementation. Together, these components support reproducible, whole-slide imaging and the generation of structured, computationally analyzable datasets.

We believe our platform capabilities support applications across the research continuum, from exploratory and discovery-stage research through translational and clinical research settings. These capabilities are intended to enable customers to advance the understanding of human biology, disease mechanisms, and therapeutic response, and to support the progression of spatial biology insights into downstream research and clinical workflows.
Spatial Biology Instruments

PhenoCycler & PhenoImager Fusion

Our PhenoCycler and PhenoImager Fusion instrument modules operate in a coordinated manner and provide the customer with a complete system for performing high-quality, high-plex tissue biomarker measurements.

Our PhenoCycler employs a barcoded antibody-based chemistry designed to enable highly multiplexed protein detection through cyclic signal readout rather than sequential antibody staining. In this workflow, all antibodies in a panel are applied to the tissue simultaneously in a single staining step. Each antibody is conjugated to a unique oligonucleotide barcode that serves as a molecular identifier for its target protein.

Following antibody binding, signal detection is achieved through iterative cycles of oligonucleotide hybridization and dehybridization. In each cycle, a defined set of fluorescently labeled reporter oligonucleotides—each complementary (antisense) to a subset of the antibody barcodes—are introduced together with a nuclear counterstain. Each cycle enables detection of multiple protein targets through reporter hybridization, while the nuclear stain provides consistent spatial reference across cycles.

After reporter hybridization, the tissue is imaged using the PhenoImager Fusion to capture spatially resolved signal from the bound reporters. The reporter oligonucleotides are then removed through controlled dehybridization, enabling subsequent cycles of reporter hybridization and imaging on the same tissue section. This process allows repeated signal acquisition without repeated antibody staining or tissue stripping.

This cyclic hybridization, imaging, and dehybridization approach enables multiplexed detection of protein biomarkers while preserving tissue integrity and spatial context. The cycling steps are automated through the PhenoCycler fluidics system and are designed to operate in conjunction with the PhenoImager Fusion imaging platform, which performs whole-slide imaging following each reporter hybridization cycle.

PhenoImager HT

Our PhenoImager HT is a whole-slide imaging platform designed to support multiplexed tissue imaging using single-round staining and imaging workflows. The system enables one-shot detection of multiple protein biomarkers within a single imaging acquisition, typically supporting low- to mid-plex immunofluorescence and brightfield assays while preserving tissue morphology and spatial context.

PhenoImager HT is designed to image formalin-fixed paraffin-embedded ("FFPE") and fresh frozen tissue sections and tissue microarrays. The platform supports both fluorescence and chromogenic detection methods and is compatible with established IHC and immunofluorescence workflows commonly used in translational research and clinical laboratory environments.

Unlike cyclic imaging approaches, PhenoImager HT performs multiplexed imaging in a single imaging step, enabling streamlined workflows and reduced assay complexity. This one-shot imaging approach is intended to support applications where moderate levels of multiplexing are sufficient and where workflow simplicity, reproducibility, and compatibility with existing laboratory practices are important considerations.

Image data generated by PhenoImager HT are processed into our proprietary QPTIFF file format, as well as additional standard image formats, to support downstream analysis using our software solutions and third-party image analysis platforms. The system is commonly used in translational research, biomarker validation, and LDT workflows, and has historically supported applications bridging discovery research and clinical investigation.

Spatial Biology Assays
Our Spatial Biology assays are based primarily on proprietary barcoding chemistry designed to support multiplexed protein detection in spatial biology applications. This chemistry utilizes barcoded antibodies in combination with cyclic signal detection workflows, enabling multiplexed analysis of protein expression while preserving tissue architecture and spatial context. These assays are designed for use across our Spatial Biology platforms, including PhenoCycler, PhenoImager Fusion, and PhenoImager HT, depending on the assay format and level of multiplexing required.
We offer a portfolio of ready-to-use, preconfigured antibody panels under our PhenoCode brand. For the PhenoCycler platform, these include curated discovery panels designed for high-plex spatial phenotyping applications, such as the PhenoCode IO60 panel, Mouse IO panel, Human Neuro panel, and Mouse Neuro panel. These panels are designed to support standardized implementation of multiplexed spatial assays and are intended to reduce assay development complexity for customers.
For our PhenoImager platforms, we offer PhenoCode Signature Panels, which are designed for single-round, low- to mid-plex imaging workflows. These panels are intended to support translational research, biomarker validation, and clinical research workflows where streamlined assay execution and reproducibility are important considerations.
In addition to ready-to-use panels, we sell a broad range of reagents on an à la carte basis, including barcoded antibodies, reporters, buffers, and ancillary reagents. These offerings allow customers to design and optimize custom panels and workflows tailored to specific research objectives and experimental requirements. This modular reagent approach is intended to support flexibility across discovery, translational, and applied research use cases.

We also support Opal ‘classic’ chemistry, an immunofluorescence method based on unconjugated primary antibodies, secondary antibodies conjugated to polymer HRP, and a suite of TSA-conjugated fluorophores. Opal chemistry protocols for multiplexed measurements can be automated on industry-standard autostainers. The signal amplification provides enhanced sensitivity. Opal chemistry is compatible with standalone PhenoImager Fusion and PhenoImager HT systems. This chemistry is commonly used in established immunohistochemistry and immunofluorescence workflows and provides continuity for customers with existing assay investments.
Services
Through our CLIA-certified Accelerator Laboratory, we provide research customers contract research services and we provide medical providers clinical laboratory testing services. The Accelerator Laboratory supports multiple projects and services, including:
•Research and Clinical Trial Testing: Utilizing either our commercially available reagent kits, or customer specific custom assays, our Accelerator Laboratory provides customers access to our Simoa and Spatial Biology platforms by running studies ranging from thousands of specimens to small de novo experiments with just a few samples. Partnering with clients to address critical needs on sample volume, custom assay development, and unique study designs, we support a broad range of programs from large scale clinical trial data generation to research focused cohorts supporting discovery, validation, and clinical testing of predictive biomarkers in translational research and enabling patient stratification and selection in clinical studies.
•Lucent Diagnostics: In July 2023, we launched Lucent Diagnostics, a suite of clinical laboratory testing services for neurology healthcare providers, initially focused on Alzheimer’s disease. To support a streamlined provider workflow, Lucent Diagnostics includes a web portal where healthcare providers can order sample collection materials, order a test, track the status of a test, and retrieve the test report. The process for testing involves a healthcare provider drawing a blood sample from an individual and shipping the sample to our Accelerator Laboratory to analyze the sample and communicate the result back to the provider. Healthcare providers can currently order the following tests through Lucent Diagnostics:
1.LucentAD p-Tau 181: an LDT to quantitatively measure p-Tau 181 in plasma as an aid in diagnosis of Alzheimer’s disease.
2.Simoa NfL LDT: an LDT to quantitatively measure neurofilament light chain ("NfL") in serum as an aid in the evaluation of individuals for possible neurodegenerative conditions or other causes of neuronal or central nervous system damage.
3.LucentAD p-Tau 217: an LDT to quantitatively measure p-Tau 217 in plasma to aid in diagnosis of Alzheimer’s disease.
4.LucentAD Complete: a multi-marker (p-Tau 217, amyloid β 42 ("Aβ42"), amyloid β 40 ("Aβ40"), NfL, and glial fibrillary acidic protein ("GFAP")) algorithmic LDT for high accuracy plasma detection of amyloid pathology to aid in diagnostic evaluation of patients with cognitive issues who may have Alzheimer’s disease. By using a proprietary algorithm to score five Alzheimer's disease-related biomarkers, LucentAD Complete provides significantly better amyloid classification compared to single-marker tests alone and has lowered the intermediate zone of a single-marker test from approximately 30% to 10%, while maintaining high sensitivity, specificity, and accuracy.
Extended Warranty and Service Contracts
We also generate revenues through extended-warranty and service contracts for our installed base of instruments.

Our Strategy
Our commercial strategy is based on three core growth vectors: (i) Grow menu; (ii) Expand into adjacencies; and (iii) Translate into diagnostics. Our plans to achieve this GET strategy include:
•Growing through rapid internal menu expansion. In 2024 and 2025, we launched 20 and 11 new Simoa assays, respectively that were developed using improved protocols, manufacturing efficiencies, and reagent improvements to provide more consistent results and improved lot-to-lot consistency. In 2025, we also launched two Spatial Biology panels. We expect that the expansion of our assay menu to increase average consumable pull-through as additional assays become available for use on our existing installed base.
•Continuing to grow our leadership position in the measurement of neuro-based biomarkers. We intend to leverage the growing importance of neurological biomarkers to advance the development of therapeutics and diagnostics for neurodegenerative conditions, including Alzheimer’s disease. The importance of neurological biomarkers, such as NfL, p-Tau 181, p-Tau 217 and GFAP, has increased significantly in recent years, and our ultra-sensitive Simoa platforms have allowed research of neurological disorders, previously limited primarily to cerebrospinal fluid ("CSF"), to expand significantly.
•Expanding further into indications beyond neurology. The ability of our Simoa technology to detect and quantify low abundance proteins with exquisite sensitivity is a distinct advantage in detecting disease earlier in other indications, in particular oncology and immunology. There are over 1020 scientific publications that reference Simoa technologies in non-neurology indications. We expect to expand our Simoa product offerings into adjacencies through internal research and development investment. The acquisition of Akoya establishes us in the spatial biology market with applications across research and clinical trial settings. The acquisition diversifies our revenues by disease type, shifting from over 90% neurology to a diversified mix of approximately 60% neurology and 40% oncology. Furthermore, we believe researchers will be able to combine the capabilities of our multiplexed biomarker detection in tissue with our ultra-sensitive biomarker detection in blood to achieve new discoveries about disease onset and progression in oncology and immunology.
•Expanding our presence in diagnostics. Our ultra-sensitive Simoa platforms have enabled the development of a new category of less-invasive diagnostic tests that could replace current invasive, expensive, and inconvenient diagnostic methods, including spinal tap and diagnostic imaging. We currently offer four neurological LDTs through our Accelerator Laboratory.
•Helping to build the global infrastructure for Alzheimer’s disease testing and diagnosis. There are over 55 million people living with Alzheimer’s disease, a number that is expected to double by 2050. We believe our ultrasensitive technology can enable earlier detection. We are helping to build the global infrastructure for Alzheimer’s testing in two ways. First, we are enabling partners by providing Simoa technology to a number of the top prescribing hospital networks and reference labs globally. We entered into 13 of these partnerships in 2025 bringing the total number of partners at the end of 2025 to 25 and intend to continue to grow this network in 2026. Second, through Lucent Diagnostics, we are offering best-in-class diagnostic testing through our LucentAD Complete test, which was launched in November 2024.
Our Key Focus Areas
We have focused the application of our technologies on areas of high growth and high unmet need and where existing platforms have significant shortcomings that our technology addresses, including neurology, oncology, and immunology.
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
Our Spatial Biology platforms enable high-plex, single-cell protein analysis directly within intact brain tissue, making them highly relevant to neurology research and neurodegenerative disease markets. Neurological disorders such as Alzheimer’s disease, Parkinson’s disease, multiple sclerosis, and amyotrophic lateral sclerosis ("ALS") are driven by complex cellular interactions—including neurons, glia, immune cells, and vascular components—that cannot be fully understood through bulk or dissociated assays. Our Spatial Biology technologies allow researchers to localize and quantify dozens of protein biomarkers simultaneously while preserving anatomical context, supporting the identification of disease-associated cell states, pathogenic microenvironments, and therapeutic targets. This capability is increasingly important as pharmaceutical and academic groups prioritize biomarker-driven drug development, patient stratification, and translational research in neurology, positioning spatial biology as a foundational tool in a large, growing, and underserved research and clinical development market.
Developments on the Alzheimer’s Disease Landscape
According to the Alzheimer’s Association, there are over 7 million individuals living with Alzheimer’s disease and other dementias in the United States, and that figure is expected to double by 2060. The FDA's approval of Leqembi and Kisunla as disease-modifying treatments for Alzheimer’s disease has underscored an urgent need for non-invasive, widely available blood tests to facilitate diagnosis in the early stages of the disease to identify patients for treatment when therapeutic intervention is most likely to provide clinical benefit. Established biomarker-based approaches to diagnostic workup for Alzheimer’s include positron emission tomography ("PET") imaging and CSF biomarkers for amyloid and phosphorylated tau, both of which are invasive, expensive, and may not be widely available. Recently two blood tests for assessing the risk of brain amyloid pathology associated with Alzheimer’s disease in individuals with early signs of cognitive impairment were cleared by the FDA. This is an important milestone demonstrating support by regulatory authorities for the use of high quality blood tests as part of Alzheimer’s diagnostic workflows. Assessing the effectiveness of an anti-amyloid Alzheimer’s therapy by testing for amyloid plaque reduction over the course of treatment with serial testing represents another potential opportunity for blood biomarker tests. The availability of a simple blood test for amyloid positivity has the potential to alleviate bottleneck and cost burdens and facilitate the accessibility of Alzheimer’s therapeutic intervention for patients. We believe our Simoa technology is well-suited to meet these critical needs.
Simoa Multi-Marker Algorithmic Test
Leveraging both the multiplexing and high sensitivity capability of Simoa, we have developed a multi-marker algorithmic test that combines five biomarkers (p-Tau 217, Aβ42, Aβ 40, NfL, and GFAP) and uses a proprietary algorithm for high accuracy plasma detection of amyloid pathology. Researchers have extensively studied these biomarkers to advance the understanding of how blood-based biomarkers reflect different aspects of Alzheimer’s pathology, to both further the basic knowledge of the disease pathophysiology, and to explore the potential of these biomarkers to predict disease state, severity, and progression. This work has resulted in a large body of published evidence that has advanced the understanding of the disease and facilitated drug development through the use of these biomarkers as exploratory indicators of drug target engagement. From a diagnostic test standpoint, a central concept has emerged: since these biomarkers reflect different aspects of Alzheimer’s pathology, combining their signals through logistic regression can enhance overall test accuracy. This information, together with clinical evaluations and cognitive testing, can help determine whether cognitive symptoms are the result of Alzheimer’s disease or another type of dementia.
We have partnered with the Alzheimer’s Drug Discovery Foundation to develop and clinically implement a multi-marker blood test to aid Alzheimer’s diagnosis and differential diagnosis of patients presenting with cognitive symptoms of uncertain origin. Validation data for the clinical performance of the test for amyloid detection was presented at the Clinical Trials on Alzheimer’s Disease annual meeting late 2024. The data across more than 1,000 patients showed that the test delivered best-in-class performance for amyloid detection accuracy as well as reduced uncertainty in borderline cases. We launched this multi-marker algorithmic test as an LDT in November 2024 under the brand name LucentAD Complete.

Additionally, in November 2025 CMS approved a reimbursement rate of $897 for this test. A version of this multi-analyte algorithmic blood test received Breakthrough Device designation by the FDA, and we submitted a 510(k) premarket notification to the FDA earlier this year.
Other Neurological Conditions
Our ultra-sensitive Simoa technology has also been instrumental in advancing research into other neurological conditions, such as multiple sclerosis and traumatic brain injury ("TBI"). Evidence of the potential clinical utility of NfL as a biomarker in multiple sclerosis has progressed rapidly, and Simoa’s role in that progression has been foundational. In April 2022, the FDA granted our Simoa NfL serum test Breakthrough Device designation as a prognostic aid in assessing the risk of disease activity in patients diagnosed with relapsing-remitting multiple sclerosis ("RRMS"). The test has shown promise to be used in conjunction with clinical, imaging and laboratory findings as an aid in identifying RRMS patients who are at lower or higher risk for relapse within four years. We believe this prognostic information could be clinically useful in tailoring the therapeutic approach to more effectively treat the disease.
Current methods of TBI diagnosis involve CT scans that fail to diagnose approximately 90% of mild TBI. Simoa technology has demonstrated the sensitivity to identify relevant neurological biomarkers, such as NfL, tau, GFAP, and ubiquitin C-terminal hydrolase L1 ("UCH-L1"), to more adequately aid in diagnosis of TBIs and overall brain health. Researchers in neurology have used Simoa technology to study biomarkers in the blood of athletes after concussion in many high-impact sports. Simoa can measure critical neural biomarkers in blood that correlate to repeated head trauma from both concussions and subconcussive events with poor patient outcomes, including the potential development of Chronic Traumatic Encephalopathy, which currently can only be diagnosed after death via a brain autopsy.
Additional assays for blood-based biomarkers with potential utility in Alzheimer’s research and diagnostics have either been launched or are in development. These include brain-derived Tau, p-Tau 231, p-Tau 212, sTREM2, and PSD95.
Oncology and Immunology
Our Spatial Biology platforms are highly relevant to oncology research due to their ability to resolve the tumor microenvironment at single-cell resolution while preserving tissue architecture. Cancer progression, immune evasion, and therapeutic response are driven by spatially organized interactions among tumor cells, immune infiltrates, stromal cells, and vasculature—features that are not captured by bulk or non-spatial assays. Our technologies enable simultaneous measurement of dozens of protein biomarkers within intact tumor tissue, supporting biomarker discovery, mechanism-of-action studies, and identification of predictive and pharmacodynamic markers for immuno-oncology and targeted therapies. As oncology drug development increasingly relies on biomarker-guided patient selection and translational insights linking tissue biology to clinical outcomes, spatial biology has become a critical enabling technology, underpinning demand from pharmaceutical companies, translational research centers, and clinical research laboratories in one of the largest and fastest-growing life sciences markets.
Cancer immunotherapy is a promising new area that is significantly affecting cancer remission rates. One challenge of immunotherapy approaches is that the elicited immune responses are not always predictable and can vary from person to person and protocol to protocol. There exists a significant need to develop biomarker tools to monitor these drugs and their effects. Circulating protein biomarkers (serum and plasma) have the potential to be used in the field of health-oncology to stratify patients, predict response, predict recurrence, reveal mechanism of action and monitor for adverse effects. One technical challenge facing the health-oncology drug development process has been the availability of immunoassays with sufficient sensitivity to measure immunomodulatory biomarkers directly in serum and plasma. We have developed a number of tumor biomarker and immune modulation assays (cytokines and chemokines) that can be used to monitor tumor proliferation and host immune response. In particular key immune regulatory cells (T-regs, dendritic cells, macrophages) secrete very low amounts of the protein Interferon gamma (“IFN-gamma”) and these levels cannot be reliably measured in serum and plasma using conventional, immunoassay technology, however they can be tracked with our Simoa IFN-gamma assay. Additionally, we have developed an ultra-sensitive assay for ubiquitin C-terminal hydrolase L1 ("IL-6"), which is one of the cytokines commonly measured for monitoring cytokine release syndrome as an adverse effect in immunotherapies. Several studies have shown that our ultrasensitive assays can be valuable tools for monitoring health-oncology drugs and protocols.

Inflammation
Inflammation underlies the response of the body to injury in a variety of diseases. Simoa assays can measure inflammatory and anti-inflammatory molecules in serum and plasma with unprecedented sensitivity. This has the potential to enable new discoveries into the role of inflammation in the biology of health and disease. Our Simoa technology measures low levels of inflammatory proteins, including cytokines and chemokines, that characterize a range of inflammatory diseases, including Crohn’s disease, asthma, rheumatoid arthritis, and neuro-inflammation. We believe the sensitivity of Simoa technology can provide a clearer picture of the underlying state of the immune response and disease progression.
Combining the ultra-sensitive capabilities of our Simoa technology with our Spatial Biology platform is highly relevant to inflammation research because inflammatory diseases are driven by localized, cell-to-cell signaling events that vary by tissue compartment and disease stage. Conditions such as autoimmune disorders, fibrosis, cardiovascular disease, and inflammatory bowel disease involve complex interactions among immune cells, parenchymal cells, and stromal elements that cannot be adequately characterized using bulk or non-spatial methods. Our Spatial technologies enable high-plex, single-cell protein analysis within intact tissue, allowing researchers to map inflammatory pathways, immune cell activation states, and spatial biomarkers associated with disease progression and therapeutic response.
Research and Development
We continue to seek to improve our technologies to enable more sensitive detection and measurement of biological molecules. This effort includes examining new assay formats to increase their performance. We intend to expand our assay menu to extend the scope of applications for our platforms to biomarkers of significant interest to the scientific community. Further, we are developing new instrumentation to update our current Simoa platforms, with a design that aims to ultimately have higher sensitivity and multiplexing. For example, in late 2025, we launched an early access program to our next generation instrument "Simoa ONE" to give key evaluators hands-on experience with the technology. We continue to gather feedback on this instrument to innovate its design and determine which features are most important.
Sales and Marketing
We distribute our instruments and consumables via direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional countries, including Australia, Brazil, China, Czech Republic, Cypress, India, Hong Kong, Israel, Japan, New Zealand, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, and UAE. In addition, we sell NfL antibodies and NfL ELISA kits produced by our Swedish subsidiary, UmanDiagnostics AB ("Uman"), directly and in conjunction with a distributor worldwide.
As of December 31, 2025, we had 151 employees in sales, sales support, and marketing, including technical field application scientists and field service personnel. This staff is primarily located in North America and Europe. We expect we will expand our sales, sales support, and marketing efforts in North America as it relates to the commercialization of our LucentAD Complete test. Additionally, we expect to continue to develop a comprehensive distribution and support network in China and other APAC region countries where significant new opportunities exist.
Manufacturing and Supply
We outsource the manufacturing of our Simoa bead-based instruments and Spatial Biology instruments to third-party manufacturers, and we manufacture our planar array instrument and all assay kits in our own facilities.
Instruments
Our HD-X instrument is supplied by STRATEC, based in Birkenfeld, Germany, and is manufactured and shipped from its Birkenfeld and Beringen, Switzerland facilities. Our SR-X instrument is supplied by Paramit, based in Morgan Hill, California, and is shipped to our global customers by Paramit. Our Spatial Biology instruments are manufactured by Columbia Tech, based in Westborough, Massachusetts. See the section titled "Key Agreements" for a description of our agreements with these manufacturers. Installation of, and training on, our instruments is provided by our employees where we conduct direct sales, and by distributors where sales are conducted through distributors.

We believe this manufacturing strategy is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer for the HD-X, SR-X, or Spatial Biology instruments, we could experience additional costs, delays and difficulties in doing so, and our business could be harmed.
Our SP-X instrument is manufactured, tested, shipped and supported by us from our Billerica, Massachusetts facility. All internal components are sourced domestically except one significant component that is sourced in Germany. These components are sourced from a limited number of suppliers, including certain single-source suppliers. Although we believe that alternatives would be available, it would take time to identify and validate replacement components, which could negatively affect our ability to supply SP-X instruments on a timely basis.
Consumables
We assemble our assay kits for our Simoa bead-based platforms and Spatial Biology platforms in our Billerica, Massachusetts facility. Our bead-based assays include all components required to run an enzyme-based immunoassay, such as beads, capture and detector reagents, enzyme reagents and enzyme substrate. Reagents for our assays are sourced from a limited number of suppliers, including certain single-source suppliers. Although we believe that alternatives would be available, it would take time to identify and validate replacement reagents for our assay kits, which could negatively affect our ability to supply assay kits on a timely basis.
Simoa disks for our bead-based platforms are supplied through a single source supplier pursuant to a long-term supply agreement with STRATEC Consumables GmbH, a subsidiary of STRATEC. We believe that this agreement provides for a sufficient notification period to allow for supply continuity and the identification and tech transfer to a new supplier in the event either party wishes to terminate the relationship. Our cuvettes for our bead-based platforms are single sourced through STRATEC, and the disposable tips used in our bead-based platforms are commercially available.
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
NfL antibodies and NfL ELISA Kits
The storage of Uman’s proprietary NfL antibody producing hybridomas, as well as the cultivation and purification of the antibodies, is outsourced to a contract manufacturer, and bulk material of purified antibodies is delivered to Uman’s site in Umeå, Sweden. Functional testing and verification of concentration are performed at Uman before the material is approved for use in production activities. The antibodies currently have a shelf life of 18 months and can be aliquoted and sold as single reagents or used for the production of Uman’s NfL ELISA kits.
All components in Uman’s NfL ELISA kits are manufactured in-house at Uman from starting materials sourced from suppliers that have been evaluated and approved. Uman has entered into supply agreements with critical suppliers. The kit components include buffers (sample diluents and wash solutions), ELISA 96-well plates coated with a capture antibody, detector antibodies, streptavidine conjugates, substrates (TMB) and stop reagents. The final ELISA kit products are subject to quality control procedures, which include testing of human CSF or human serum quality control samples to assure a high batch consistency. After testing and batch record review, the material is released to market. The current shelf-life of the kits is 18 months (NfL ELISA (CSF)) or 13 months (NfL Serum ELISA).
Key Agreements
Development Agreement and Supply Agreement with STRATEC
In August 2011, as amended in November 2016 and July 2025, we entered into a Strategic Development Services and Equity Participation Agreement with STRATEC, pursuant to which STRATEC undertook the development of the Simoa HD instrument. In September 2011, as amended in October 2013, we also entered into a Supply and Manufacturing Agreement with STRATEC (the "STRATEC Supply Agreement"), pursuant to which STRATEC agreed to supply HD instruments to us, and we agreed to procure those instruments exclusively from STRATEC, subject to STRATEC’s ability to supply the instruments. We are responsible for obtaining any regulatory approval necessary to sell the instruments. The instrument price stipulated in the STRATEC Supply Agreement was established based on certain specified assumptions and is subject to certain adjustments.
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
Paramit Manufacturing Services Agreement
In November 2016, we entered into a Manufacturing Services Agreement (the "Paramit Agreement") with Paramit to produce and test our SR-X instrument on an as-ordered basis. We also engaged Paramit to supply spare parts for the SR-X instrument. Paramit has no obligation to maintain inventory in excess of any open purchase orders or materials in excess of the amount Paramit reasonably determines will be consumed within 90 days or within the lead time of manufacturing our instrument, whichever is greater. We have an obligation to purchase any material or instruments deemed in excess pursuant to the Paramit Agreement. The price is determined according to a mutually agreed-upon pricing formula. The parties agreed to review the pricing methodology yearly or upon a material change in cost.
The Paramit Agreement is terminable by either party for convenience with written notice to the other party given at least nine months prior to the end of the then-current annual term. The agreement may also be terminated by us with three months’ notice to Paramit upon the occurrence of (i) a failure of Paramit to obtain any necessary governmental licenses, registrations or approvals required to manufacture our instrument or (ii) an assignment by Paramit of its rights or obligations under the agreement without our consent. The Paramit Agreement is terminable by Paramit with 30 days’ notice to us in the event of a material breach after written notice and a 60-day opportunity to cure the breach.
Columbia Tech Manufacturing Agreement
In July 2019, Akoya entered into a Manufacturing Agreement ("the CT Agreement") with Columbia Tech to manufacture its Spatial Biology instruments on an as-ordered basis. We are responsible for obtaining any regulatory approval necessary to sell the instruments. The instrument price is established by Columbia Tech and is subject to certain adjustments.
The CT Agreement is terminable by either party for convenience upon 90 days' notice to the other party. The CT Agreement may also be terminated by either party with 30 days' notice of an uncured material breach, or by us if Columbia Tech fails to deliver ordered products within 45 days of the delivery date.
Intellectual Property
Our success depends in part on our ability to obtain and maintain intellectual property protection for our products and technology.
We rely primarily on a combination of patent, copyright, trademark, and trade secret laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. Our patent strategy is to pursue broad protection for key technologies, supplemented by additional patent filings covering conceptual methods, specific aspects of current and proposed products, and forward-looking applications and technological developments, and licensing of certain patent families from third parties. We also engage in strategic analysis of our owned and licensed patent assets and pursue additional patent claims from our existing portfolio that may provide us with market and other competitive advantages. We do not rely heavily on trade secret protection but do maintain a certain amount of in-house know-how that is not disclosed publicly.
We provide products to customers, commercial, and academic collaborators pursuant to agreements with non-disclosure terms and other conditions that impose restrictions on use and disclosure. We further make use of contractual obligations that require our employees, consultants, and contractors with access to our proprietary information to execute non-disclosure, non-competition and assignment of intellectual property agreements to preserve our intellectual property rights. We generally control access to our proprietary and confidential information through the use of internal and external controls that are subject to periodic review.
Our Simoa patent strategy protects but is not limited to: fundamental methods for detecting single molecules independent of the specific analyte to be detected, embodiments of the core technology directed to the detection of specific analytes, novel instrumentation, consumables, and manufacturing processes used in applying the invention to certain commercial products or future product opportunities and specific uses of the core technology (e.g., biomarkers and diagnostics).
Our Spatial Biology patent strategy protects but is not limited to: spatial / tissue multiplexing technologies and spatial / tissue signal amplification technologies for both protein and nucleic acids; selective labeling, RNA sequence identification and error correction visualizing tissues and compartments within cells, image, and signal processing technologies including spectral unmixing, dynamic optical correction, machine classifiers, multiple-image registration, systems and methods for whole-slide imaging, automated adjustment of imaging systems, extraction of pure spectra from sample images, focus determination in imaging systems as well as specific biomarkers or combinations thereof for use in discovery and diagnostics.
Our patent strategy is both offensive and defensive in nature, seeking to protect not only technology we currently practice but also alternative, related embodiments.
As of December 31, 2025, our active patent portfolio (owned or exclusively licensed) included approximately 154 issued patents worldwide with an additional 102 applications pending. Our owned or exclusively licensed patents and patent applications, if issued, are expected to expire between 2026 and 2043, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
Our core Simoa technology, directed to general methods and devices for single molecule detection, originated at Tufts University ("Tufts"), in the laboratory of Professor David Walt, who is one of the founders of Quanterix. Professor Walt and his students pioneered the single molecule array technology, including technologies that enabled the detection of single enzyme labels in arrays of microwells, thereby facilitating ultra-sensitive detection. We have exclusively licensed from Tufts the relevant patent rights related to these technologies (see the section titled "Material Licenses").
Our core Spatial Biology labeling technology PhenoCycler (formerly CODEX) originated in the laboratory of Professor Garry P. Nolan at Stanford, who is a former member of Akoya's board of directors. Patent families covering this technology are exclusively licensed from Stanford University (see the section titled "Material Licenses").
Our key Spatial Biology imaging technology PhenoImager (formerly Phenoptics) originated at Cambridge Research and Instrumentation Inc, ("Cambridge Research"), a company that was later acquired by Caliper Life Sciences, Inc. ("Caliper Life Sciences"). Caliper Life Sciences was subsequently acquired by Perkin Elmer, Inc., subsequently known as Revvity ("PKI"). We purchased key patent assets covering this technology from PKI, Cambridge Research, and Caliper Life Sciences, and also licensed certain supplemental patents from PKI, Cambridge Research, and VisEn Medical Inc. ("VisEn Medical"). Some of the supplemental patents are exclusively licensed and others are non-exclusively licensed (see the section titled "Material Licenses").
In addition to our reliance on patent protection for our inventions, products and technologies, we also rely on trade secrets, know-how, confidentiality agreements, and continuing technological innovation to develop and maintain our competitive position. For example, some elements of our manufacturing processes, analytics techniques and processes, as well as computational-biological algorithms, and related processes and software, are based on unpatented trade secrets and know-how that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees, advisors and consultants, these agreements may be breached or may be unenforceable and we may not have adequate remedies. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our intellectual property. For further discussion of the risks relating to our intellectual property, see the section titled "Risk Factors — Risks Related to our Intellectual Property."

Material Licenses
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
Stanford University
In November 2015, Akoya entered into an exclusive (equity) agreement with Stanford University ("Stanford"), pursuant to which Stanford granted Akoya an exclusive, sublicensable (subject to certain requirements), worldwide license under certain patent rights owned by Stanford relating to oligonucleotide-based biological sample labeling to make, use and sell products and services that are covered by such patent rights (the “Stanford Licensed Products”) in all fields of use. The patents are related to oligonucleotide-based labeling technology, and we refer to this technology as the CODEX 1 technology.
In November 2016, the agreement was amended to include an exclusive, sublicensable (subject to certain requirements), worldwide license granted to Akoya by Stanford under additional patent rights owned by Stanford relating to oligonucleotide-based biological sample labeling to make, use, and sell products and services that are covered by such patent rights, in all fields of use (such products and services are also included in the Stanford Licensed Products). We refer to the technology disclosed in the additional patents as the CODEX 2 technology. Akoya is obligated to use commercially reasonable efforts to develop, manufacture, sell and develop markets for Stanford Licensed Products, including with respect to accomplishing specific goals with specific deadlines set forth in the agreement.
Akoya made one-time upfront payments upon the execution of the agreement and amendments. We are required to pay Stanford annual license maintenance fees in the mid-five figures. We further agreed to make certain milestone payments based on specified patent issuance and sales milestone events. We are also obligated to pay Stanford a low single-digit percentage royalty on net sales of Stanford Licensed Products and a portion of any of its sublicensing income.
Subject to Stanford’s approval, we control the prosecution and maintenance of the licensed patents and, if we develop Stanford Licensed Products, we have the first right to institute a suit, or defend any declaratory judgment action, related to third-party infringement of the licensed patents.
The agreement will continue until the expiration, revocation, invalidation or abandonment of the last patent or patent application that is licensed to us, unless terminated earlier in accordance with its terms. The last licensed patent is set to expire in 2036. We may terminate the agreement at any time by providing advance written notice of at least 30 days. Stanford may terminate the agreement if we violate or fail to perform any material terms thereof or for our failure to achieve certain milestones or use commercially reasonable efforts to develop and commercialize the Stanford Licensed Products and fail to cure such violation or failure within 30 days of written notice from Stanford.

PKI/Revvity, Cambridge Research, and VisEn Medical
In September 2018, in connection with the acquisition of the Quantitative Pathology Solutions ("QPS") technology from PKI, Akoya entered into a license and royalty agreement with PKI, Cambridge Research, and VisEn Medical, (collectively, the "Licensor"), pursuant to which the Licensor granted Akoya an exclusive, nontransferable, sublicensable (subject to certain conditions), worldwide license within certain fields of use under certain patent rights and know-how owned by the Licensor to make, use, and sell products within such fields of use, as well as a similar, non-exclusive license under certain other patent rights. The licensed patents relate to methods and systems for analyzing biological samples, and in particular, slide-mounted tissue samples.
We are obligated to pay the Licensor royalties ranging from low to mid single-digit percentages on net sales of products covered by either license on a decreasing schedule that ends upon the expiration of the last valid claim of the licensed patents, at which point the agreement shall terminate and our rights and licenses thereunder shall survive on a fully-paid up, royalty-free basis. The last licensed patent is set to expire in 2036. Neither we nor the Licensor has the right to terminate the agreement prior to such expiration.
The Licensor has the first right to control the prosecution, maintenance and defense of the licensed patents. We have the first right to enforce any exclusively licensed patent with respect to third-party infringement occurring solely within its licensed field of use, and Licensor has the first right to enforce the license patents with respect to any other third-party infringement. If any exclusively licensed patent is believed to be infringed by the development, manufacture, use, offer for sale, sale or importation of a product by the third-party solely inside field of use worldwide, the Licensor has the first right to institute, prosecute and control any action or proceeding with respect to such infringement of such patent.
University of Washington
In June 2018, Akoya entered into an exclusive patent license agreement with the University of Washington (the "University"), pursuant to which the University granted Akoya an exclusive, sublicensable (subject to certain conditions), worldwide license in certain fields of use under certain patent rights owned by the University relating to technology for molecular profiling of cells and tissue specimens, to make, use and sell products that are covered by such patent rights, or the Washington Licensed Products. The licensed patents are related to the detection of biomolecules, particularly proteins and nucleic acids, in biological samples.
We are obligated to pay the University a low single-digit percentage running royalty on net sales of Washington Licensed Products, subject to certain minimum annual royalty payments and potential reductions based on a royalty-stacking allowance for certain third -party rights that are required to be obtained to make, use, sell or import Washington Licensed Products. We are also obligated to make cumulative one-time payments to the University upon the achievement of certain commercial milestones, as well as sharing a portion of any of its non-royalty sublicensing income.
We are obligated to use commercially reasonable efforts to commercialize the inventions covered by the licensed patent rights and to make and sell Washington Licensed Products as soon as practicable and maximize sales thereof, including with respect to accomplishing specific goals with specific deadlines set forth in the agreement.
The University must conduct the prosecution of the licensed patents per our instructions and at our expense, subject to certain exceptions. We have the first right to defend and enforce the licensed patents at its expense.
The agreement will expire when all licensed patent rights have terminated, unless terminated earlier in accordance with the terms thereof. The last licensed patent is set to expire in 2032. We may terminate the agreement at any time by providing advance written notice of at least 60 days. The University may terminate the agreement if we violate or fail to perform any material term thereof and fail to cure such violation or failure within 60 days of written notice from the University. In addition, the University may terminate the exclusive license agreement upon 10 days’ prior written notice upon certain insolvency-related events involving us or should we challenge the validity of the licensed patents.
Competition
We compete with both established and development-stage life science companies that design, manufacture, and market instruments for proteomics discovery and clinical research applications. Companies such as Bio-Techne, MesoScale Discovery, SEER, Bio-Rad Laboratories, Alamar, Spear Bio, and others, have products for protein measurements in biofluids that compete in certain segments of the market in which we sell our products. In the spatial biology market, there are companies, both established and early-stage, that have indicated that they are designing, manufacturing, and marketing products for, among other things, tissue analysis, single-cell analysis and spatial analysis. These companies include 10x Genomics, Vizgen, Bio-Techne, Bruker, Miltenyi Biotec, and Standard BioTools, each of which has products that compete to varying degrees with some but not all of our product solutions, as well as a number of other emerging and established companies.
Our Accelerator Laboratory competes with other research laboratories such as LabCorp, Covance, Q2 Solutions, Rules Based Medicine, Monogram Biosciences, Frontage, Thermo Fisher Scientific, and others, some of which are customers of ours. In addition, as we or our partners expand the applications for our products to include diagnostics, we expect to compete with companies such as Roche, Fujirebio, Danaher, and C2N Diagnostics. Furthermore, our technology and products are showing promise for non-invasive early disease detection, and in the future, we could experience competition from companies that develop and market imaging and other molecular detection technologies.
Many of the companies with which we compete or will compete have substantially greater resources than we have. However, we believe we are differentiated from our competitors for several reasons, including our position as a leader in a large and growing market, proprietary technologies, rigorous product development processes, scalable infrastructure, and positive customer experience. We believe our customers view our products and company favorably because of these differentiators.
The life science instrumentation and lab services industries in which we operate are highly competitive and expected to grow more competitive with the increasing knowledge gained from ongoing research and development. we believe the principal competitive factors for us include:
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
For further discussion of the risks we face relating to competition, see the section titled “Risk Factors — Risks Related to our Business and Industry — Our market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability.”
Government Regulation
The majority of our products are currently intended for research use only ("RUO") applications, although our customers may use our products to develop their own products that are subject to regulation by the FDA or CMS. Although in vitro diagnostic products intended for RUO are not currently required to obtain premarket clearance or approval by the FDA, products labeled as RUO are subject to the FDA’s premarket review requirements if they are determined to be intended for use for clinical rather than non-clinical research purposes. Consequently, other than our four LDTs intended for clinical testing, our products are labeled and intended “For Research Use Only. Not for Diagnostic Procedures.”
The FDA has issued Final Guidance for Industry and Food and Drug Administration Staff on "Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only" (the "RUO/IUO Guidance"). The purpose of this FDA guidance document is to provide the FDA’s current thinking on when IVD products are properly labeled for RUO or for investigational use only ("IUO") and when products labeled RUO or IUO will be viewed by the FDA as intended for clinical use. The RUO/IUO Guidance explains that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. Merely including a labeling statement that a product is intended for research use only will not necessarily exempt the device from the FDA’s premarket notification and clearance process (510(k)), premarket approval, or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends its product to be used for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. We believe that our labeling and promotion of our products, including the custom assay RUO products developed by the Accelerator Laboratory, is consistent with the RUO/IUO Guidance because we have not promoted our products for clinical use in humans.
In vitro diagnostics ("IVD") tests that are commercially distributed and intended for clinical diagnostic use are regulated by the FDA as medical devices, however, the FDA has historically not regulated most laboratory tests referred to as LDTs (as discussed further below). We currently offer four LDTs through our CLIA-certified laboratory: (1) an LDT to quantitatively measure p-Tau 181 in plasma as an aid in diagnostic evaluation of Alzheimer’s disease; (2) an LDT to quantitatively measure NfL in serum as an aid in the evaluation of individuals for possible neurodegenerative conditions or other causes of neuronal or central nervous system damage; (3) an LDT to quantitatively measure p-Tau 217 in plasma to aid in the diagnosis of Alzheimer’s disease; and (4) a multi-marker (p-Tau 217, Aβ42, Aβ40, NfL, and GFAP) algorithmic LDT, under the brand name LucentAD Complete, for high accuracy plasma detection of amyloid pathology to aid in diagnostic evaluation of patients with cognitive issues who may have Alzheimer’s disease.
Clinical Laboratory Improvement Amendments of 1988, Regulation of LDTs and State Regulation
We own and operate a CLIA-certified laboratory. CLIA, along with federal regulations promulgated under CLIA, apply to all clinical laboratory testing performed on humans in the United States (with the exception of research testing that does not report patient specific results). A clinical laboratory is defined by CLIA as any facility that performs examinations of specimens obtained from humans for the purpose of providing information for the diagnosis, prevention, or treatment of any disease or impairment of, or the assessment of health of, human beings. CLIA requires such laboratories to be certified by the federal government (or a CMS-approved accreditation organization) and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services.
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
High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers. These tests have been offered by high-complexity laboratories for the last few decades as LDTs, the validation and performance of which are subject to CMS oversight through its enforcement of CLIA. The FDA also has claimed that it has regulatory authority over LDTs under the agency’s medical device authorities, but historically did not enforce those requirements with respect to most LDTs. However, in April 2024, the FDA ended its policy of enforcement discretion for LDTs and finalized a rule that would subject nearly all LDTs—including the LDTs that we offer—to regulation as devices under the Federal Food, Drug, and Cosmetic Act ("FDCA"). In response to FDA's final rule, several organizations filed legal challenges, asserting that the FDA rule violated the Administrative Procedure Act because LDTs do not qualify as “devices” under the FDCA. On March 31, 2025, a federal district court agreed with the challengers, holding that LDTs are laboratory services and do not meet the definition of a “device” in the FDCA. Therefore, the district court held that FDA’s rule was invalid and FDA could not regulate LDTs as devices. See ACLA v. FDA, No. 4:24-cv-00479-SDJ (E.D. Tex. Mar. 31, 2025). The FDA did not appeal that district court decision and subsequently withdrew the LDT rule.
Notwithstanding this district court decision, and FDA’s decision to not appeal, it is possible that in the future the FDA could again attempt to assert that LDTs are medical devices and must comply with the requirements of the FDCA. It is also possible that the FDA could attempt to assert that some LDTs do qualify as an “LDT.” Historically, FDA defined an

LDT as a test that is intended for clinical use and is designed, manufactured, and used within a single high-complexity, CLIA-certified laboratory. If a diagnostic test commercialized by a clinical laboratory does not meet all elements of this definition, it is possible that the FDA could assert that the test is not an LDT and is subject to its jurisdiction as a medical device.
If a laboratory is out of compliance with state laws or regulations governing licensed laboratories or with CLIA, it may be subject to enforcement actions that may include suspension, limitation, or revocation of the license or CLIA certificate, assessment of financial penalties or fines, or imprisonment. Loss of a laboratory’s CLIA certificate or state license may also result in the inability to receive payments from state and federal health care programs as well as private third-party payors.
When we perform clinical diagnostic testing, we may be subject to HIPAA, depending on the types of transactions we engage in, as well as additional federal and state laws that impose a variety of fraud and abuse prohibitions on healthcare providers, including clinical laboratories.
Europe/Rest of World Government Regulation
We must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of our product for clinical diagnostic use in those countries. The regulations in other jurisdictions vary from those in the U.S. and may be easier or more difficult to satisfy and are subject to change. For example, in the European Union ("E.U.") new regulations recently entered into force that introduce greater regulation of medical devices and IVDs. The IVD regulation is significantly different from the IVD Directive that it replaces in that it ensures that the new requirements apply uniformly and on the same schedule across the member states, includes a risk-based classification system and increases the requirements for conformity assessment.
The CE registration for the NfL ELISA assay kit of our subsidiary Uman was approved in March 2014 under the IVD Directive. Under the IVD Directive, the assay is classified as a general IVD product and required self-certification with no involvement of a notified body/authority. The IVD Regulation introduces a new classification system for IVDs and assessment by a notified body is required for class B, C, and D products. Uman’s NfL ELISA assay kit is classified as a class B product and must fully comply with (and have a CE mark issued under) the IVD Regulation by May 2027 (subject to extension of the transitional periods in the IVD Regulation). The new requirements include an ISO 13485 certification of the quality system (which Uman received in July 2018) and increased technical evidence and follow-up of performance of the specific product (e.g., clinical evidence and post-market activities). The work to evaluate and to meet the new technical requirements is on-going. When all requirements are met, a notified body will be contacted, and the certification initiated.
The NF-light Serum ELISA is currently sold only as a RUO product (not intended for diagnostic use). Work is on-going to prepare a technical file compliant with the IVD Regulation for this product as well.
Other Governmental Regulation
Privacy and Data Security Laws and Regulations
As a business with a global footprint, compliance with evolving regulations and standards in privacy and data security has resulted, and may continue to result, in increased costs, new compliance challenges, and the threat of increased regulatory enforcement activity. Our business relies on various safeguards to secure electronic transmission, storage and hosting of sensitive information, including personal information, protected health information, financial information, intellectual property, and other sensitive information related to our customers and workforce.
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
Outside the U.S., we are impacted by the privacy and data security requirements at the international, national, and regional level, and on an industry specific basis. Legal requirements in foreign countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the E.U., stringent data protection and privacy rules which substantially impact the use of patient data across the healthcare industry became effective in May 2018. The General Data Protection Regulation ("GDPR") applies uniformly across the E.U. and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals residing in the E.U. to comply with E.U. privacy and data protection rules. In the area of health data, the GDPR is supplemented by national laws and regulations that are less harmonized.
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
Environmental Health and Safety Laws
We are subject to federal, state, and local laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation, storage and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”), has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. OSHA also regulates the use of hazardous chemicals in the workplace. Likewise, we are subject to the U.S. Environmental Protection Agency and state requirements relating to the management and disposal of hazardous waste, and state requirements relating to the disposal of regulated medical waste. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the U.S. Postal Service, and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste, and radioactive materials that we may use during our research and services.
Employees and Human Capital
As of December 31, 2025, we had 450 full-time employees, of which 151 worked in sales, sales support, field service, and marketing, 24 worked in engineering and research and development, 198 worked in manufacturing and operations and 77 worked in general and administration. Of our 450 full-time employees, 382 were located in the United States and 68 were located in 14 foreign countries. None of our employees are represented by a labor union or subject to a collective bargaining agreement. Our culture emphasizes the impact our work has on the detection of neurological and other critical disorders.
Our success depends upon our ability to attract and retain highly qualified employees. Talent management is critical to our ability to execute our long-term growth strategy, and we seek to cultivate a high performing pool of talent by providing career growth, on-the-job learning opportunities and competitive total rewards.

Workforce Compensation and Pay Equity
We provide competitive compensation and benefits programs to help recruit and retain our high performing employees. We utilize third party benchmark compensation data to assist in the evaluation of market wages. Our compensation is designed to attract, retain, and motivate employees to achieve results while balancing short- and long-term company performance. All our employees are eligible for an annual bonus and/or commission plan, a matching 401(k) Plan (in the case of U.S. employees), healthcare and insurance benefits, paid time off, family leave, employee assistance programs, and behavioral health services. Additionally, some of our employees are eligible for annual equity-based grants with vesting conditions designed to award our employees’ performance and encourage retention.
Company Culture
We are committed to an inclusive culture which is grounded on our values of integrity, respect, and equality. In support of our inclusive culture, we sponsor an internal group of culture champions comprised of employees and executives whose mission is to provide respectful workplace training and awareness to strengthen employee understanding and knowledge of these values. As of December 31, 2025, approximately 45% of our employees were women and approximately 33% of our employees were people of color.
We expect all personnel working at Quanterix, employees, interns, and contractors, to observe the highest levels of business ethics, integrity, and mutual respect. Our employee handbook and Corporate Code of Conduct and Ethics set forth policies that reflect our values and provide guidance for registering complaints in the event of any violation of our policies. An “open door” policy is maintained at all levels of the organization, and any form of retaliation against an employee for making a good faith complaint is strictly prohibited.
Employee Engagement and Wellness
The success of our business is dependent on the physical and mental well-being of our employees. Accordingly, we are committed to creating a safe and healthy workplace for all personnel. We provide our employees with a wide range of policies and practices to ensure an environment of physical and psychological safety and well-being.
Corporate Information
We were incorporated under the laws of the State of Delaware in April 2007 under the name "Digital Genomics, Inc.". In August 2007, we changed our name to "Quanterix Corporation". Our principal executive offices are located at 900 Middlesex Turnpike, Billerica, Massachusetts 01821, and our telephone number is (617) 301-9400.
Information Available on the Internet
Our Internet website address is www.quanterix.com. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We make these reports available through the "Investors—Financial Information—SEC Filings" section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Our electronically filed reports and other information that we file with the SEC can be viewed on the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page ii of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations, and future growth prospects could be materially and adversely affected.
Risk Factor Summary
•Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, which could cause the value of our common stock to fluctuate or decline significantly.
•We have incurred annual losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
•Inherent limitations associated with our internal control over financial reporting could result in material misstatements in our financial statements.

•Integrating our business with that of Akoya may be more difficult, costly or time-consuming than expected and we may fail to realize the remaining anticipated benefits of the acquisition, which may adversely affect our business results and negatively affect the value of our common stock.

•We may not achieve the remaining expected cost savings and related benefits from our cost reduction actions, and the consequences of those actions may adversely impact our business.

•Recent turnover in our board of directors and management could result in changes in our strategic plan, product focus, and investment priorities, and we might not realize the anticipated benefits from any such changes.
•If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
•Sales of our Simoa-based assays for neurological indications have become increasingly important to our business, and there can be no assurance that we will be able to continue to generate meaningful revenue from the sale of such products.
•We may not be successful in penetrating the diagnostics market.
•The sales cycle for our instruments can be lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

•Purchase of our instruments by our customers requires a significant capital investment which can impact sales in times of constrained spending.

•Because a significant portion of our revenue comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.
•Our long-term results depend upon our ability to improve existing products and introduce and market new products successfully.
•We may experience delays in launching and commercializing our next-generation instruments, on our anticipated timeline, which could adversely affect our business, financial condition, and results of operations.
•Defects or other quality issues in our products could lead to unforeseen costs, product recalls, adverse regulatory actions, negative publicity, and litigation, including product liability claims, any of which could cause customers to decide not to purchase our products, harm our reputation, and negatively affect our sales, operating results and financial condition.

•We generate a substantial portion of our revenue internationally and we expect this will continue in the future; as a result, our business is subject to various risks relating to our international activities, which could adversely affect our business, operating results, and financial condition.

•Our reliance on distributors for sales of our products outside of the United States could impact our revenue.

•We rely on single contract manufacturers for certain key instruments. If any of these manufacturers should fail to perform, or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected, which could have a material adverse effect on our business, financial condition, results of operations, and reputation.
•We rely on a limited number of suppliers or, in some cases, one supplier, for some of our materials and components used in our consumable products and certain of our instruments, and we may not be able to find replacements or immediately transition to alternative suppliers if any of these suppliers fail to perform, which could have a material adverse effect on our business, financial condition, results of operations, and reputation.
•We face significant competition in the life sciences research and diagnostic markets.
•Changes in U.S. government policies, including the impacts of tariffs and potential reductions in federal research funding, could adversely affect our business. Similarly, there is substantial uncertainty regarding how the administration’s initiatives might impact the FDA, its implementations of laws, regulations, policies and guidance and its personnel, which could prevent, limit or delay development and regulatory approval of our future diagnostic products.
•If the FDA determines that our products are subject to regulation as medical devices, if Congress enacts new laws that subject our LDT to FDA regulation, if we seek to market our products for clinical diagnostic or health screening use, or if we continue to expand our product, technology and service offerings and the applications and uses of our products into new fields, we expect to become subject to additional government regulations, and the regulatory approval and maintenance process would be expensive, time-consuming and uncertain both in timing and in outcome.
•Our products may in the future be subject to product recalls that could harm our reputation, business, and financial results.

•U.S. legislative, FDA, or global regulatory reforms may make it more difficult and costly for us to obtain any required regulatory approval of our product candidates and to manufacture, market, and distribute our products after approval is obtained.

•If we do not comply with governmental regulations applicable to our CLIA-certified laboratory, we may not be able to continue our laboratory operations or continue offering our LDTs.

•We expect to rely on third parties in conducting any required future studies of diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.

•If diagnostic procedures that are enabled by our technology are subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, our business could be harmed.

•We depend on our information technology systems, and any failure of these systems could harm our business.

•Cybersecurity breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

•Inability to adapt to and effectively incorporate potential advantages of artificial intelligence ("AI") could negatively impact our ability to compete, and inability to manage the risks of AI could expose us to liability or put us at a disadvantage.

•If we are unable to protect our intellectual property, our ability to maintain any technological or competitive advantage over our competitors and potential competitors may be reduced and our business may be harmed.
Risks Related to our Financial Condition and Financial Reporting Matters
Our quarterly and annual operating results and cash flows have fluctuated in the past, and our operating results may continue to fluctuate, which could cause the value of our common stock to fluctuate or decline significantly.
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
We have incurred annual losses since our formation, and we expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
Quanterix incurred net losses of $107.2 million, $38.5 million, and $28.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Akoya incurred net losses of $55.4 million, and $63.3 million for the years ended December 31, 2024, and 2023, respectively. We cannot predict if or when we will achieve profitability or if we will be able to sustain profitability once achieved. We expect that our operating losses will continue into 2026 as we execute our growth strategy. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including any need for incremental investments to fund our strategic objectives, unanticipated delays or obstacles in the integration of Akoya’s business with ours, the market acceptance of our products, competitive products, future product development and our market penetration and margins, and other risks described in this Annual Report on Form 10-K and our other reports filed with the SEC.
Inherent limitations associated with, our internal control over financial reporting could result in material misstatements in our financial statements.
In our Annual Reports on Form 10-K for the years ended December 31, 2022, 2023 and 2024, we disclosed certain material weaknesses in our internal control over financial reporting relating to the operating effectiveness of our internal controls. We have remediated these previously disclosed material weaknesses.
Our efforts to maintain effective internal control over financial reporting, are ongoing; however, there are inherent limitations in all control systems and no evaluation of controls can provide absolute assurance that all deficiencies have been detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. If we are unable to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to regulatory scrutiny, civil, or criminal penalties, or litigation. Future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations, may result in material misstatements in our financial statements, and may also restrict our future access to the capital markets.
We have incurred significant expense and dedicated significant internal resources to address the previously disclosed material weaknesses, and our remediation efforts and activities have required attention and focus from management. There can be no assurance that we will not identify additional significant deficiencies or material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.
Our ability to use net operating losses to offset future income may be subject to certain limitations.
As of December 31, 2025, we had forecasted federal net operating loss (“NOLs”) carryforwards to offset future taxable income of approximately $597.7 million, of which approximately $111.1 million begin to expire in 2026. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the

Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on our ability to utilize our NOLs to offset future taxable income. We may have already experienced ownership changes as defined under Section 382 of the Code. Depending on the timing of any future utilization of our NOLs, the amount that can be utilized each year may be limited as a result of such previous ownership changes. In addition, future changes in our stock ownership, including changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Risks Related to our Business
Combining the businesses of Quanterix and Akoya may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated benefits of the acquisition, which may adversely affect our business results and negatively affect the value of our common stock.
The success of our Akoya acquisition will depend on, among other things, our ability to realize the anticipated benefits, synergies and efficiencies from combining the businesses of Quanterix and Akoya. This success will depend on, among other factors, our ability to integrate our business with the business of Akoya. If we are not able to successfully integrate Akoya’s business into ours within the anticipated time frame, or at all, the anticipated synergies, efficiencies and other benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.
There can be no assurances that the Quanterix and Akoya businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The challenges involved in this integration, which will be complex and time-consuming, also include the following:
•combining the businesses of Quanterix and Akoya, including respective operations and corporate functions, and meeting our capital requirements in a manner that permits us to achieve efficiencies anticipated to result from the acquisition, the failure of which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;

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

•maintaining existing relationships with each company’s customers, service providers, partners, vendors and suppliers, and leveraging relationships with such third parties;

•addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•consolidating each company’s administrative and information technology infrastructure;

•coordinating geographically dispersed organizations; and

•effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

Certain key employees have left the Company following completion of the acquisition, and it is possible that additional key employees may decide not to remain with us. If additional key employees terminate their employment, or if an insufficient number of employees or sales representatives are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted away from integrating our business with Akoya’s business, which may cause our business to suffer. In addition, we may not be able to locate suitable replacements for any key employees that leave or offer employment to potential replacements on reasonable terms. Moreover, there could be disruptions to or distractions for the workforce and management, including disruptions in the integration of employees into the combined workforce. We may not be able to attract or retain key employees to the same extent that we and Akoya were able to attract or retain their respective employees in the past.
In addition, at times the attention of management and our resources may be focused on the integration of the two businesses and diverted from day-to-day business operations or other opportunities that may have been beneficial, which may disrupt our business. An inability to realize the full extent of the anticipated benefits of the acquisition, as well as any delays or higher than expected integration costs encountered in the integration process, could have an adverse effect on our revenues, level of expenses and operating results, which may adversely affect the value of our common stock.
We may fail to achieve the remaining expected cost savings and related benefits from our cost reduction actions, and the consequences of those actions may adversely impact our business.
In 2025, we announced certain actions to reduce our operating costs, including reductions in our workforce. Certain of these cost reduction actions were part of our integration plan to realize anticipated synergies and other benefits of the Akoya acquisition. On an annualized basis, we realized approximately $74.0 million of synergies in 2025. As we complete the integration of Akoya, we expect to take additional steps in 2026 to further reduce our operating expenses, with a goal of reducing our annualized operating expenses by a total of $85.0 million. We incurred expenses of approximately $8.0 million in the aggregate associated with the 2025 reductions in our workforce, substantially all of which are cash expenditures incurred in 2025 for severance and benefits. There is no guarantee that these cost reduction actions will result in the anticipated savings or other economic benefits, and we may incur unanticipated charges or make payments that were not previously contemplated. Additionally, these actions:
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
Recent transitions in our board of directors and management could result in changes in our strategic plan, product focus, and investment priorities, and we might not realize the anticipated benefits from any such changes.
In the second half of 2025, four new directors joined our board of directors and four previous members of our board of directors departed, including Dr. David Walt, our founding scientist. In addition, in January 2026 Dr. Masoud Taloue left the Company and Everett Cunningham became our Chief Executive Officer and joined our board of directors. These board of directors and management transitions could result in a re-assessment of, and potential shift in, our strategic plan, and could thus lead to changes in our product focus and investment priorities. While any such changes would be aimed at accelerating our growth, it is possible that such changes in strategy could result in delays in new product launches, disruptions in operations, or increased expenses and may not achieve the benefits we anticipate.
If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
Our success depends on our ability to develop and market products that are recognized and accepted by our customers and potential customers as reliable, enabling and cost-effective. Continued market acceptance of our Simoa technology platform and products, PhenoCycler and PhenoImager platform and products, and other platforms and products we may develop in the future will depend on many factors, including our ability to convince potential customers that our technologies area attractive alternatives to other available technologies. If we are unable to continue to motivate customers to use our current technologies or other technologies we may develop in the future, adoption of our technologies may be slowed and our ability to retain and grow our customer base and increase our revenue would be adversely affected.

Sales of our Simoa-based assays for neurological indications have become increasingly important to our business, and there can be no assurance that we will be able to continue to generate meaningful revenues from the sale of such products.
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
We believe our Simoa technology has the capability to enable the development of a new category of less-invasive diagnostic tests that could replace current invasive, expensive, and inconvenient diagnostic methods. Accordingly, we have begun to expand into the diagnostics market. Transitioning from research use only to also serving the diagnostics market entails significant risks, including:
•significant investments in product development, scaling manufacturing processes, marketing and sales activities, regulatory compliance, reimbursement and billing activities, and infrastructure to support the foregoing;

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
Purchase of our instruments by our customers requires a significant capital investment which can impact sales in times of constrained spending.
The purchase of our instruments requires a significant investment by our customers, and a reduction in capital spending by potential customers can result in lower instrument sales. During periods of constrained capital spending, potential instrument customers may instead choose to engage our Accelerator Laboratory or an outside lab, or may use another instrument platform that they already have or that is less expensive than our instruments. We believe that in 2025 rapidly changing macro-economic conditions resulting from reductions in US federal research funding, reductions in research and development spending by larger pharmaceutical customers, and the impacts of new import tariffs contributed to a constrained capital funding environment that resulted in softness in instrument sales. We expect these macro-economic factors to continue into 2026.
Because a significant portion of our revenue comes from a few large customers, any significant decrease in sales to these customers, due to industry consolidation or otherwise, could harm our operating results.
For the year ended December 31, 2025, Quanterix’s top five customers accounted for approximately 14% of its total revenue. The loss of a significant amount of business from one or more of our major customers would have a material adverse effect on our business. There can be no assurance that there will not be a loss or reduction in business from one or more of our major customers. In addition, we cannot assure that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period.
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
We may experience delays in launching and commercializing our next-generation instruments, on our anticipated timeline, which could adversely affect our business, financial condition, and results of operations.
There are various risks that could delay or prevent the successful launch and commercialization of our next generation instruments. These risks include, but are not limited to, unforeseen technical challenges, supply chain disruptions, and delays in manufacturing. Many of these risks are beyond our control. If we experience significant delays in refreshing our product portfolio and launching new products, our ability to generate revenue and achieve market adoption may be adversely impacted. Delays or setbacks could also allow competitors to introduce alternative solutions, erode our market position, or negatively affect customer confidence in our product pipeline. Additionally, if development costs exceed our expectations, or if we are unable to successfully commercialize the platform, our financial condition and results of operations could suffer.
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
We have established distribution agreements for our instruments and related consumable products with distributors in a number of foreign countries, including Australia, Brazil, China, the Czech Republic, India, Hong Kong, Israel, Japan, New Zealand, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan and the United Arab Emirates. We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or if we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth. In addition, if our distributors fail to comply with applicable laws and ethical standards, including anti-bribery laws, this could damage our reputation and could have a significant adverse effect on our business and our revenues.
We generate a substantial portion of our revenue internationally and we expect this will continue in the future; as a result, our business is subject to various risks relating to our international activities, which could adversely affect our business, operating results and financial condition.
For the years ended December 31, 2025, 2024, and 2023, approximately 40%, 37%, and 38%, respectively, of Quanterix’s total revenue was generated from customers located outside of North America. We believe that a substantial percentage of our future revenue will continue to come from international sources as we expand our overseas operations and develop opportunities in additional areas. Engaging in international business involves a number of difficulties and risks, including:
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

•potentially adverse tax consequences, the impacts of new and changing levels of tariffs, customs charges, bureaucratic requirements and other trade barriers;

•the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•the impact of political and economic instability and conflict, which could lead to uncertainty and instability in global markets; and

•scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us.

If we are unable to manage these risks effectively, our business, operating results and financial condition will suffer.
We rely on single contract manufacturers for several of our key instruments, and we expect to that to continue in the future. If any of these manufacturers should fail to perform, or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and reputation.
We currently rely on a single contract manufacturer, STRATEC Biomedical AG (“STRATEC”), an analytical and diagnostic systems manufacturer located in Germany, to manufacture and supply our Simoa HD-X instruments. We currently rely on a second single contract manufacturer, Paramit Corporation (“Paramit”), a contract manufacturer located in California, to manufacture and supply all of our SR-X instruments. Additionally, we rely on a third third single contract manufacturer, Columbia Tech, to manufacture our PhenoCycler and PhenoImager instruments. Certain of our manufacturing contracts do not commit our contract manufacturers to supply quantities beyond the amounts included in our forecasts or commit them to carry inventory or make available any particular quantities. Accordingly, we may not be able to obtain adequate supplies for these products in a timely manner or on commercially reasonable terms. If any of these manufacturers are not able to supply instruments to us in the quantities and/or timeframe required, our business, financial condition, results of operations and reputation could be materially adversely affected..
In the event it becomes necessary to utilize a different contract manufacturer for an instrument, we would experience additional costs, delays and difficulties in doing so as a result of needing to identify and enter into an agreement with a new supplier as well as needing to prepare such new supplier to meet the logistical requirements associated with manufacturing our instruments. These additional costs, delays and difficulties could have a material adverse effect on our business, financial condition, results of operations and reputation. We may also experience additional costs and delays in the event we need access to or rights under any intellectual property of our contract manufacturers. In addition, certain of the components used in our instruments are sourced by these manufacturers from limited or sole suppliers. If our manufacturers were to lose such suppliers, there can be no assurance that they would be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our ability to sell and deliver instruments to customers could occur if our manufacturers encounter delays or difficulties in securing these components, or if the quality of the components supplied do not meet specifications, or if they cannot then obtain an acceptable substitute. If any of these events occur, our business, financial condition, results of operations and reputation could be materially adversely affected.
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
Risks Related to Government Regulation and Diagnostic Product Reimbursement
Changes in U.S. government policies, including reductions in federal research funding and the impacts of tariffs, are adversely affecting our business, though the full extent of the impact is uncertain. Similarly, there is substantial uncertainty regarding how the current administration’s initiatives might impact the FDA, its implementations of laws, regulations, policies and guidance and its personnel, which could prevent, limit or delay development and regulatory approval of our future diagnostic products.
The U.S. government has suspended or withheld disbursement of funds under certain federal research grants (or certain components of grants) and curtailed the grant of new awards, including funding and grants from the National Institutes of Health ("NIH"). These actions are negatively impacting spending within our industry and causing uncertainty, which adversely impacted our business and our financial outlook for 2026. Certain of our customers, including academic institutions and research organizations, may depend in whole or in part on federal grants to advance their medical research activities. Any prolonged suspensions or reductions in such funding could slow innovation, delay collaborations, and limit the adoption of new technologies that contribute to our business growth.
Other recent policy actions, including the imposition of, and changes in, tariffs on imported materials and goods from certain foreign countries, may also have an adverse impact on our business. The U.S. government has announced and/or implemented a range of tariffs on imports from other countries, resulting in retaliatory tariffs by certain countries. Higher tariffs on materials, goods and components used by us or our suppliers may raise production costs and could disrupt the supply chain. Because tariffs will likely increase the costs of materials, goods and components, we expect we will need to absorb the costs in some cases and/or increase the prices of certain of our products. This could adversely impact demand for our products and our competitive positioning.
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
If the FDA determines that our products are subject to regulation as medical devices, if Congress enacts new laws that subject our LDT to FDA regulation, if we seek to market our products for clinical diagnostic or health screening use, or if we continue to expand our product, technology and service offerings and the applications and uses of our products into new fields, we expect to become subject to additional government regulations, and the regulatory approval and maintenance process would be expensive, time-consuming and uncertain both in timing and in outcome.
We focused initially on the life sciences research market. This includes offering products for use by laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, the majority of our products are labeled as “Research Use Only” (“RUO”), which indicates that they are intended for use in research, not for clinical diagnostic use. None of our products are currently regulated as medical devices. However, if our products labeled as RUO are marketed or promoted for the clinical diagnosis of diseases or medical conditions, it is possible that the FDA would assert that such products qualify as medical devices under the Federal Food, Drug and Cosmetic Act (“FDCA”) and must comply with all of the requirements of that statute (as discussed further below).
Further, while we focused initially on the life sciences research market and RUO products only, our strategy includes expanding our product line to encompass products that are intended to be used for the diagnosis of disease, including LDTs and in vitro diagnostic (“IVD”) devices, either alone or in collaboration with third parties. IVD products are subject to regulation by the FDA, or comparable international agencies, as medical devices. If regulated as devices, our products would be subject to a number of additional requirements including requirements for regulatory clearance or approval of such products before they can be marketed and postmarket requirements, as discussed further below.
The process of obtaining regulatory clearances to market a medical device can be costly and time consuming, and we or our collaborators may not be able to obtain these clearances or approvals on a timely basis, if at all. Although some devices are exempt from premarket clearance or approval requirements, for many devices, commercial distribution of a new medical device is lawful only after the device has received clearance under Section 510(k) of the FDCA, or is the subject of an approved Premarket Approval (“PMA”). The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to a legally marketed predicate device, which can include pre-amendment, 510(k)-exempt, 510(k) cleared products, or PMA-approved products that have subsequently been down-classified. If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is novel, it is automatically classified into Class III, and the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek classification of the device through the de novo classification process. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for our intended use.

If any of our products are subject to medical device regulation, we would be subject to a substantial number of additional requirements for medical devices, including establishment registration, device listing, quality system regulations — which cover the design, testing, production, control, quality assurance, labeling, packaging, servicing, sterilization (if required), and storage and shipping of medical devices (among other activities) — product labeling, advertising, recordkeeping, post-market surveillance, post-approval studies, adverse event reporting, and correction and removal (recall) regulations. One or more of the products we may develop using our technology may also require clinical trials in order to generate the data required for a PMA, de novo classification request or 510(k) premarket notification. Further, if we sell devices for diagnostic purposes, or if our products are reimbursed by federal or state health care programs, we may in turn be subject to additional healthcare regulation and enforcement by the applicable government agencies. Such laws and regulations include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security and transparency and reporting requirements for payments and transfers of value to physicians and certain other healthcare professionals. Complying with these requirements may be time-consuming and expensive. We may be required to expend significant resources to ensure ongoing compliance with the FDA and other healthcare regulations. Failure to comply with these requirements may subject us to a range of enforcement actions, such as warning letters, injunctions, civil monetary penalties, criminal prosecution, recall and/or seizure of products, and revocation of marketing authorization, as well as significant adverse publicity. If we fail to obtain, or experience significant delays in obtaining, regulatory approvals for IVD products, such products may not be able to be launched or successfully commercialized in a timely manner, or at all.
LDTs are tests that are offered as services by Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)-certified high complexity clinical laboratories and designed and used within a single laboratory. In July 2022, we launched an LDT to quantitatively measure p-Tau 181 in plasma as an aid in diagnostic evaluation of Alzheimer’s disease, and subsequently have launched additional LDTs to quantitatively measure other biomarkers in serum as an aid in the evaluation of individuals for possible neurodegenerative conditions or other causes of neuronal or central nervous system damage. The FDA has sought to assert, and could again attempt to assert, that LDTs are medical devices and must comply with the requirements of the FDCA. It is also possible that the FDA could attempt to assert that some LDTs do not qualify as an “LDT,” which the FDA historically defined as a test that is intended for clinical use and is designed, manufactured, and used within a single high-complexity, CLIA-certified laboratory. If a diagnostic test commercialized by a clinical laboratory does not meet all elements of this definition, it is possible that the FDA could assert that the test is not an LDT and is subject to its jurisdiction as a medical device. Further, if our Accelerator Laboratory fails to comply with state laws or regulations governing licensed laboratories or with CLIA, we may be subject to enforcement actions that may include suspension, limitation, or revocation of the license or CLIA certificate, and assessment of financial and other penalties.
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products, including RUO products, in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a mandatory recall of a medical device must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. The FDA may also request or exert pressure on manufacturers to initiate voluntary recalls where deficiencies or defects present risks, even in situations where the FDA cannot mandate a recall. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition, results of operations, and reputation.

U.S. legislative, FDA or global regulatory reforms may make it more difficult and costly for us to obtain any required regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. For example, in December 2022, Congress enacted the Food and Drug Omnibus Reform Act of 2022 (“FDORA”). FDORA reauthorized the FDA to collect device user fees and contained substantive amendments to the device provisions of the FDCA, including imposing new cybersecurity and clinical trial requirements for devices. From time to time, Congress has also considered legislation to impose a new FDA regulatory framework for all diagnostics, including IVD devices and LDTs. Congress could also amend CLIA to impose new obligations on laboratories, including obligations related to LDTs. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, regulations and guidance issued by FDA and the Center for Medicare & Medicaid Services ("CMS") are often revised or reinterpreted in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
In addition, in the E.U. the IVD regulation (the “IVD Regulation”) replaced the European directive for IVD medical devices (the “IVD Directive”) in 2022. The IVD Regulation includes a risk-based classification system and increases the requirements for conformity assessment. The CE registration for UmanDiagnostics AB’s (“Uman’s”) NfL enzyme-linked immunosorbent assay (“ELISA”) kit for cerebral spinal fluid was approved in March 2014 under the IVD Directive. Under the IVD Directive the assay is classified as a general IVD product, and required self-certification with no involvement of a notified body/authority. However, under the IVD Regulation, assessment by a notified body is required for class B, C and D products. Uman’s NfL ELISA kit for cerebrospinal fluid (“CSF”) is classified as a class B product and must fully comply with (and have a CE mark issued under) the IVD Regulation by May 2027. Among other requirements, the IVD Regulation requires an ISO 13485 certification of our quality system (which Uman received in July 2018), technical documentation addressing, among other things, a product’s design, manufacturing, performance, and risk, and follow-up assessments of the performance of the product (e.g. clinical evidence and post-market activities). The work to evaluate and to meet the new technical requirements is on-going.
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
CLIA is a federal law that regulates clinical laboratories that perform examination of human specimens for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of health of, human beings. The operation of our CLIA-certified laboratory is subject to regulation by numerous federal, state and local governmental authorities in the United States. This laboratory holds a CLIA certificate of compliance for high-complexity testing and is licensed by California, Maryland, Massachusetts, New York, Pennsylvania and Rhode Island. We may seek to obtain other state licenses if required in the future. Failure to comply with federal or state regulations or changes in those regulatory requirements could result in a substantial curtailment or even prohibition of the operations of our laboratory and could have an adverse effect on our business. To maintain CLIA certification, laboratories are subject to survey and inspection every two years. Moreover, CLIA inspectors may make unannounced inspections of these laboratories. If we were to lose our CLIA certification or any required state licenses, whether as a result of a revocation, suspension or limitation, we could have a material adverse effect on our business.

We expect to rely on third parties in conducting any required future studies of diagnostic products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.
We do not have the ability to independently conduct clinical trials or other studies that may be required to obtain FDA and other regulatory clearance or approval for future diagnostic products. Accordingly, we expect that we would rely on third parties, such as clinical investigators, CROs, consultants, and collaborators to conduct such studies if needed. For example, we are currently working with the Global Alzheimer’s Platform Foundation on prospective clinical trials for our neurological assays. Our reliance on these third parties for clinical and other development activities would reduce our control over these activities. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised, we may not be able to obtain regulatory clearance or approval.
If diagnostic procedures that are enabled by our technology are subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, our business could be harmed.
The ability of us, our customers or our collaborators to commercialize diagnostic tests based on our technology, including LDTs that we have launched or may launch in the future, will depend in part on the extent to which coverage and reimbursement for these tests will be available from government health care programs, private health insurers and other third-party payors. In the United States, the principal decisions about reimbursement for new technologies are often made by the CMS. CMS often uses third parties, such as Medicare Administrative Contractors (MACs) and other third parties to make coverage decisions. These third parties play an important role in determining coverage and reimbursement for diagnostic products and services, including reimbursement for LDTs.
Private payors often follow CMS’s reimbursement policies to a substantial degree. CMS recently approved a reimbursement rate of $897 for the LucentAD Complete multiplex test; however, it can be difficult to predict what CMS will decide with respect to reimbursement in any particular case. However, a significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payments for particular products and procedures. We cannot be sure that coverage will be available for any diagnostic tests based on our technology, and, if coverage is available, the level of reimbursement. Payor coverage and reimbursement decisions may impact the demand for those tests. If coverage is not available or the reimbursement amount is inadequate, any tests for which marketing authorization is received may not be able to be successfully commercialized.
For example, as a result of the Protecting Access to Medicare Act ("PAMA") of 2014, CMS payments for certain diagnostic testing services, such as the performance of LDTs and other tests, may be reduced. Although reductions resulting from PAMA were delayed in prior years, unless new legislation is enacted, cuts are scheduled to resume in 2027.
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
Risks Related to Intellectual Property
Inability to adapt to and effectively incorporate potential advantages of artificial intelligence (“AI”) could negatively impact our ability to compete, and inability to manage the risks of AI could expose us to liability or put us at a disadvantage.
Artificial intelligence could disrupt certain aspects of our business and the markets in which we operate and change use of technology in ways that are not yet known. Currently, AI tools are not integral to our product design and development, data analysis, or product manufacturing. If we are not able to adapt and effectively incorporate potential advantages of AI in our business, it may negatively impact our ability to compete.
AI technologies are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. Such laws and regulations may present a variety of compliance risks. The use of AI may also result in litigation, ethical concerns, and other legal and business risks. If we are not able to effectively manage the risks of AI, we may suffer harm to our results of operations and reputation.
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
We are heavily dependent on patents, know-how and proprietary technology licensed from others. For example, we are a party to an agreement with Tufts pursuant to which we in-license patents for our Simoa bead-based technology. We are also a party to license agreements with Stanford, pursuant to which we in-license key patents and patent applications for our proprietary PhenoCycler product, as well as possible future products and other technology used in our

PhenoCycler product, and with the University of Washington and Revvity pursuant to which we have in-licensed important patents that protect key aspects of our current and future PhenoImager technologies.
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
We have in-licensed certain intellectual property rights from third parties, including Tufts, with respect to our Simoa bead-based technology, Stanford and the University of Washington, with respect to our PhenoCycler platform, and Revvity, Cambridge Research and VisEn Medical Inc. with respect to our PhenoImager platform, and we may license intellectual property rights from others in the future. See the section titled "Part I. Item 1.Business — Licenses" for more information regarding such agreements. If, for any reason, our license agreements are terminated or we otherwise lose the rights associated with such licenses, it could adversely affect our business. Our current and any future license agreements may impose various development, commercialization, funding, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us, as well as milestone, royalty, annual maintenance and other payment obligations. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, or if, in spite of our efforts, a collaborator or licensor concludes that we have materially breached our obligations under such agreement, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and commercialize products that are covered by the licensed technology or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor or other third-party to gain access to the licensed technology.
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

•any change to the composition of our board or key personnel;

•general economic conditions and slow or negative growth of our markets;

•a material cybersecurity incident;

•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•announcement or expectation of additional debt or equity financing efforts; and

•other factors described in this Risk Factors section of this Annual Report on Form 10-K or in our other reports filed with the SEC.

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
Our restated certificate of incorporation, restated by-laws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board. Our corporate governance documents provisions include: authorizing our board to issue up to 5,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board may determine; specifying that special meetings of our stockholders can be called only by our board and that our stockholders may not act by written consent; establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board; providing that directors may be removed only for cause; providing that our board may create new directorships and that vacancies on the board may be filled only by a majority of directors then in office, even though less than a quorum; and providing that our board may amend our bylaws without approval of our stockholders. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents certain stockholders holding 15% or more of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation, our bylaws or the DGCL that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. This program incorporates policies, processes, and activities over domains such as access control, facility and data protection, IT systems and data transmission security, threat intelligence and incident response, third-party risk management, disaster recovery, and vulnerability management. We have a comprehensive cybersecurity policy in place that includes robust measures to protect our data and systems from cyber threats, ensuring the integrity and confidentiality of our information.
We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We base our program on multiple security frameworks including the National Institute of Standards and Technology ("NIST"), HIPAA, and privacy laws such as the E.U.’s GDPR. We also require that third-party service providers with access to personal or proprietary information implement and maintain cybersecurity practices consistent with applicable legal standards.
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
The head of our IT department is tasked with ensuring that the highest levels of management and our board of directors are informed about the cybersecurity posture and potential risks facing the Company. Our IT team regularly briefs our CEO about cybersecurity risk management. The IT staff regularly informs the Head of IT about the latest developments in cybersecurity, including potential threats and risk management techniques. In the event of a cybersecurity incident, the Head of IT is informed promptly following its detection, and our response is governed by a detailed incident response plan that includes prompt actions to mitigate the impact of the incident and longer-term strategies for remediation and prevention of future incidents. The Head of IT has also chartered an Information Security Steering Committee made up of cross-functional executive leaders that meets quarterly on topics such as the current cybersecurity landscape and emerging threats, status of ongoing cybersecurity initiatives and strategies, incident reports and learnings from any cybersecurity events, and compliance with regulatory requirements and industry standards.
Cybersecurity risk management is integrated into our broader risk management framework. Our audit committee of our board of directors, which has responsibility for oversight of risk management, also has responsibility for oversight of our program, policies and procedures related to information security and data protection. On a regular basis, the Audit Committee of our Board of Directors receives reports on cybersecurity risks as well as mitigation strategies and the status of initiatives to strengthen our information security systems. We also mandate a rigorous cybersecurity training program for all employees, which includes regular updates and assessments to ensure they are equipped to recognize and respond to potential cyber threats.
For a discussion of our risks related to cybersecurity, see the section titled, "Part1. Item 1A. Risk Factors – Risks Related to our Operations – Cybersecurity breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation." included in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
Our corporate headquarters is currently located in Billerica, Massachusetts, which consists of an approximately 91,600 square foot facility we lease for office and manufacturing purposes. We also lease office and laboratory space domestically in Bedford and Marlborough, Massachusetts and Georgetown, Texas, and internationally in the Netherlands, Sweden, and China. We do not currently occupy one of our Bedford facilities or two of the facilities acquired from Akoya (in Menlo Park, California and Marlborough, Massachusetts) and currently sublease a portion of these facilities.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Global Market under the symbol "QTRX."
Holders of Record
As of February 24, 2026, there were approximately 68 holders of record of our common stock.
Dividends
The declaration of dividends is at the discretion of our Board of Directors and depend on actual cash flow from operations, our financial condition, capital requirements, and any other factors our Board of Directors may consider relevant. Since our inception, we have not declared or paid any dividends.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to the section titled "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K for information required by Item 201(d) of Regulation S-K.
Unregistered Sales of Securities
There were no unregistered sales of equity securities during the year ended December 31, 2025.
Issuer Purchases of Equity Securities
Not applicable.

Stock Performance Graph
The following graph compares the cumulative total shareholder returns over the past five years for our common stock, the NASDAQ Composite Index, and the NASDAQ Biotechnology Index, assuming $100 invested on December 31, 2020, and reinvestment of dividends, if paid:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

200
180
160
140
120
100
80
60
40
20
0
12/20
12/21
12/22
12/23
12/24
12/25
Quanterix Corp
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Quanterix Corporation for the years ended December 31, 2025 and 2024. For a full understanding of our financial condition and results of operations, this discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in the section titled “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth under the sections titled “Part I, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Annual Report on Form 10-K. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,“ and “our” in this Annual Report on Form 10-K refer to Quanterix Corporation and its consolidated subsidiaries.
The discussion and analysis of our financial condition as of, and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is included in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S Securities and Exchange Commission (the "SEC") on March 17, 2025.
Overview
We are a life sciences company transforming healthcare innovation by accelerating biomarker breakthroughs from discovery to diagnostics using our ultra-sensitive translational research and spatial biology instruments, consumables, and services. We continue to invest in pushing a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our combined platforms have achieved significant commercial adoption with an installed base of over 2,500 instruments and scientific validation with citations in more than 6,200 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology, immunology, and inflammation.
Our proprietary digital “Simoa” detection technology enables customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. Multi-plexing biomarker analysis in tissue samples with our “Spatial Biology” platforms enables scientists to understand the localized interactions occurring on the cellular level. We believe our combination of technologies will enable scientists to help drive diagnostic innovation in the evolving healthcare landscape with data across the tissue to fluid continuum. Currently, the ability of our Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear.
Our instruments are designed to be used either with assays fully developed by us, including all antibodies and supplies required to run the assays, or with "homebrew" assay kits where we supply some of the components required for testing, and the customer supplies the remaining required elements. Accordingly, our installed instruments generate a recurring revenue stream. As the installed base of our instruments increases, we expect total consumables revenue to increase.
We also provide contract research services and clinical laboratory testing services, including four Laboratory Developed Tests ("LDT"), using our proprietary Simoa and Spatial Biology technology through our Accelerator Laboratory which is certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") (the "Accelerator Laboratory"). To date, we have completed over 2,600 projects for more than 500 customers from all over the world using our platforms.

We have an extensive base of worldwide customers including research laboratories, contract research organizations ("CROs"), academic institutions, and bio-pharmaceutical companies. We sell our instruments, consumables, and services through a direct field sales and support organizations in North America and Europe, and through our own sales force and distributors in additional countries, including Australia, Brazil, China, Czech Republic, India, Hong Kong, Israel, Japan, New Zealand, Qatar, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, and the United Arab Emirates.
Our total revenues were $138.9 million and $137.4 million for the years ended December 31, 2025 and 2024, respectively. Since our inception, we have incurred annual net losses, including net losses of $107.2 million and $38.5 million for the years ended December 31, 2025 and 2024, respectively.
We expect to incur operating losses into 2026 as we incur costs related to:
•expanding our research and development efforts to improve our existing, or to develop and launch, new assays and instruments. These expenses could be particularly significant if any of our products become subject to additional or more burdensome regulation by the U.S Food and Drug Administration (the "FDA");
•investing in Lucent Diagnostics, additional laboratory developed tests ("LDTs"), and other diagnostics initiatives including entry into translational pharma and clinical diagnostic markets;
•seeking Premarket Approval ("PMA"), de novo classification, or 510(k) clearance from the FDA for our existing or new products, including new assays and instruments, if or when we decide to market products for use in the prevention, diagnosis, or treatment of a disease or other condition;
•strategically acquiring and integrating companies or technologies that may be complementary to our business;
•making required earnout payments under the Emission, Inc. ("Emission") acquisition agreement, which are contingent upon the achievement of certain performance milestones;
•entering into collaboration arrangements, or in-license other products and technologies; and
•adding or enhancing operational, financial, and management information systems.
As further described in the section titled "Recent Business Developments - Restructuring Costs", in 2025 we implemented actions to realize many of the synergies of the acquisition of Akoya Biosciences, Inc. ("Akoya"). As a result of these actions and our continued integration activities, we expect to be cash flow breakeven in 2026, although our ability to achieve this goal is dependent on our success in meeting both revenue and expense objectives.
Recent Business Developments
Acquisitions
Akoya Biosciences, Inc.
On July 8, 2025, we acquired Akoya, a life sciences technology company based in Marlborough, Massachusetts delivering spatial biology solutions through the power of spatial phenotyping. Spatial phenotyping refers to a rapidly evolving technology that enables academic and biopharma scientists to detect and map the distribution of cell types and biomarkers across whole tissue samples at single-cell resolution, enabling advancements in their understanding of disease progression and patient response to therapy. Akoya commercializes proprietary instrument platforms, reagents, software, and services that offer end-to-end solutions to perform tissue analysis and spatial phenotyping from discovery through translational and clinical research and diagnostics.
Pursuant to the acquisition agreement, the consideration transferred was $151.0 million, which consisted of Quanterix common stock with a fair value of $49.9 million, $18.9 million of cash to Akoya shareholders, and $82.1 million of cash to settle Akoya's debt financing arrangement with Midcap Financial Trust (the "Midcap Trust Term Loan"). The debt payment included a $75.1 million payoff of the principal outstanding and $7.0 million in early termination, legal, and prepayment fees.

Emission, Inc.
On January 8, 2025, we acquired Emission, a life sciences manufacturing company based in Georgetown, Texas. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads its proprietary beads. The transaction is part of our plans to secure the use of Emission’s highly controlled beads in our next generation platforms and expansion into a new multi-plex segment targeting third-party original equipment manufacturer customers. As part of the acquisition of Emission, we made an upfront payment of $9.0 million, with up to an additional $1.0 million payable at the end of the holdback period, and a $10.0 million payment in the forth quarter of 2025 upon completion of certain technical milestones. Additionally, the selling shareholders of Emission (collectively, the “Emission Shareholders”) may receive up to an additional $50.0 million in earnout payments through December 31, 2029, contingent upon the achievement of certain performance milestones.
In connection with the closing of the acquisition, the parties entered into a call option agreement (the "Option Agreement"), in which the Emission Shareholders have the right to repurchase all of the outstanding capital stock of Emission for $10.0 million after five years if Emission’s revenues do not exceed $5.0 million in any one year during such five-year period. If the Emission Shareholders exercise the right to repurchase Emission under the Option Agreement and consummate the repurchase, we will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize our products.
For further information about the Akoya and Emission acquisitions, refer to Note 3 - Acquisitions in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

FDA 510(k) Submission for a Multi-Analyte Algorithmic Blood Test for Alzheimer’s Disease Detection
On January 31, 2026, we submitted a 510(k) premarket notification to the U.S. Food and Drug Administration ("FDA") for a multi-analyte algorithmic blood test for Alzheimer’s disease.
This submission represents a significant milestone in the Company’s mission to provide superior, non-invasive, high-performance diagnostic tools to aid in the evaluation of patients with cognitive symptoms for possible Alzheimer’s disease. The multi-analyte test previously received Breakthrough Device Designation from the FDA, a program intended to accelerate the development and review of devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases. The test is intended to aid in identifying whether patients with cognitive symptoms are likely to have amyloid brain plaques—a hallmark of Alzheimer’s—providing diagnostic clarity through a non-invasive blood test.
LucentAD Complete Medicare Pricing
In November 2025, the Centers for Medicare & Medicaid Services ("CMS") approved a reimbursement rate of $897 for our LucentAD Complete multiplex test. This milestone provides a nationally recognized reference price, an important step for coverage decision with private issuers, enables broader access and supports efforts to bring this multiplex diagnostic solution to hospitals and laboratories across the country. In addition, based on available data, we believe LucentAD Complete has the potential to obtain a Local Coverage Determination, which would support more consistent reimbursement of claims.
Goodwill Impairment
During 2025, we assessed several events and circumstances, including a larger than expected decline in the Company's revenue and bookings primarily due to the rapidly changing macro-economic conditions resulting from reductions in U.S. federal research funding, reductions in research and development spending by larger pharmaceutical customers, and new import tariffs. Based on a an impairment test of our goodwill as of June 30, 2025, which estimated the implied fair value of our then single reporting unit under a market valuation approach (using inputs such as our quoted stock price), we determined our entire goodwill balance was impaired. As a result, we recorded a $6.4 million impairment charge in the second quarter of 2025.

Restructuring Costs
In 2025, we announced actions to reduce operating costs, preserve cash, and realize anticipated synergies and other benefits of the Akoya acquisition, including reductions in our workforce. The actions we implemented in 2025 reduced our annualized operating expenses by approximately $74.0 million. As we continue to integrate Akoya, we expect to take additional steps into 2026 to further reduce our operating expenses, with a goal of reducing our annualized operating expenses by a total of approximately $85.0 million.
We incurred expenses of $8.0 million related to the reductions in force in 2025, substantially all of which relate to cash expenditures for severance and related benefits. These reductions in force were completed in 2025.
Components of Results of Operations
Revenues
During 2025, we experienced a larger than expected decline in our revenue and bookings, primarily due to rapidly changing macro-economic conditions. These macro-economic conditions, including reductions in U.S. federal research funding and new tariffs, impacted demand from academic customers and caused decreased demand from pharmaceutical customers as research and development spending and clinical trials slowed down. These conditions caused decreased revenue for our products and Accelerator Laboratory services.
We continue to see strong opportunities with our customers and expect that revenue and bookings in 2026 will be consistent with 2025.
Product Revenue
Our product revenues are generated from sales of (1) instruments, including the related installation, and (2) consumables and related revenues. Our products are sold directly to customers and are also sold through distributors in EMEA and Asia Pacific regions.
Instrument revenues consist of sales of our instruments. We currently sell our products for research use only ("RUO") applications directly to customers or through distributors. Customers' purchase processes for certain of our instruments can be long and as a result, instrument revenue can vary from period-to-period and can be concentrated to a small number of customers in any given period. Instruments sold directly to customers include an initial year service-type warranty, which is recorded in services and other revenue on the Consolidated Statements of Operations. Instruments sold to distributors include a license to import and resell the instruments and an initial year assurance-type warranty. Costs related to assurance-type warranties are recorded in cost of product revenue on the Consolidated Statements of Operations. Instrument sales may also be bundled with assays and other consumables, training, installation, and/or an extended service warranty.
Consumable and other revenues consist of sales of assays fully developed by us, including all antibodies and supplies required to run the assays, or with "homebrew" assay kits where we supply some of the components required for testing, and the customer supplies the remaining required elements. Consumable and other revenues also consist of replacement parts, reagents, and antibodies.
Service and Other Revenue
Service revenues generally consist of fixed fee contract research services through our Accelerator Laboratory, initial service-type warranties, extended service warranty contracts, repair services, and other services such as training.
Collaboration and License Revenue
Collaboration and license revenues consist of licensing our technology, intellectual property, and know-how associated with our instruments to third parties and for related services. License arrangements consist of sales or usage-based fees and/or future royalties.

Cost of Goods Sold and Services
Cost of Product Revenue
Cost of product revenue consists of manufacturing and assembly costs for instruments, related reagents, other consumables, contract manufacturer costs, personnel costs, overhead, and other direct costs related to product sales. Raw material part costs include inbound shipping and handling costs associated with purchased goods. Cost of product revenue also includes amortization expense for acquired intangibles that relate to the sale of products as well as royalty fees due to third parties from revenue generated by collaboration or license deals.
Cost of Service and Other Revenue
Cost of services and other revenue consists of direct costs associated with operating our Accelerator Laboratory on behalf of customers, including raw materials, personnel costs, royalties, allocated overhead and other related costs. Additional costs include costs related to warranty services and other costs of servicing equipment at customer sites.
Research and Development Expense
Research and development expense consists of personnel costs, research supplies, third-party development costs for new products, materials for prototypes, quality assurance, and allocated overhead costs that include facility and other related costs. Our research and development efforts have focused primarily on supporting development and commercialization of new and existing products and improved product quality. We believe that our continued investment in research and development is essential to our long-term competitive position. We have made substantial investments in research and development since our inception and we expect to continue to drive innovation through investments in future product development.
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
We expect to increase the size of our selling, general and administrative functions to support the growth in our business. However, we intend to manage the rate of increase in selling, general and administrative expenses in the future so that it remains below any future rate of increase in revenues.
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
Other Lease Costs
Other lease costs consist of the amortization of operating lease right-of-use assets and other facility operating expenses from leased facilities we are not using as a result of restructurings.
Impairment and Restructuring Costs
Impairment and restructuring costs primarily consists of charges recorded as a result of 2025 restructuring actions and the corresponding impairment of a portion of our goodwill and long-lived assets (including operating lease right-of-use assets, property and equipment), which were determined to have carrying values exceeding their fair values.

Comparison of Results of Operations for Years Ended December 31, 2025 and 2024:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Year Ended December 31,				Increase (Decrease)
	2025	% of revenue	2024	% of revenue	Amount	%
Revenues:
Product revenue	$92,941	67%	$79,740	58%	$13,201	17%
Service and other revenue	44,212	32%	51,244	37%	(7,032)	(14)%
Collaboration and license revenue	1,501	1%	4,452	3%	(2,951)	(66)%
Grant revenue	243	—%	1,985	1%	(1,742)	(88)%
Total revenues	138,897	100%	137,421	100%	1,476	1%
Costs of goods sold and services:
Cost of product revenue	50,981	37%	33,304	24%	17,677	53%
Cost of service and other revenue	22,957	16%	21,013	16%	1,944	9%
Total costs of goods sold and services	73,938	53%	54,317	40%	19,621	36%
Gross profit	64,959	47%	83,104	60%	(18,145)	(22)%
Operating expenses:
Research and development	35,922	26%	31,082	23%	4,840	16%
Selling, general and administrative	138,008	99%	101,618	74%	36,390	36%
Other lease costs	844	1%	3,020	2%	(2,176)	(72)%
Impairment and restructuring	15,727	11%	—	—%	15,727	100%
Total operating expenses	190,501	137%	135,720	99%	54,781	40%
Loss from operations	(125,542)	(90)%	(52,616)	(39)%	(72,926)	139%
Interest income	8,567	6%	14,655	11%	(6,088)	(42)%
Change in fair value of contingent liabilities	4,547	3%	—	—%	4,547	100%
Other income (expense), net	157	—%	(136)	—%	293	(215)%
Loss before income taxes	(112,271)	(81)%	(38,097)	(28)%	(74,174)	195%
Income tax benefit (expense)	5,121	4%	(434)	—%	5,555	(1280)%
Net loss	$(107,150)	(77)%	$(38,531)	(28)%	$(68,619)	178%
Revenues
Total revenues increased $1.5 million, or 1%, to $138.9 million for the year ended December 31, 2025, compared to $137.4 million for the year ended December 31, 2024.
For the year ended December 31, 2025, product revenue of $92.9 million consisted of instrument sales of $17.9 million and sales of consumables and other products of $75.1 million. Product revenue increased $13.2 million, or 17%, compared to $79.7 million for the year ended December 31, 2024. The increase in product revenue was primarily due to the acquisition of Akoya, which added $21.9 million of product revenue. Product revenue for the legacy Quanterix business decreased $8.7 million, or 11%, primarily due to decreased demand for consumables as a result of the changing macro-economic conditions. Legacy Quanterix instrument sales in 2025 were consistent with 2024.
Service and other revenue decreased $7.0 million, or 14%, to $44.2 million for the year ended December 31, 2025, compared to $51.2 million for the year ended December 31, 2024. This decrease was primarily due to a decrease of $18.8 million, or 37%, in the legacy Quanterix business due to the macro-economic conditions impacting demand for large projects from pharmaceutical customers and the completion of an agreement with Eli Lilly and Company which generated $4.5 million of revenue in 2024. The decrease was partially offset by the acquisition of Akoya, which added $11.8 million of service and other revenue. Akoya's service and other revenue includes $2.7 million of non-cash revenue from the off-

market component of an acquired contract and represents a portion of the purchase accounting fair value adjustment that would have been recognized by a market participant.
Collaboration and license revenue decreased $3.0 million, or 66%, to $1.5 million for the year ended December 31, 2025, compared to $4.5 million for the year ended December 31, 2024. The decrease was primarily due to LDT and other diagnostic related license revenues in 2024 that did not repeat in 2025.
Grant revenue decreased $1.7 million, or 88%, to $0.2 million for the year ended December 31, 2025, compared to $2.0 million for the year ended December 31, 2024. The decrease was primarily due to completion of milestones in 2024 under certain grants.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $19.6 million, or 36%, to $73.9 million for the year ended December 31, 2025 compared to $54.3 million for the year ended December 31, 2024.
Cost of product revenue increased $17.7 million, or 53%, to $51.0 million for the year ended December 31, 2025, compared to $33.3 million for the year ended December 31, 2024. The increase was primarily due to the acquisition of Akoya, which added $14.1 million to cost of product revenue. Cost of product revenue for the legacy Quanterix business increased $3.9 million primarily due to lower cost absorption as a result of lower output and increased costs due to the introduction of new assays. These increases were partially offset by decreases in headcount and related compensation and benefit costs from the restructuring implemented in 2025.
Cost of service and other revenue increased $1.9 million, or 9%, to $23.0 million for the year ended December 31, 2025, compared to $21.0 million for the year ended December 31, 2024. This increase was primarily due to the acquisition of Akoya, which added $7.6 million to cost of service and other revenue. Cost of service revenue for the legacy Quanterix business decreased $5.6 million primarily due to decreases in headcount and related compensation and benefit costs from the restructuring implemented in 2025 and decreased demand for Accelerator Laboratory services.
Research and Development
Research and development expense increased $4.8 million, or 16%, to $35.9 million for the year ended December 31, 2025, compared to $31.1 million for the year ended December 31, 2024. This increase was primarily due the acquisition of Akoya, which added $3.2 million of research and development expenses. Research and development expense for the legacy Quanterix business increased $1.4 million primarily due to a $5.1 million charge associated with the contingent compensation payable pursuant to the terms of the Emission acquisition. This increase was partially offset by a $2.9 million decrease in costs of outside services, research lab supplies, and equipment related to product development and $0.8 million due to decreases in headcount and related compensation and benefit costs from the restructuring implemented in 2025.
Selling, General and Administrative
Selling, general and administrative expense increased $36.4 million, or 36% to $138.0 million for the year ended December 31, 2025, compared to $101.6 million for the year ended December 31, 2024. Included within selling, general and administrative expense are $5.6 million and $8.1 million of shipping and handling costs for product sales for the years ended December 31, 2025 and 2024, respectively.
The increase was partially due to the acquisition of Akoya, which added $14.8 million of selling, general and administrative expenses. Selling, general and administrative expense for the legacy Quanterix business increased $21.9 million primarily due to (1) $16.4 million of non-recurring acquisition and integration costs related to the acquisition of Akoya, (2) a $4.9 million charge associated with the contingent compensation payable pursuant to the terms of the Emission acquisition, (3) a $1.6 million increase in software and information technology expenses, and (4) a $1.3 million increase related to a leased facility we began using in the fourth quarter of 2024. These increases were partially offset by a $2.5 million decrease in shipping and handling costs primarily due to lower sales and a $1.5 million decrease in audit fees including the remediation of the prior year material weaknesses in our internal control over financial reporting.

Other Lease Costs
Other lease costs decreased $2.2 million, or 72%, to $0.8 million for the year ended December 31, 2025, compared to $3.0 million for the year ended December 31, 2024. In the fourth quarter of 2024, we began using one of the leased facilities that we did not occupy as a result of a restructuring in 2022. Accordingly, as of the fourth quarter of 2024, the amortization of the operating lease right-of-use asset and related leased facility operating expenses at this facility are no longer recorded in other lease costs.
Impairment and Restructuring
We recorded impairment and restructuring costs of $15.7 million for the year ended December 31, 2025 relating to a goodwill impairment charge, severance and related benefit expenses from the 2025 restructuring actions, and impairment of leased facilities acquired in the Akoya acquisition that we are not using. No such costs were recorded in the year ended December 31, 2024.
Income Tax Benefit (Expense)
Income tax benefit was $5.1 million for the year ended December 31, 2025 compared to income tax expense of $0.4 million for the year ended December 31, 2024. The change was primarily due to the release of a portion of our valuation allowance on deferred tax assets due to temporary tax differences related to the acquisitions of Emission and Akoya.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of December 31, 2025, we had $29.8 million of cash and cash equivalents and $88.4 million of marketable securities. Historically, we have also financed our operations through equity offerings and borrowings from credit facilities. Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, general corporate expenses, and contingent payments related to our acquisition activity.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Annual Report on Form 10-K.
As a result of the acquisition of Akoya, along with actions already taken to reduce operating costs, preserve cash, and realize anticipated synergies and other benefits of acquisition, we expect to be cash flow breakeven in 2026, although our ability to achieve this goal is dependent on our success in meeting both revenue and expense objectives.
Our future capital requirements will depend on many factors, including, but not limited to, our pace of growth, expansion, or introduction of new instruments, assays, and services, including Lucent Diagnostics and advancing access to our diagnostic tests, market acceptance of our products and services, regulatory requirements, regulatory approval of our products or services, and the effects of competition, technological developments, and broader market and economic trends.
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

Cash Flows
The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(77,236)	$(35,164)
Net cash provided by (used in) investing activities	50,231	(82,265)
Net cash provided by (used in) financing activities	(708)	456
Net decrease in cash, cash equivalents, and restricted cash	$(27,713)	$(116,973)
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to develop new products and services, invest in process and product improvements, and increase our sales and marketing efforts. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business, and built our infrastructure, however we expect to be cash flow breakeven in 2026, although our ability to achieve this goal is dependent on our success in meeting revenue and expense objectives.
Net cash used in operating activities was $77.2 million and $35.2 million for the years ended December 31, 2025 and 2024, respectively. The $42.1 million increase in net cash used in operating activities was primarily driven by an overall increase in our net loss, partially due to the inclusion of Akoya's operating results, adjusted for non-cash items. These non-cash items primarily related to stock-based compensation expense, depreciation and amortization, and impairment charges. The increase was partially offset by changes in working capital items, primarily a decrease in accounts receivable from improved collections and a decrease in inventory from lower raw materials purchases. Cash used in operations also included payments for professional fees supporting due diligence, legal, and accounting activities related to the acquisition of Akoya.
Investing Activities
Our primary investing activities consist of purchases of marketable securities. Additionally, we use funds to acquire companies and to make capital expenditures for the purchase of equipment to support our infrastructure.
Net cash provided by investing activities was $50.2 million during the year ended December 31, 2025, which reflected $93.2 million used for the acquisitions of Akoya and Emission, $69.8 million of purchases of marketable securities, $2.6 million of purchases of property and equipment, offset by $215.8 million of proceeds from the maturities of marketable securities.
Net cash used in investing activities was $82.3 million during the year ended December 31, 2024, which reflected $295.6 million of purchases of marketable securities, $3.4 million of purchases of property and equipment and $216.7 million of proceeds from the maturities of marketable securities.
Financing Activities
Net cash used in financing activities was $0.7 million and net cash provided by financing activities was $0.5 million during the year ended December 31, 2025 and 2024, respectively, primarily from sales of our common stock under our employee stock purchase plan and from the exercise of options under our equity incentive plan.
Future Cash Obligations
In addition to the future cash obligations described below, we have other payables and liabilities that may be legally enforceable but are not considered contractual commitments. Refer to Note 16 - Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a summary of our purchase commitments and other obligations as of December 31, 2025.

Emission Acquisition
The acquisition of Emission includes an arrangement where up to $50.0 million of cash could be payable to the selling shareholders based on the amount and timing of certain performance targets over a five-year period ending December 31, 2029 (the "Emission Earnout"). The Emission Earnout is recorded at fair value each reporting period and at December 31, 2025 was fair valued at $2.0 million.
PKI/Revvity License Agreement
Through the acquisition of Akoya, the Company assumed a license and contingent payment obligation ("PKI License") from Akoya's 2018 purchase of the QPS division of PerkinElmer, Inc., subsequently known as Revvity, Inc. Under the PKI License, w required to pay single digit royalties based on net sales of certain products and services. Amounts due under the PKI License are payable annually through March 2033 and there is no limit on the amount of consideration that could be owed. Akoya's payments under the PKI License have historically been in the range of approximately $1.0 million to $2.0 million per year. In accordance with ASC 805 - Business Combinations, we measure and recognize the PKI License as a liability at fair value. At December 31, 2025, the fair value was $3.7 million.
Operating Leases
We lease office, laboratory, and manufacturing space for our employees and operations, as well as office equipment, under non-cancellable operating lease agreements (refer to Note 15 - Leases in the Notes to Consolidated Financial Statements). The remaining duration of non-cancellable operating leases ranges from four months to seven years. Remaining lease payments within one year, within two to three years, within four to five years, and greater than five years from December 31, 2025 are $10.2 million, $17.3 million, $15.6 million, and $0.7 million, respectively.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience, worldwide economic conditions, both general and specific to the life sciences industry, and on various other assumptions we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis, and changes in accounting estimates may occur from period to period. Accordingly, actual results could differ significantly from the estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Our significant accounting policies are described in Note 2 - Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We believe that the assumptions and estimates in the following critical accounting policies involve a greater degree of judgment and complexity and accordingly are the most critical to understanding and evaluating the potential impact to our Consolidated Financial Statements.
Revenue from Contracts with Customers
We generate revenue from the sale of products, services, and licenses, as further described in the section titled "Components of Results of Operations".
For contracts with customers, we recognize revenue when a customer obtains control of promised products or services, for an amount that reflects the consideration expected to be received in exchange for those products or services. We follow the five-step framework prescribed by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 - Revenue from Contracts with Customers ("ASC 606") to determine revenue recognition: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Revenues are presented net of any sales, value added, or similar taxes collected from customers and remitted to the government.

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
Sales of instruments directly to customers include installation and an initial year service-type warranty (which guarantees that our instruments are free from material defects in workmanship and materials, excluding normal wear and tear, and maintenance services). We have determined that the instrument and installation are a combined performance obligation in cases where a customer has a contractual acceptance right that applies through the installation of the instrument. The included service-type warranty is considered a separate performance obligation since a customer could benefit from it independently with readily available resources and is capable of being sold on its own.
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
For contracts that contain multiple performance obligations, the transaction price is allocated among the performance obligations on a relative basis according to their standalone selling prices ("SSP"). Determining the SSP for performance obligations requires judgment. We determine SSP based on factors including prices charged to customers in observable transactions, internal pricing objectives and list prices, pricing of similar products, expected costs to manufacture our products, and estimated margins. We have more than one range of standalone selling price for certain products and services based on the geographic location of the customer and sales channel.
The majority of our products and services are recognized at the point in time we transfer control to the customer.
For product revenues, direct instrument sales that require installation prior to contractual acceptance, the combined performance obligation is recognized upon completion of the instrument’s installation. For direct instrument sales that do not contain contractual acceptance and instrument sales to distributors, revenue is recognized based on the agreed upon shipping terms (either upon shipment or delivery) as that is when transfer of control passes to the customer.

Service revenues generated from contract research services in our Accelerator Laboratory are generally recognized over time, using an output method based on the number of completed test results, since the work performed does not have an alternative use and we maintain a contractual right to payment for service performed (including a reasonable profit margin). For performance obligations that are not recognized over time, they are recognized at the point in time when we complete and deliver the research results. Service revenues generated from warranties and service contracts are recognized ratably over the service period as the customer simultaneously receives and benefits from the services.
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
The determination of the fair values of these assets and liabilities involves significant judgment in selecting inputs used in a valuation methodology, including, but not limited to, projected revenues and expenses, future changes in technology, estimated selling prices, replacement costs or margins, customer attrition rates, covenants not to compete, obsolescence of developed technologies, the likelihood and timing of achieving milestones or performance targets, discount rates, and assumptions about the period of time a brand will continue to be used. We typically engage third-party valuation experts to assist us with the fair value analyses. Our estimates of fair value are based upon assumptions and inputs we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. A change in the inputs used could have a material impact on the estimated fair values.
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
Acquired customer contracts may contain off-market terms. We record an additional contract asset or liability for such favorable or unfavorable terms at their estimated acquisition date fair values. Determining the fair value involves significant judgment to assess the economic returns that could be realized in a market transaction and can include the following inputs in a valuation methodology: projected revenue, expected profit margin, and discount rates.
Business combinations may also include contingent liabilities to be paid based on the occurrence of future events, such as the completion of a technical milestone or upon meeting certain performance targets. Contingent liabilities treated as purchase price are recorded at fair value, as described above, at the acquisition date. We remeasure the fair value of outstanding contingent liabilities at each reporting period and changes are recognized in change in fair value of contingent liabilities on the Consolidated Statements of Operations.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill is required to be assessed for impairment at least annually or whenever events or circumstances indicate that there may be an impairment. Absent an event that indicates a specific impairment may exist, we have selected October 1st as the date to perform our annual goodwill impairment test.

An impairment assessment requires evaluating a potential impairment at the reporting unit level using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Reporting units are determined based on the components of our operating segments that constitute a business for which financial information is available and for which operating results are regularly reviewed by segment management. Judgment is required in determining the use of a qualitative or quantitative assessment, as well as in determining a reporting unit’s estimated fair value, as it requires us to make estimates of market conditions and operational performance, including items such as projected financial results, discount rates, control premiums, or valuation multiples for key financial metrics.
We completed our annual goodwill impairment test as of October 1, 2025 utilizing a qualitative assessment to determine if it was more likely than not that the fair values of each of our reporting units was less than their respective carrying values and concluded that no impairments existed.
At least annually or whenever events or circumstances change, we assess whether an indefinite-lived intangible assets has been abandoned, in which case it would be written off, or if its estimated fair value is below its carrying value, in which case it could be impaired.
Impairment of Long-Lived Assets
We continually evaluate whether events or circumstances have occurred that indicate the carrying value of any of our definite lived intangible assets or other long-lived assets may not be recoverable, or the estimated remaining useful life or estimated remaining lease term may require revision. Additionally, we continually assess the determination of our asset groups, which primarily focuses on changes in our operating structure, the way in which we expect to deploy our assets, or how we intend to recover the cost of our assets.
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
Future events could cause us to conclude that impairment indicators exist and that goodwill, intangible assets, or other long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our results of operations.
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
We believe that the presentation of these non-GAAP financial measures provides supplemental information useful to investors in understanding our underlying operating results and trends. We use these non-GAAP financial measures to evaluate our operating performance in a manner that allows for meaningful period-to-period comparison and analysis of trends in our business and our competitors. We believe that presentation of these non-GAAP financial measures provides useful information to investors in assessing our operating performance within our industry and to allow comparability with the presentation of other companies in our industry.
The non-GAAP financial measures presented here should be considered in conjunction with, and not as a substitute for, the financial information presented in accordance with U.S. GAAP.

Set forth below is a reconciliation of adjusted gross profit, adjusted gross margin, adjusted total operating expenses, and adjusted loss from operations from their most directly comparable GAAP financial measures (in thousands, except percentages, unaudited):

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Gross profit	$20,038	$22,169	$64,959	$83,104
Shipping and handling costs	(1,400)	(1,885)	(5,581)	(8,113)
Purchase accounting impact on inventory and property and equipment (1)	356	—	391	—
Amortization of acquired intangible assets (2)	2,953	—	5,946	—
Adjusted gross profit (non-GAAP)	$21,947	$20,284	$65,715	$74,991

Total revenues	$43,855	$35,161	$138,897	$137,421
Gross margin (gross profit as % of total revenues)	45.7%	63.0%	46.8%	60.5%
Adjusted gross margin (non-GAAP) (adjusted gross profit as % of total revenues)	50.0%	57.7%	47.3%	54.6%

Total operating expenses	$44,789	$36,938	$190,501	$135,720
Shipping and handling costs	(1,400)	(1,885)	(5,581)	(8,113)
Purchase accounting impact on property and equipment (1)	(416)	—	(628)	—
Amortization of acquired intangible assets (2)	(80)	—	(153)	—
Acquisition and integration related costs (3)	(1,384)	(1,100)	(16,416)	(1,100)
Earnout recorded as compensation expense (4)	(1,871)	—	(10,000)	—
Impairments and employee separation costs (5)	(2,687)	—	(17,531)	—
Adjusted total operating expenses (non-GAAP)	$36,951	$33,953	$140,192	$126,507

Loss from operations	$(24,751)	$(14,769)	$(125,542)	$(52,616)
Purchase accounting impact on property and equipment (1)	772	—	1,019	—
Amortization of acquired intangible assets (2)	3,033	—	6,099	—
Acquisition and integration related costs (3)	1,384	1,100	16,416	1,100
Earnout recorded as compensation expense (4)	1,871	—	10,000	—
Impairments and employee separation costs (5)	2,687	—	17,531	—
Adjusted loss from operations (non-GAAP)	$(15,004)	$(13,669)	$(74,477)	$(51,516)
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
(5)Impairment charges for goodwill and acquired leased facilities not in use, as well as one-time severance and benefit costs.
Recent Accounting Pronouncements
Refer to Note 2 - Significant Accounting Policies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and effects on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market risks, including fluctuations in foreign currency exchange rates and interest rates affecting the return on our cash, cash equivalents, and marketable securities.
Foreign Currency Exchange Risk
As we expand internationally, our results of operations and cash flows will become increasingly subject to foreign exchange rate fluctuations. For the years ended December 31, 2025 and 2024, approximately 40% and 37%, respectively, of our total revenue was generated from customers located outside of the United States. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States, with a portion of expenses incurred in Canada, China, Europe, and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign exchange rates in Canadian dollars, Euros, British pounds, Swedish krona, Japanese yen, Chinese yuan, and other foreign currencies. Fluctuations in exchange rates could harm our business in the future. As of December 31, 2025, the effect of a hypothetical 10% adverse change in exchange rates on foreign denominated cash and payables would not have been material and a similar adverse change on foreign denominated receivables would decrease potential cash inflows by $0.6 million.
To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Risk
We had cash and cash equivalents of $29.8 million and marketable securities of $88.4 million as of December 31, 2025. All cash, cash equivalents, and marketable securities are held at large commercial banks. Marketable securities consisted entirely of highly rated debt securities including commercial paper, U.S. Treasuries, corporate notes and bonds, U.S. Government agency bonds, and similar types of debt securities. Due to the short-term nature and investment grade quality of these investments, we do not believe we have material exposure to changes in interest rates. Additionally, if needed, we have the ability to hold our marketable securities until maturity (without giving effect to any future acquisitions or mergers) and we do not hold or issue financial instruments for trading purposes. Therefore, we do not expect our operating results or cash flows to be affected materially by a sudden change in market interest rates.
Declines in interest rates, however, would reduce future investment income. If overall interest rates had decreased by a hypothetical 10% during the year ended December 31, 2025, our interest income would have decreased by approximately $0.9 million.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of

December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework"). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financing reporting was effective as of December 31, 2025.
The foregoing evaluation excludes our acquisition of Akoya Biosciences, Inc. ("Akoya") on July 8, 2025 (refer to Note 3 - Acquisitions in the Notes to Consolidated Financial Statements). The acquisition of Akoya was accounted for as a business combination and Akoya's operating results have been included in our Consolidated Financial Statements since the acquisition date. In accordance with guidance from the staff of the SEC, companies are permitted to exclude acquisitions from their evaluation of internal control over financial reporting for the first year after an acquisition. Akoya represented approximately 43% of the Company's total assets, excluding the preliminary value of goodwill, and 24% of the Company's total revenues as of and for the year ended December 31, 2025.
The Company’s independent registered public accounting firm, KPMG LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.
Remediation of Previously Identified Material Weaknesses
In preparing our financial statements in connection with our Annual Report on Form 10-K for the year ended December 31, 2024 and continuing through the nine months ended September 30, 2025, we previously identified and disclosed material weaknesses in our internal controls associated with the valuation of inventory, including excess and obsolescence reserves and the capitalization of labor and overhead costs and the accounting for Accelerator Laboratory revenue, a component of our service and other revenue.
Following the identification of the material weaknesses, and with the oversight of our audit committee, we commenced remediation efforts which continued during fiscal 2025 to address the material weaknesses and enhance our control environment, including our internal control over financial reporting. Our remediation efforts included:
•hiring a Vice President, SOX Transformation and personnel for our internal SOX Transformation team. This team:
◦oversaw the remediation of our material weaknesses and improvements across our internal controls;
◦evaluated and designed effective and scalable internal controls, and strengthened the documentation of our existing controls;
◦established new internal controls evaluating the accounting for inventory and enhanced inventory valuation review procedures;
◦enhanced and expanded our existing revenue recognition control procedures and attributes to sufficiently document our assessment of, and reviews over, information used to record Accelerator Laboratory revenue; and
◦provided trainings on a regular basis related to internal control over financial reporting for all control owners.
•implementing new software solutions to automate key manual inventory valuation processes and outputs;

•designing and implementing new controls;
•bringing additional internal systems into the scope of our internal control environment to reduce reliance on manual processes and controls;
•continued execution of controls that we worked to improve during fiscal year 2024 that did not have a sufficient period of time to demonstrate operating effectiveness as of December 31, 2024, including the analysis of labor and overhead cost capitalization and related controls implemented in the fourth quarter of 2024; and
•evaluating, enhancing, and adding personnel in the finance organization with a focus on the requisite experience in the areas of accounting, SEC financial reporting, and internal control compliance.
Based on these remediation actions, as well as testing the operating effectiveness of the applicable financial reporting controls over a sustained period of financial reporting cycles, we have concluded that all previously reported material weaknesses have been effectively remediated as of December 31, 2025.
Changes in Internal Control over Financial Reporting
Other than the changes outlined related to the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, New York, NY, (PCAOB ID 185).
The other information required by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements
The Consolidated Financial Statements are included beginning on page F-1 attached hereto and are filed as part of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.
(3)Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1@	Share Purchase Agreement, dated December 16, 2024, by and among Quanterix Corporation, Emission Inc., the Shareholders of Emission Inc. and the Shareholder Representative		8-K	12/17/2024	001-38319

2.2#	Amended and Restated Agreement and Plan of Merger, dated March 28, 2025, by and among the Registrant, Wellfleet Merger Sub, Inc., and Akoya Biosciences, Inc.		8-K	4/29/2025	001-38319

3.1	Amended and Restated Certificate of Incorporation		8-K	10/2/2025	001-38319

3.2	Restated Bylaws		8-K	10/2/2025	001-38319

4.1	Description of Securities		10-K	3/13/2020	001-38319

4.2	Form of Common Stock Certificate		S-1	11/9/2017	333-221475

10.1.1+	2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.1.2+	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.1.3+	Form of Non-qualified Stock Option Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.1.4+	Form of Restricted Stock Agreement under the 2007 Stock Option and Grant Plan, as amended		S-1	11/9/2017	333-221475

10.2.1+	2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.2.2+	Form of Stock Option Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

10.2.3+	Form of Restricted Stock Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		S-1/A	11/27/2017	333-221475

10.2.4+	Form of Restricted Stock Unit Agreement under the 2017 Employee, Director and Consultant Equity Incentive Plan		10-K	2/29/2024	001-30319

10.3.1+	Akoya Biosciences, Inc. 2021 Equity Incentive Plan and form of stock option agreement thereunder		S-1/A	4/12/2021	333-254760

10.3.2+	Akoya Biosciences, Inc. Form of Indemnification Agreement		8-K	12/13/2024	001-40344

10.4.1+	Amended and Restated 2025 Inducement Plan		S-8	1/15/2026	333-292362

10.4.2+	Form of Stock Option Agreement under the 2025 Inducement Plan		S-8	12/22/2025	333-292362

10.4.3+	Form of Restricted Stock Unit Agreement under the 2025 Inducement Plan		S-8	12/22/2025	333-292362

10.5.1+	Employment Agreement, dated August 3, 2023, between the Registrant and Vandana Sriram		8-K	8/9/2023	001-38319

10.5.2+	Amendment, effective as of April 11, 2024, to the Employment Agreement, dated August 3, 2023, between the Registrant and Vandana Sriram		8-K	4/12/2024	001-38319

10.7.1+	Amended and Restated Employment Agreement, dated April 25, 2022, between the Registrant and Dr. Masoud Toloue		8-K	4/29/2022	001-38319

10.7.2+	Amendment, dated April 9, 2024, to the Amended and Restated Employment Agreement, dated April 25, 2022, between the Registrant and Dr. Masoud Toloue		8-K	4/12/2024	001-38319

10.7.3+	Separation Agreement by and between the Company and Masoud Toloue		8-K	1/8/2026	001-38319

10.8+	Employment Agreement by and between the Company and William Donnelly	X

10.9+	Employment Agreement by and between the Company and Everett Cunningham		8-K	1/8/2026	001-38319

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.10.1*	Exclusive License Agreement, dated June 18, 2007, between the Registrant and Tufts University, as amended on April 29, 2013		S-1	11/9/2017	333-221475

10.10.2*	Second Amendment, dated August 22, 2017, to the Exclusive License Agreement between the Registrant and Tufts University		S-1	11/9/2017	333-221475

10.10.3@	Third Amendment, dated September 25, 2020, to the Exclusive License Agreement between the Registrant and Tufts University		10-Q	11/6/2020	001-38319

10.11.1*	Supply and Manufacturing Agreement, dated September 14, 2011, between the Registrant and STRATEC Biomedical AG		S-1	11/9/2017	333-221475

10.11.2	First Amendment to Supply and Manufacturing Agreement, dated October 17, 2013, between the Registrant and STRATEC Biomedical AG		S-1	11/9/2017	333-221475

10.12.1*	STRATEC Development Services and Equity Participation Agreement, dated August 15, 2011, between the Registrant and STRATEC Biomedical Systems AG		S-1	11/9/2017	333-221475

10.12.2*
First Amendment to STRATEC Development Services and Equity Participation Agreement and Second Amendment to Supply and Manufacturing Agreement, dated November 18, 2016, between the Registrant and STRATEC Biomedical AG
			S-1	11/9/2017	333-221475

10.13@	Third Amendment to Supply and Manufacturing Agreement, entered into on June 17, 2025 and effective as of January 1, 2025 between the Registrant and STRATEC SE		10-Q	8/7/2025	001-38319

10.14*	Manufacturing Services Agreement, dated November 23, 2016, between the Registrant and Paramit Corporation		S-1	11/9/2017	333-221475

10.15*	Exclusivity (Equity) Agreement, dated November 17, 2015, by and between Akoya Biosciences, Inc. and The Board of Trustees of the Leland Stanford Junior University		S-1	3/26/2021	333-254760

10.16*	Amendment No. 1 to the License Agreement, dated November 18, 2016, by and between Akoya Biosciences, Inc. and the Board of Trustees of the Leland Stanford Junior University		S-1	3/26/2021	333-254760

10.17*	Manufacturing Agreement, dated July 17, 2019 between Akoya Biosciences, Inc. and Columbia Electrical Contractors, Inc.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.18*	License and Royalty Agreement, dated September 28, 2018, by and among Akoya Biosciences, Inc., PerkinElmer Health Services, Inc., Cambridge Research and Instrumentation, Inc., and VisEn Medical Inc.		S-1	3/26/2021	333-254760

10.19*	Exclusive Patent License Agreement, dated June 26, 2018, by and between Akoya Biosciences, Inc. and the University of Washington		S-1	3/26/2021	333-254760

10.20	Cooperation Agreement, by and between Quanterix Corporation, Kent Lake PR LLC and Kent Lake Partners LP, dated August 4, 2025		8-K	8/4/2024	001-38319

10.21+	Form of Indemnification Agreement		S-1/A	11/27/2017	333-221475

10.22	Lease Agreement by and between SSI 900 Middlesex MA LP and the Registrant, dated October 2, 2018		8-K	10/5/2018	001-38319

10.23	Lease Agreement by and between the Registrant and XChange Owner LLC, dated January 28, 2022		8-K	1/31/2022	001-38319

10.24+	Amended and Restated Non-Employee Director Compensation Policy	X

10.25.1#	Voting and Support Agreement, dated April 28, 2025, by and among the Registrant and certain stockholders of Akoya Biosciences, Inc. named therein.		8-K	4/29/2025	001-38319

10.25.2*	Consent and Waiver under the Voting and Support Agreement, dated April 28, 2025, by and among the Registrant and certain stockholders of Akoya Biosciences, Inc. named therein		8-K	4/29/2025	001-38319

10.26.1	Securities Purchase Agreement between the Registrant and Akoya Biosciences, Inc. dated April 2, 2025		8-K	4/4/2025	001-38319

10.26.2	Amendment No. 1, dated April 28, 2025, to the Securities Purchase Agreement between the Registrant and Akoya Biosciences, Inc. dated April 2, 2025		8-K	4/29/2025	001-38319

19.1	Quanterix Insider Trading Policy	X

21.1	Subsidiaries of Registrant	X

23.1	Consent of KPMG LLP	X

23.2	Consent of Ernst & Young LLP	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Policy relating to recovery of erroneously awarded compensation		10-K	2/29/2024	001-38319

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________

+	Management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted for portions of this Exhibit. Redacted portions have been filed separately with the SEC.

@	Portions of this document (indicated by "[***]") have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

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
QUANTERIX CORPORATION

Date: March 2, 2026	By:	/s/ EVERETT CUNNINGHAM
Everett Cunningham
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EVERETT CUNNINGHAM	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Everett Cunningham

/s/ VANDANA SRIRAM	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2026
Vandana Sriram

/s/ WILLIAM DONNELLY	Director and Chairman of the Board	March 2, 2026
William Donnelly

/s/ JEFFREY T. ELLIOTT	Lead Independent Director	March 2, 2026
Jeffrey T. Elliott

/s/ KAREN A. FLYNN	Director	March 2, 2026
Karen A. Flynn

/s/ GARRET HAMPTON, Ph.D.	Director	March 2, 2026
Garret Hampton, Ph.D.

/s/ MYLA LAI-GOLDMAN M.D.	Director	March 2, 2026
Myla Lai-Goldman M.D.

/s/ IVANA MAGOVČEVIĆ-LIEBISCH, PH.D., J.D.	Director	March 2, 2026
Ivana Magovčević-Liebisch, Ph.D., J.D.

/s/ SCOTT MENDEL	Director	March 2, 2026
Scott Mendel

/s/ ALAN SACHS, M.D., Ph.D.	Director	March 2, 2026
Alan Sachs, M.D., Ph.D.

QUANTERIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Quanterix Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Quanterix Corporation and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes collectively, the consolidated financial statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Akoya Biosciences, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Akoya Biosciences, Inc.’s internal control over financial reporting associated with 43% of total assets, excluding the preliminary value of goodwill and 24% of the total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Akoya Biosciences, Inc.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recoverability of an asset group
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company reviews its long-lived assets to evaluate whether events or circumstances have occurred that indicate that the carrying amount of such assets may not be fully recoverable or that the estimated remaining useful lives (or estimated remaining lease term) may warrant revision. To assess the recoverability of a long-lived asset or asset group, the Company compares the estimated undiscounted future cash flows for the estimated remaining useful life, or estimated lease term, of the asset (or the primary asset in the asset group) to its carrying value. As of December 31, 2025, long-lived assets included property and equipment, net, definite lived intangible assets, net, and operating lease right-of-use assets of $23.7 million, $112.5 million, and $16.6 million, respectively.

We identified the assessment of the recoverability of an asset group as a critical audit matter. Subjective and challenging auditor judgment, including the use of specialized skills and knowledge, was required to assess the accounting analysis and measurement of the asset disposal value used in the undiscounted cash flows associated with the asset group. Changes in the asset disposal value could have had a significant effect on the Company's assessment of the recoverability of the asset group.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the accounting analysis and measurement of the disposal value of the asset group. We assessed the reasonableness of the Company’s accounting analysis of the asset disposal value used in the undiscounted cash flows associated with the asset group by evaluating the relevant accounting literature. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the measurement of the asset group’s disposal value used in the undiscounted future cash flows by comparing it to a range of disposal values that were independently developed using publicly available market data for comparable companies.

Acquisition-date fair value of the Akoya developed technology intangible asset
As discussed in Notes 3 and 4 to the consolidated financial statements, the Company acquired Akoya Biosciences, Inc. (Akoya) in July 2025, for total consideration of $151.0 million. The transaction was accounted for using the acquisition method of accounting with acquired assets and liabilities, including identifiable intangible assets, recorded at their estimated fair values as of the acquisition date. Identifiable intangible assets included developed technology for which the Company estimated the acquisition-date fair value using a multi-period excess earnings valuation methodology. The acquisition-date fair value of the developed technology intangible asset recorded by the Company was $99.6 million.
We identified the assessment of the acquisition-date fair value of the developed technology intangible asset acquired in the Akoya acquisition as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions used to estimate the acquisition-date fair value of the developed technology intangible asset. Specifically, there was subjectivity in evaluating the projected revenues in certain future periods, and the evaluation of the discount rate required specialized skills and knowledge. Changes to these assumptions could have had a significant effect on the Company’s determination of the acquisition-date fair value of the developed technology intangible asset.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate the acquisition-date fair value of the developed technology intangible asset. This included controls related to the determination of projected revenues in certain future periods and discount rate assumptions used to develop the estimate. We performed sensitivity analyses over projected revenues in certain future periods to assess the impact of changes in those assumptions on the Company’s determination of the acquisition-date fair value of the developed technology intangible asset. We evaluated the reasonableness of projected revenues in certain future periods by comparing them to Akoya’s historical results, industry related third-party data, and revenue trends of comparable companies. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the discount rate used by the Company by comparing it against a discount rate range that was independently developed using publicly available market data for comparable companies
•assessing the acquisition-date fair value of the developed technology intangible asset using the Company’s cash flow forecasts and our independently developed discount rate range and comparing the result to the Company’s acquisition-date fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Boston, Massachusetts
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Quanterix Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Quanterix Corporation (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2008 to 2025.

Boston, Massachusetts
March 17, 2025

QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$29,839	$56,709
Marketable securities	88,393	232,413
Accounts receivable, net of allowance for expected credit losses	29,972	32,141
Inventory	54,763	32,775
Prepaid expenses and other current assets	9,290	9,556
Total current assets	212,257	363,594
Restricted cash	3,341	2,610
Property and equipment, net	23,672	17,150
Intangible assets, net	131,787	4,031
Goodwill	26,376	—
Operating lease right-of-use assets	16,664	16,339
Other non-current assets	4,669	2,809
Total assets	$418,766	$406,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,568	$6,953
Accrued compensation and benefits	14,979	12,620
Accrued expenses and other current liabilities	17,571	8,851
Deferred revenue	20,728	8,827
Operating lease liabilities	7,916	4,756
Total current liabilities	74,762	42,007
Deferred revenue, net of current portion	5,830	1,073
Operating lease liabilities, net of current portion	29,323	32,615
Non-current portion of contingent liabilities	5,024	—
Other non-current liabilities	8,097	800
Total liabilities	123,036	76,495
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value per share:
Authorized: 120,000 shares; issued and outstanding: 46,744 and 38,573 shares at December 31, 2025 and 2024, respectively	47	39
Additional paid-in capital	873,637	803,160
Accumulated other comprehensive loss	(723)	(3,080)
Accumulated deficit	(577,231)	(470,081)
Total stockholders’ equity	295,730	330,038
Total liabilities and stockholders’ equity	$418,766	$406,533
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product revenue	$92,941	$79,740	$79,670
Service and other revenue	44,212	51,244	40,089
Collaboration and license revenue	1,501	4,452	1,380
Grant revenue	243	1,985	1,229
Total revenues	138,897	137,421	122,368
Costs of goods sold and services:
Cost of product revenue	50,981	33,304	29,103
Cost of service and other revenue	22,957	21,013	19,041
Total costs of goods sold and services	73,938	54,317	48,144
Gross profit	64,959	83,104	74,224
Operating expenses:
Research and development	35,922	31,082	26,064
Selling, general and administrative	138,008	101,618	89,111
Other lease costs	844	3,020	3,712
Impairment and restructuring	15,727	—	1,328
Total operating expenses	190,501	135,720	120,215
Loss from operations	(125,542)	(52,616)	(45,991)
Interest income	8,567	14,655	15,839
Change in fair value of contingent liabilities	4,547	—	—
Other income (expense), net	157	(136)	2,517
Loss before income taxes	(112,271)	(38,097)	(27,635)
Income tax benefit (expense)	5,121	(434)	(719)
Net loss	$(107,150)	$(38,531)	$(28,354)

Net loss per common share, basic and diluted	$(2.51)	$(1.00)	$(0.75)

Weighted-average common shares outstanding, basic and diluted	42,639	38,367	37,594
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(107,150)	$(38,531)	$(28,354)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities	(25)	(219)	325
Foreign currency translation	2,382	(1,189)	541
Total other comprehensive income (loss)	2,357	(1,408)	866
Comprehensive loss	$(104,793)	$(39,939)	$(27,488)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	37,280	$37	$763,629	$(2,538)	$(403,196)	$357,932
Issuance of common stock under stock plans, including tax effects	734	1	2,690	—	—	2,691
Stock-based compensation expense	—	—	16,823	—	—	16,823
Unrealized gains on marketable securities, net of tax	—	—	—	325	—	325
Foreign currency translation	—	—	—	541	—	541
Net loss	—	—	—	—	(28,354)	(28,354)
Balance at December 31, 2023	38,014	$38	$783,142	$(1,672)	$(431,550)	$349,958
Issuance of common stock under stock plans, including tax effects	559	1	31	—	—	32
Stock-based compensation expense	—	—	19,987	—	—	19,987
Unrealized losses on marketable securities, net of tax	—	—	—	(219)	—	(219)
Foreign currency translation	—	—	—	(1,189)	—	(1,189)
Net loss	—	—	—	—	(38,531)	(38,531)
Balance at December 31, 2024	38,573	$39	$803,160	$(3,080)	$(470,081)	$330,038
Issuance of common stock under stock plans, including tax effects	684	1	(134)	—	—	(133)
Common stock issued as consideration in business combinations, net of tax	7,487	7	49,893	—	—	49,900
Stock-based compensation expense	—	—	20,718	—	—	20,718
Unrealized losses on marketable securities, net of tax	—	—	—	(25)	—	(25)
Foreign currency translation	—	—	—	2,382	—	2,382
Net loss	—	—	—	—	(107,150)	(107,150)
Balance at December 31, 2025	46,744	$47	$873,637	$(723)	$(577,231)	$295,730
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(107,150)	$(38,531)	$(28,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,844	6,463	6,275
Credit losses on accounts receivable	628	588	336
Accretion of marketable securities	(2,078)	(6,833)	(1,964)
Operating lease right-of-use asset amortization	3,081	1,893	2,015
Stock-based compensation expense	20,718	19,987	16,823
Impairment	7,752	—	1,361
Change in fair value of contingent liabilities	(4,547)	—	—
Recognition of off-market liability	(2,726)	—	—
Deferred taxes	(5,867)	(290)	(290)
Other operating activity	(540)	345	140
Changes in assets and liabilities:
Accounts receivable	10,609	(7,704)	(6,695)
Inventory	4,033	(6,679)	(8,944)
Prepaid expenses and other current assets	3,521	(443)	(2,371)
Other non-current assets	252	(1,215)	(717)
Accounts payable	(528)	723	1,189
Accrued compensation and benefits, accrued expenses, and other current liabilities	(7,914)	1,398	4,410
Net change in other operating assets and liabilities	(12,324)	(4,866)	(2,063)
Net cash used in operating activities	(77,236)	(35,164)	(18,849)
Cash flows from investing activities:
Purchases of marketable debt securities	(69,757)	(295,606)	(175,613)
Proceeds from sales and maturities of marketable securities	215,829	216,709	31,000
Purchases of property and equipment	(2,612)	(3,368)	(3,841)
Acquisitions, net of cash acquired	(93,229)	—	—
Net cash provided by (used in) investing activities	50,231	(82,265)	(148,454)
Cash flows from financing activities:
Proceeds from common stock issued under stock plans	738	3,066	2,889
Payments for employee taxes withheld on stock-based compensation awards	(1,446)	(2,610)	(198)
Net cash provided by (used in) financing activities	(708)	456	2,691
Net decrease in cash, cash equivalents, and restricted cash	(27,713)	(116,973)	(164,612)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,574	(734)	301
Cash, cash equivalents, and restricted cash at beginning of period	59,319	177,026	341,337
Cash, cash equivalents, and restricted cash at end of period	$33,180	$59,319	$177,026
Supplemental disclosure of cash flow information:
Common stock issued in exchange for acquisition of Akoya (Note 3)	$49,900	$—	$—
Purchases of property and equipment in accounts payable and accruals	$121	$1,230	$419
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Nature of Business
Quanterix Corporation ("Quanterix" or the "Company") is a life sciences company transforming healthcare innovation by accelerating biomarker breakthroughs from discovery to diagnostics using its ultra-sensitive translational research and spatial biology instruments, consumables, and services. The Company continues to invest in pushing a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention.
Quanterix's proprietary digital "Simoa" detection technology enables customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. Multi-plexing biomarker analysis in tissue samples with the Company's "Spatial Biology" platforms enables scientists to understand the localized interactions occurring on the cellular level. The Company believes its combination of technologies will enable scientists to help drive diagnostic innovation in the evolving healthcare landscape with data across the tissue to fluid continuum. Currently, the ability of its Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear.
The Company sells its proprietary instruments and related consumables worldwide to research laboratories, contract research organizations, academic institutions, and bio-pharmaceutical companies. In addition, the Company provides contract research services and clinical laboratory testing services, including four Laboratory Developed Tests ("LDT"), using its proprietary technology through its Accelerator Laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") (the "Accelerator Laboratory").
Liquidity
The Company has recognized annual losses from operations since inception and has an accumulated deficit of $577.2 million as of December 31, 2025. The Company incurred net losses of $107.2 million, $38.5 million, and $28.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the Company had cash and cash equivalents of $29.8 million and marketable securities of $88.4 million. The Company expects that its current cash, cash equivalents, and marketable securities will be sufficient to fund its operations for a period of at least one year from the date the Consolidated Financial Statements are issued.
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding annual financial reporting on Form 10-K.
The Company’s fiscal year is the twelve-month period from January 1 through December 31, and all references to "2025," "2024," and "2023," refer to the fiscal year unless otherwise noted. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.
Use of Estimates
The preparation of the Consolidated Financial Statements and Notes to Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during each fiscal year. Such estimates include, but are not limited to, revenue recognition, valuation of inventory, valuation and impairment of goodwill, intangible and other long-lived assets, valuation of acquired assets and assumed liabilities from acquisitions, valuation of contingent liabilities, recoverability of deferred tax assets, and stock-based compensation expense. The Company bases its estimates on historical experience, known trends, worldwide economic conditions, both general and specific to the life sciences industry, and other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Quanterix and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
Business Combinations
The Company accounts for business combinations in accordance with the acquisition method of accounting under ASC 805 - Business Combinations ("ASC 805"). The acquisition method of accounting requires the Company to record the acquired assets and liabilities, including identifiable intangibles, at their estimated fair values as of the acquisition date, with any excess of the consideration transferred recorded to goodwill. Goodwill is not amortized; however it is required to be tested for impairment at least annually at the reporting unit level.
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within a measurement period (not to exceed a year from the date of acquisition), the Company records preliminary amounts. During the measurement period, the Company adjusts the preliminary amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The Company records these adjustments to the preliminary amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the Consolidated Statements of Operations.
Acquired intangible assets consist of definite and indefinite-lived intangible assets, including developed technology, customer relationships, know-how, and in process research and development ("IPR&D"). Definite-lived intangible assets are amortized on a straight-line basis over each asset’s estimated useful life. The Company accounts for IPR&D as an indefinite-lived intangible asset until the underlying project is completed. Upon completion, the IPR&D asset is accounted for as a finite-lived intangible asset.
For customer contracts acquired in an acquisition, the Company reassesses them under ASC 606 - Revenue from Contracts with Customers ("ASC 606") as if it had originated the contract, including assessing differences from the Company’s revenue policies and estimates. As part of this reassessment, under ASC 805, the Company elected the practical expedient to reflect the aggregate effect of all modifications that occurred before the acquisition date. Differences from these reassessments, if any, are recorded as contract assets or deferred revenue.
Additionally, the Company assesses acquired customer contracts for off-market terms and records an additional asset or liability for favorable or unfavorable terms. Off-market assets or liabilities are recorded at their estimated fair values as of the acquisition date based on the economic returns that could have been achieved by a market participant in a market transaction.
Refer to Note 3 - Acquisitions for discussion of the Company's 2025 acquisitions.
Foreign Currency
The functional currency of the Company’s subsidiaries is generally their respective local currencies. These subsidiary financial statements are translated into U.S. dollars using the period-end exchange rates for assets and liabilities, average exchange rates during the corresponding period for revenue and expenses, and historical rates for equity. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity on the Consolidated Balance Sheets.
Revenue from Contracts with Customers
The Company generates the majority of its revenues from contracts with customers and accounts for them pursuant to ASC 606. Refer to the section titled "Grant Revenue" below for discussion the Company’s accounting policy for revenue generated from grant awards.

For contracts with customers, the Company recognizes revenue when a customer obtains control of promised products or services, for an amount that reflects the consideration expected to be received in exchange for those products or services. The Company follows the five step revenue model prescribed by ASC 606 to determine revenue recognition: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Revenues are presented net of any sales, value added, or similar taxes collected from customers and remitted to the government.
The Company accounts for a contract when it has approval and commitment from both parties, the fees, payment terms, and rights of the parties regarding the products or services to be transferred are identified, the contract has commercial substance, and it is probable that substantially all of the consideration for the products and services expected to be transferred is collectible. The Company applies judgment in determining the customer’s ability and intention to pay for services expected to be transferred, which is based on factors including the customer’s payment history, management’s ability to mitigate exposure to credit risk (for example, requiring payment in advance of the transfer of products or services, or the ability to stop transferring promised products or services in the event a customer fails to pay consideration when due), and experience selling to similarly situated customers.
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
The Company determines the transaction price of its contracts based on the amount of consideration it expects to be entitled to, which is generally equal to the contract amount. In some cases, contracts contain variable consideration which primarily relates to (1) sales and usage-based royalties related to the license of intellectual property and (2) contracts with minimum purchase commitments. For sales and usage-based royalties, ASC 606 provides an exception to estimating variable consideration. Under this exception, the Company recognizes revenues from sales or usage-based royalty revenue at the later of when the sales or usage occurs or the satisfaction (or partial satisfaction) of the performance obligation to which the royalty has been allocated. All other variable amounts are constrained to the minimum guaranteed contract amount so that a reversal of cumulative revenue does not occur in future periods. Once there is no longer uncertainty over a variable amount, any incremental fees the Company is entitled to are allocated to the related performance obligation(s).
For contracts that contain multiple performance obligations, the Company allocates the transaction price among the performance obligations on a relative basis according to their standalone selling prices ("SSP"). Determining the SSP for performance obligations requires judgment and is based on factors including prices charged to customers in observable transactions, internal pricing objectives and list prices, pricing of similar products, expected costs to manufacture the Company's products, and estimated margins. The Company has more than one range of standalone selling prices for certain products and services based on the geographic location of customers and sales channel.
Product Revenue
The Company’s product revenues are composed of instruments, assay kits, replacement parts, instrument installation fees, and other consumables such as reagents and antibodies. Products are sold directly to customers and are also sold through distributors in EMEA and Asia Pacific regions. Direct instrument sales include installation and an initial year service-type warranty. The Company has determined that the instrument and installation are a combined performance obligation in cases where a customer has a contractual acceptance right that applies through the installation of the instrument. The included service-type warranty is considered a separate performance obligation since a customer could benefit from it independently with readily available resources and is capable of being sold on its own (with such warranty recorded in services and other revenue on the Consolidated Statements of Operations). Sales of instruments to distributors include a license to import and resell the instruments. The Company has determined these distributor licenses are part of a combined performance obligation with the instrument as the distributor only benefits from the combination of the instrument and ability to resell it.
Instrument sales may also be bundled with assays and other consumables, training, and/or an extended service warranty, each of which is considered a separate performance obligation.
Product revenues for direct instrument sales to customers are recognized when the related performance obligation(s) are satisfied (i.e. when transfer of control of the instrument passes to the customer). For direct instrument sales that require installation prior to contractual acceptance, the combined performance obligation is recognized upon completion of the instrument’s installation. For direct instrument sales that do not contain contractual acceptance and instrument sales to distributors, the instrument performance obligation is recognized based on the agreed upon shipping terms (either upon shipment or delivery) as that is when control of the product passes to the customer. When installation is a separate performance obligation, it is recognized upon completion.
Service Revenue
Service revenues are composed of contract research services, initial year of service-type warranties, extended services warranty contracts, repair services, and other services such as training. Contract research services are provided through the Company’s Accelerator Laboratory and generally consist of fixed fee contracts.
Revenues from contract research services are generally recognized over time, using an output method based on the number of completed test results, since the work performed does not have an alternative use and the contracts allow for the collection of transaction consideration for costs incurred plus a reasonable margin through the period of performance. For performance obligations that are not recognized over time, they are recognized at the point in time when the Company completes and delivers its research results on each individually completed study. Revenues from warranties and service contracts are recognized ratably over the contract service period since the customer simultaneously receives and benefits from the services.
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
Contract Assets and Liabilities
Accounts Receivable and Allowance for Credit Losses
Accounts receivable represent rights to consideration in exchange for products or services that have been transferred by the Company, when payment is unconditional and only the passage of time is required before payment is due. Also included in accounts receivable are unbilled amounts resulting from revenue exceeding the amount billed to the customer, where the right to payment is unconditional. If the right to payment for services performed was conditional on something other than the passage of time, the unbilled amount would be recorded as a separate contract asset.
Generally, the Company’s contracts are non-cancellable. For contracts that are cancellable by the customer, the Company records accounts receivable only up to the amount of revenue recognized but not yet collected.
The Company’s payment terms vary by customer type and location and the products or services offered. Payment from customers is generally required 30 to 90 days from date of satisfaction of the performance obligation. Accounts receivable do not bear interest and the Company does not provide financing arrangements to its customers.

The Company is exposed to credit losses primarily through accounts receivable from sales of its products and services. The Company’s expected loss allowance methodology is developed using historical collection experience, current and future economic and market conditions, a review of the current status of customers’ accounts receivable, and management’s ability to mitigate exposure to credit risk. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectible after collection efforts have been exhausted.
Deferred Revenue
The Company refers to contract liabilities as deferred revenue on the Consolidated Balance Sheets. Deferred revenue consists of billings in excess of revenue recognized, primarily related to upfront payments for instruments, consumables, service warranties, and laboratory services.
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
Commissions associated with instrument and consumables sales are earned when the related revenue is recognized. Commissions associated contract research services, warranty, and extended service contracts are earned upon booking.
The Company evaluates potential impairment of these amounts at each balance sheet date, and no related impairments were recorded during the years ended December 31, 2025, 2024, and 2023.
Warranties
For instruments sold directly to customers, the Company provides an initial year of service-type warranty and also sells extended warranty contracts for additional periods beyond the initial year. The service-type warranty guarantees that the Company's instruments are free from material defects in workmanship and materials, excluding normal wear and tear, and includes maintenance services. Under ASC 606, the Company concluded that the initial year service-type warranty is a separate performance obligation since a customer could benefit from it independently with readily available resources and it is capable of being sold on its own. The Company recognizes revenue for these service-type warranties ratably over the service period.
For products sold to distributors, the Company provides an initial year of assurance-type warranty which guarantees that the products conform to the Company's published specifications. Assurance-type warranties do not create a separate performance obligation under ASC 606. In accordance with ASC Topic 460 – Guarantees, the Company establishes an accrual for estimated assurance-type warranty expense and records the expense in cost of product revenue on the Consolidated Statements of Operations. Amounts recognized for assurance-type warranties during the years ended December 31, 2025, 2024, and 2023 were not material.
Grant Revenue
Accounting for grants does not fall under ASC 606, as the grantor will not benefit directly from the Company’s expansion or product development, and no products or services are transferred to the grantor. As there is no authoritative guidance under U.S. GAAP on accounting for grants to for profit business entities from government entities, the Company accounts for grants by analogy to International Accounting Standards Topic 20, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20") and ASC Topic 958, Not for-Profit Entities ("ASC 958"). The decision to account for a grant under IAS 20 or ASC 958 is based on whether the grantor is a government entity.
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
Cost of Goods Sold and Services
Cost of Product Revenue
Cost of product revenue consists of manufacturing and assembly costs for instruments, related reagents, other consumables, contract manufacturer costs, personnel costs, allocated overhead, and other direct costs related to product sales. Raw material part costs include inbound shipping and handling costs associated with purchased goods, contract manufacturer costs, personnel costs, overhead and other direct costs related to product sales. Additionally included in cost of product revenue is amortization expense for intangibles that relate to the sale of products and royalty fees due to third parties from revenue generated by collaboration or license deals.
Cost of Service and Other Revenue
Cost of services and other revenue consists of direct costs associated with operating the Company’s Accelerator Laboratory on behalf of its customers, including raw materials, personnel costs, allocated overhead costs that include facility and other related costs, and other direct costs. Additional costs include costs related to warranties, and other costs of servicing equipment at customer sites.
Research and Development Expenses
Research and development expense consists primarily of personnel costs, research supplies, third-party development costs for new products, materials for prototypes, quality assurance, amortization expense for intangibles that relate to the development of products, and allocated overhead costs that include facility and other related costs.
Selling, General and Administrative Expenses
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
Net Loss Per Share
Basic net loss per common share attributable to common stockholders is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per common share attributable to common stockholders is calculated under the treasury stock method by dividing the loss attributable to common stockholders by the diluted weighted-average number of common shares outstanding. Diluted weighted-average shares outstanding reflect the dilutive effect, if any, of potential common shares issued, such as unvested common stock, unvested restricted stock units ("RSUs"), common stock options, and shares estimated to be purchased under the Company’s employee stock purchase plan ("ESPP"). During periods when the Company is in a net loss position, these potential common shares are excluded from the diluted net loss per common share attributable to common stockholders because their effect would be anti-dilutive. Accordingly, basic and diluted net loss per common share attributable to common stockholders were the same for all periods presented.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and short-term, highly liquid marketable securities that are readily convertible into cash with original maturities of three months or less at the time of purchase. Cash and cash equivalents consist of the following (in thousands):

	As of December 31,
	2025	2024
Cash	$12,620	$12,283
Money market funds	17,219	44,426
Total cash and cash equivalents	$29,839	$56,709
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$29,839	$56,709
Restricted cash	3,341	2,610
Cash, cash equivalents, and restricted cash	$33,180	$59,319
Restricted cash consists of collateral for letters of credit issued as security for several of the Company’s leased facilities and to secure the Company’s corporate credit card program. The short-term or long-term classification is determined in accordance with the expiration of the underlying letter of credit and security.
Marketable Securities
The Company’s current portfolio of marketable securities is entirely debt securities and may at any time include commercial paper, U.S. Treasuries, corporate notes and bonds, U.S. Government agency bonds, certificates of deposit, and similar types of debt securities. Marketable debt securities with original maturities of three months or less at the time of purchase are recorded in cash and cash equivalents on the Consolidated Balance Sheets as they are considered highly liquid and readily convertible into cash. All other marketable securities, including those with maturities beyond one year, are recorded as current assets on the Consolidated Balance Sheets based on their highly liquid nature and because such securities are available for use in current operations.
The Company classifies its marketable securities as either held to maturity, available-for-sale, or trading at the time of purchase and re-evaluates such classification at each balance sheet date. All of the Company’s marketable securities are currently classified as available-for-sale as it may use them in current operations. Available-for-sale securities are recorded at fair value (refer to Note 8 - Fair Value of Financial Instruments).
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

The Company presents accrued interest receivable separately from its marketable securities balance and has elected the practical expedient to exclude such amounts from the assessment and measurement of impairment of its marketable securities. Such accrued interest is recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.
Inventory
Inventory consists of instruments, assays, and the materials required to manufacture instruments and assays.
Inventory is stated at the lower of cost and net realizable value on a first-in, first-out ("FIFO") basis or average cost basis and includes the cost of materials, labor, and manufacturing overhead. The Company analyzes its inventory levels on each reporting date for slow-moving, excess, and obsolete inventory, and inventory expected to expire prior to being used. These analyses require judgment and are based on factors including, but not limited to, recent historical activity, anticipated or forecasted demand for the Company’s products and scientific data supporting the estimated life of materials that expire. If the Company identifies adverse conditions exist, such as unfavorable changes in estimated customer demand, the lives of materials that expire, or actual market conditions that may differ from its projections, the carrying value of the inventory is reduced to its estimated net realizable value.
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
Depreciation is calculated based upon the following estimated useful lives:

Estimated Useful Life
Laboratory and manufacturing equipment	5 years
Demo inventory	3 years
Furniture and fixtures	7 years
Computers and software	3 years
Leasehold improvements	Shorter of asset's life or remaining lease term
The Company develops and modifies internal use software supporting the Company’s operations. Certain costs incurred during the application development stage including external direct costs of services used in the development or internal personnel costs for employees directly associated with the development, are capitalized and are recorded in property and equipment on the Consolidated Balance Sheets. The Company begins depreciating these costs over the life of the related asset upon completion of a working model or when it is ready for its intended use. Costs incurred during the preliminary project stage and post-configuration stages are expensed as incurred.
The Company also develops software related to the operation of some of its instruments. which is accounted for under ASC 985 - Costs of Software to Be Sold, Leased, or Marketed. The Company capitalizes certain costs incurred after the software reaches technological feasibility and amortizes it once the software is available to customers. The Company did not incur any such costs during the year ended December 31, 2025.
Cloud Computing Costs
For cloud computing arrangements that include a software license or software-as-a-service contracts, certain implementation costs incurred are capitalized and recorded in prepaid expenses and other current assets and other non-current assets on the Consolidated Balance Sheets. Once the software is ready for its intended use, the capitalized costs are amortized over the noncancellable term of the cloud computing service contract, plus any optional renewal periods that are reasonably certain to be exercised.

Leases
The Company primarily enters into operating leases for office, laboratory, manufacturing spaces, and office equipment, and determines whether an arrangement is a lease at inception of the arrangement. The Company accounts for a lease when it has the right to control the leased asset for a period of time, while obtaining substantially all of the assets’ economic benefits. Leases are recorded on the Consolidated Balance Sheets as operating lease right-of-use ("ROU") assets and current and non-current operating lease liabilities.
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
The Company’s lease agreements can contain lease and non-lease components. The Company accounts for the lease and fixed payments for non-lease components as a single lease component under ASC 842 – Leases, which increases the amount of the ROU assets and lease liabilities. Most of the Company’s lease agreements also contain variable payments, primarily maintenance, utility, and other-related costs, which are not included in the measurement of the ROU assets and lease liabilities and are expensed as incurred.
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
An impairment assessment requires evaluating a potential impairment using either a qualitative assessment, to determine if it is more likely than not that the fair value of any reporting unit is less than its carrying amount, or a quantitative analysis, to determine and compare the fair value of each reporting unit to its carrying value, or a combination of both. Judgment is required in determining the use of a qualitative or quantitative assessment, as well as in determining a reporting unit’s estimated fair value, as it requires the Company to make estimates of market conditions and operational performance items such as projected financial results, discount rates, control premiums, or valuation multiples for key financial metrics.
During the second quarter of 2025, the Company recorded an impairment charge on its goodwill balance related to the acquisition of Emission. Refer to Note 4 - Goodwill & Intangible Assets for further discussion. The Company had no goodwill recorded at December 31, 2024.

At least annually or whenever events or circumstances change, the Company assesses whether IPR&D has been abandoned, in which case it would be written off, or if its estimated fair value is below its carrying value, in which case it could be impaired.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including definite lived intangible assets, right of use assets, and property and equipment, for impairment whenever events or circumstances indicate the carrying amount of the asset(s) may not be fully recoverable or that the estimated useful lives may warrant revision. On an ongoing basis, the Company assesses the determination of its asset groups, which primarily focuses on changes in the Company's operating structure, the way in which it expects to deploy its assets, or how the Company intends to recover the cost of its assets.
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
Refer to Note 15 - Leases for a discussion of operating lease impairment charges recorded in 2025.
Fair Value of Financial Instruments
The carrying amount reflected on the Consolidated Balance Sheets for cash, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.
Additionally, the Company has certain financial instruments that are required to be measured at fair value on a recurring basis including cash equivalents, marketable securities, and contingent liabilities. The fair values of these financial instruments are classified as Level 1, 2, or 3 within the fair value hierarchy as follows:
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the carrying amount and the tax basis of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On an ongoing basis, the Company reassess the valuation allowance on its deferred tax assets, weighing positive and negative evidence to assess their recoverability.
The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing uncertain tax positions, in accordance with ASC 740 – Income Taxes. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an ongoing basis and adjusts any liability recorded to reflect subsequent changes in the relevant facts surrounding the uncertain positions. Amounts recorded for uncertain tax positions, including interest and penalties, are recorded in income tax benefit (expense) on the Consolidated Statement of Operations.
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
As of both December 31, 2025 and 2024, no customer accounted for greater than 10% of the Company's gross accounts receivable. Customers outside the United States represented 42% and 40% of the Company’s gross accounts receivable balance as of December 31, 2025 and 2024, respectively.
For the year ended December 31, 2025 and 2024, no customers accounted for greater than 10% of the Company’s total revenue. For the year ended December 31, 2023, one customer of approximately $14.0 million of revenue accounted for greater than 10% of the Company’s total revenue.
The Company is also subject to supply chain risks related to outsourced manufacturing for most of its instruments. Although there are a limited number of manufacturers for its instruments, the Company believes that other suppliers could provide similar manufacturing on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results. In addition to outsourced manufacturing of some of its instruments, the Company also purchases antibodies through a number of different suppliers. Although a disruption in service from any one of its antibody suppliers is possible, the Company believes that it would be able to find an adequate supply from alternative suppliers.
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
The fair value of stock options and purchase rights under the ESPP is estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires the Company to make assumptions about the expected or contractual term of the option or purchase right, the expected volatility, risk-free interest rates, and expected dividend yield. The Company estimates the expected term of options granted to employees utilizing historical exercise data. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The expected volatility is based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected term. The expected dividend yield is zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.
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
Refer to Note 19 - Restructuring for further discussion on the restructuring plan implemented during the year ended December 31, 2025.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update enhances income tax disclosure requirements by requiring public entities to provide additional information in its tax rate reconciliation and additional disclosures about income taxes paid. The new standard became effective for the Company’s annual financial statements for the period beginning on January 1, 2025. The Company adopted this standard as of January 1, 2025 on a prospective basis and the required disclosures are included in Note 14 - Income Taxes.
Recent Accounting Standards To Be Adopted
In December 2025, the FASB issued ASC Update No. 2025-12, Codification Improvements. This update provides a variety of language changes and clarity across several topics which are applicable to the Company. The amendments in this update may be applied prospective or retroactively. Additionally, the Company is permitted to elect the transition method for these updates on an issue-by-issue basis. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASC Update No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update enhances disclosure of an entity's interim disclosure requirements. The amendments in this update can be applied prospectively or retrospectively. The new standard will be effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.
In November 2025, the FASB issued ASC Update No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update establishes guidance for recognition, measurement and presentation of government grants received by public business entities. The new standard may be applied using a modified prospective approach, modified retrospective approach, or retrospective approach. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASC No. 2025-06, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update enhances disclosure of an entity's internal use software by removing prescriptive and sequential software development stages. The amendments in this update can be applied prospectively or retrospectively. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period for eligible assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The update also allows an entity to make an accounting policy election to consider subsequent collections of balances received after the balance sheet date through a date selected by the entity. The amendments in this update are required to be applied prospectively. The new standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2025. The Company does not expect that the adoption of this standard will have a material impact on its Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASC Update No. 2024-03, Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update enhances disclosure of an entity's expenses, primarily through additional disaggregation of income statement expenses. The update also requires entities to disclose qualitative descriptions of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in this update should be applied prospectively, but entities have the option to apply it retrospectively. The new standard will be effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.. The Company is currently evaluating the impact that the adoption of this standard will have on its Consolidated Financial Statements and related disclosures.
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
Akoya is a life sciences technology company based in Marlborough, Massachusetts delivering spatial biology solutions focused on transforming discovery, clinical research and diagnostics. The acquisition is part of the Company's plans to establish an ecosystem to identify and measure biomarkers across tissue and blood, expand its technology offerings into oncology and immunology, and expand its portfolio of laboratory service offerings.

Total Consideration Transferred
The following table presents the fair value of the consideration transferred for the Merger as of the Akoya Closing Date (in thousands, except for exchange ratio and stock price):

Total Akoya common stock and equity instruments outstanding as of July 7, 2025 to be converted	51,136
Exchange ratio	0.147
Total shares of Quanterix common stock to be issued	7,517
Quanterix stock price per share as of the Akoya Closing Date	$6.54
Fair value of Akoya common stock and equity instruments converted to Quanterix common stock	$49,161
Cash consideration paid (1)	$18,942
Cash paid for debt extinguishment (2)	$82,131
Fair value of replacement equity awards attributable to pre-acquisition service (3)	$739
Total fair value of consideration transferred	$150,973
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
Upon completion of the Merger, the Company assumed Akoya's stock incentive plans. All Akoya RSUs that were outstanding immediately prior to the completion of the Merger were automatically adjusted by an exchange ratio and converted into a RSU award covering shares of the Company's common stock on the same terms and conditions, including continuing vesting requirements.

Preliminary Allocation of Purchase Price
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	As of September 30, 2025	Measurement Period Adjustments (1)	As of December 31, 2025
Assets:
Cash and cash equivalents	$16,108	$—	$16,108
Accounts receivable, net of allowance for expected credit losses	8,616	—	8,616
Inventory	25,800	—	25,800
Prepaid expenses and other assets	5,483	—	5,483
Property and equipment, net	12,087	—	12,087
Intangible assets	121,800	—	121,800
Goodwill (2)	23,460	2,916	26,376
Operating lease right-of-use assets	4,585	—	4,585
Finance lease right-of-use assets	1,041	—	1,041
Total assets acquired	218,980	2,916	221,896
Liabilities:
Accounts payable	8,266	—	8,266
Accrued expenses and other liabilities	34,206	2,916	37,122
Deferred revenue	18,879	—	18,879
Operating lease liabilities	5,616	—	5,616
Finance lease liabilities	1,040	—	1,040
Total liabilities assumed	68,007	2,916	70,923
Net assets acquired	$150,973	$—	$150,973
(1)The Company recorded a measurement period adjustment resulting from new information obtained related to an off-market liability and related tax impacts.
(2)Goodwill represents the estimated fair value of the expected synergies from combining Akoya with Quanterix, as well as the value of the acquired workforce. The goodwill is not deductible for income tax purposes and has been fully assigned to the Akoya reporting unit.

The determination of the fair values the assets acquired and liabilities assumed involves significant judgment in selecting inputs used in the valuation methodologies, including, but not limited to, projected revenues and expenses, future changes in technology, estimated selling prices, replacement costs or margins, customer attrition rates, covenants not to compete, obsolescence of developed technologies, the likelihood and timing of achieving milestones or performance targets, discount rates, and assumptions about the period of time a brand will continue to be used. The use of different estimates could produce different results.
The purchase price allocation set forth above is preliminary as the Company continues to obtain information to complete the purchase price allocation.

Intangible Assets
The preliminary fair value of the intangible assets acquired as of the acquisition date was as follows (in thousands):

Preliminary Fair Value
Definite-lived intangible assets:
Developed technology	$99,600
Customer relationships	2,900
Total definite-lived intangible assets	102,500
Indefinite-lived intangible assets:
In process research and development	19,300
Total intangible assets	$121,800
The total weighted-average useful life of acquired, definite-lived intangible assets was 9.6 years at acquisition.
In determining the fair values, management primarily relied on income based approaches using Level 3 inputs. A multi-period excess earnings valuation methodology was used for the developed technology and IPR&D intangible assets, and a distributor method was used for the customer relationships intangible. These income approaches required the use of estimates including: projected revenues and expenses related to the particular asset, obsolescence rates, customer retention rates, discount rates, and certain published or readily available industry benchmark data. In establishing the estimated useful life of each definite-lived intangible asset, the Company relied primarily on the duration of the cash flows utilized in the valuation model.
Off-Market Customer Contract
The Company assessed the unfavorable terms of an acquired contract between Akoya and a customer and recorded a $16.7 million off-market liability as of the acquisition date. The Company determined the preliminary fair value of the off-market component based on an income approach using Level 3 inputs. This income approach required the use of estimates including: projected revenue, expected profit margin, and a discount rate. The off-market liability is a non-cash balance that will be recognized into revenue as the Company satisfies the associated performance obligation. During the year ended December 31, 2025, the Company recognized $2.7 million of non-cash revenue from the amortization of the off-market liability.
Financial Results
The operating results of Akoya have been included in the Company's financial statements since the acquisition date. For the year ended December 31, 2025, the acquisition added $33.7 million of revenue to total revenues and a loss of $12.0 million to net loss.
The unaudited pro forma financial information presented below was derived from historical financial records of Quanterix and Akoya and presents the operating results for the periods presented as if the acquisition occurred on January 1, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$174,269	$216,145
Net loss	$(135,454)	$(96,919)
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
(1)Cash paid represents the contractual amount paid on the Emission Closing Date. Cash acquired was not material.
(2)The holdback is expected to be paid during the first quarter of 2026 and is subject to applicable adjustments.
(3)The acquisition includes contingent consideration discussed in the section titled "Contingent Payments".

Contingent Payments
The Emission transaction included two arrangements that result in additional cash payments to the seller. An additional $10.0 million was paid in the forth quarter of 2025 upon completion of certain technical milestones ("Earnout 1") and up to $50.0 million could be payable based on the amount and timing of certain performance targets over a five year period ending December 31, 2029 ("Earnout 2").
Under ASC 805, the Company determined Earnout 1 was compensation expense and was recognized separately from the business combination. In accordance with ASC 710 - Compensation, Earnout 1 was recognized over the period certain technical requirements were transferred and certain milestones were achieved. During the year ended December 31, 2025, the Company recorded $5.1 million in research and development and $4.9 million in selling, general and administrative on the Consolidated Statements of Operations related to Earnout 1.
The fair value of Earnout 2 on the acquisition date was $6.6 million, which represents purchase price and is included in the accounting for the business combination. Monte-Carlo simulations were used to determine the fair value, including the following significant unobservable inputs: projected revenue, a risk adjusted discount rate, and revenue volatility. Refer to Note 8 - Fair Value of Financial Instruments for further discussion.

Allocation of Purchase Price
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets:
Cash and cash equivalents	$43
Accounts receivable, net of allowance for expected credit losses	49
Inventory	307
Intangible asset (1)	12,900
Goodwill (2)	6,374
Total assets acquired	19,673
Liabilities:
Accounts payable	57
Deferred tax liability (3)	3,007
Total liabilities assumed	3,064
Net assets acquired	$16,609
(1)The acquired intangible asset is finite-lived, represents developed technology, and has an estimated useful life of 14 years. The determination of the fair value of the definite-lived intangible asset required management judgment and the consideration of a number of factors. In determining the fair value, management primarily relied on a multi-period excess earnings valuation methodology. This methodology required the use of estimates including: projected revenues related to the particular asset, its obsolescence rate, royalty, margin, and discount rates, and certain published or readily available industry benchmark data. In establishing the estimated useful life of the acquired intangible asset, the Company relied primarily on the duration of the cash flows utilized in the valuation model.
(2)Goodwill represents the estimated fair value of the expected synergies from combining Emission with Quanterix, as well as the value of the acquired workforce. The goodwill is not deductible for income tax purposes. During the second quarter of 2025 the Company recorded an impairment charge related to this goodwill (refer to Note 4 - Goodwill & Intangible Assets).
(3)Recorded in other non-current liabilities on the Consolidated Balance Sheets.
The operating results of Emission have been included in the Company's financial statements since the acquisition date and are not material to the Company's consolidated financial results. No measurement period adjustments have been recorded since the Emission Closing Date.
Call Option Agreement
In connection with the closing of the acquisition of Emission, the Company entered into a call option agreement (the "Option Agreement"), in which the Emission selling shareholders have the right to repurchase all of the outstanding capital stock of Emission for $10.0 million after five years if Emission’s revenues do not exceed $5.0 million in any one year during such five-year period. If the Emission selling shareholders exercise the right to repurchase Emission, the Company will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize the Company's products. The Company determined that the call option is embedded in the purchased shares of Emission and does not require separate accounting unless exercised.
Acquisition Costs
Acquisition costs related to the Company's business combinations were $12.4 million and $1.1 million for the year ended December 31, 2025 and 2024, respectively, and are recorded in selling, general and administrative in the Consolidated Statements of Operations.

Note 4. Goodwill & Intangible Assets
Goodwill and Impairment
During the second quarter of 2025, the Company assessed several events and circumstances, including a larger than expected decline in the Company's revenue and bookings primarily due to the rapidly changing macro-economic conditions resulting from reductions in U.S. federal research funding, reductions in research and development spending by larger pharmaceutical customers, and new import tariffs. As a result, the Company concluded it was more likely than not that that the fair value of its then single reporting unit was less than its carrying value and performed a quantitative impairment test for its goodwill. The Company estimated the implied fair value of its reporting unit using a market valuation approach, which included inputs such as the Company's quoted stock price. As a result of the quantitative test, the Company concluded that the goodwill arising from the acquisition of Emission was fully impaired and recorded an impairment charge of $6.4 million.
At September 30, 2025 and December 31, 2025, the Company performed additional quantitative interim impairment tests as result of continued events and circumstances that indicated its remaining goodwill could be impaired. The Company estimated its reporting units' implied fair values based on an income valuation approach using Level 3 inputs, which used estimates including: projected revenues and expenses, obsolescence rates, customer retention rates, a discount rate, and certain published or readily available industry benchmark data. As a result of these quantitative tests, the Company determined that its goodwill was not impaired as of either date.
The Company performed its annual impairment test as of October 1, 2025 and concluded its goodwill was not impaired. The annual impairment test utilized a qualitative analysis since an interim impairment test had been performed immediately prior to the annual test and no additional events or changes in circumstances occurred between the interim test and annual test.
Changes in the carrying amount of goodwill are as follows (in thousands):

Total Goodwill
Balance as of December 31, 2024	$—
Acquisition of Emission (1)	$6,374
Goodwill impairment	$(6,374)
Acquisition of Akoya, including measurement period adjustments (1)	$26,376
Balance as of December 31, 2025	$26,376
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
Prior to performing each of its goodwill impairment tests, the Company tested the recoverability of its long-lived assets. The Company utilized an undiscounted cash flow analysis to determine if the cash flows expected to be generated by each of its asset groups over the remaining estimated useful lives of each group's primary asset were sufficient to recover the carrying value of each asset group. Significant assumptions that form the basis of the forecasted results utilized to calculate undiscounted cash flows include: projected revenues and expenses and market conditions related to these assets. The Company also estimated the disposal value of certain asset groups by relying on a market based valuation approach using Level 2 inputs. Collectively, these assumptions and estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used could materially affect the determination of recoverability. Potential events and circumstances that could have an adverse impact on the Company's estimates and assumptions include, but are not limited to, lower than expected bookings growth, increases in costs, and other macroeconomic factors.

As of December 31, 2025, the Company concluded that none of its intangible or other long-lived assets were impaired, other than a portion of its operating lease right of use assets as described in Note 15 - Leases.
Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each of the Company’s asset groups may be insufficient to support their carrying value, requiring an impairment. Impairment charges, if any, may be material to the results of operations and financial position.
Acquired intangible assets consisted of the following (in thousands, except useful life and weighted average life amounts):

		As of December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Definite-lived intangible assets:
Developed technology	7.0 - 14.0	$114,150	$(7,596)	$—	$106,554	9.6
Know-how	8.5	13,000	(8,445)	(1,470)	3,085	2.0
Customer relationships	8.5 - 10.0	4,260	(1,408)	(4)	2,848	8.5
Non-compete agreements	5.5	340	(340)	—	—	—
Trade names	3.0	50	(50)	—	—	—
Total definite-lived intangible assets		131,800	(17,839)	(1,474)	112,487
Indefinite-lived intangible assets:
In-process research and development		19,300	—	—	19,300
Total intangible assets		$151,100	$(17,839)	$(1,474)	$131,787

		As of December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Definite-lived intangible assets:
Know-how	8.5	$13,000	$(7,057)	$(2,093)	$3,850	3.0
Developed technology	7.0	1,650	(1,645)	—	5	0.1
Customer relationships	8.5 - 10.0	1,360	(1,166)	(18)	176	3.1
Non-compete agreements	5.5	340	(285)	(55)	—	—
Trade names	3.0	50	(50)	—	—	—
Total intangible assets		$16,400	$(10,203)	$(2,166)	$4,031
The Company recorded amortization expense of $7.6 million, $1.6 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization of know-how and developed technology is recorded in cost of goods sold, and amortization of customer relationships, non-compete agreements, and trade names is recorded in selling, general and administrative on the Consolidated Statements of Operations.

Future estimated amortization expense is as follows (amounts in thousands):

As of December 31, 2025
2026	$13,258
2027	13,236
2028	11,686
2029	11,656
2030	11,656
Thereafter	50,995
Total amortization expense	$112,487
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
Disaggregated Revenue
When disaggregating revenue, the Company considers all of the economic factors that may affect its revenues. The following tables disaggregate the Company’s revenue by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Year Ended December 31, 2025
	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$7,039	$5,007	$5,814	$17,860
Consumable and other products	42,049	23,661	9,371	75,081
Total product revenue	$49,088	$28,668	$15,185	$92,941

Service and other revenue:
Research services	$23,677	$1,799	$505	$25,981
Service-type warranties	6,270	3,844	1,028	11,142
Other services	4,508	2,405	176	7,089
Total service and other revenue	$34,455	$8,048	$1,709	$44,212

Collaboration and license revenue:	$1,571	$—	$(70)	$1,501
Total collaboration and license revenue	$1,571	$—	$(70)	$1,501

	Year Ended December 31, 2024
	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$3,924	$3,857	$2,699	$10,480
Consumable and other products	39,794	20,760	8,706	69,260
Total product revenue	$43,718	$24,617	$11,405	$79,740

Service and other revenues:
Research services	$31,252	$5,833	$913	$37,998
Service-type warranties	6,319	3,490	798	10,607
Other services	1,618	976	45	2,639
Total service and other revenue	$39,189	$10,299	$1,756	$51,244

Collaboration and license revenue:	$3,681	$—	$771	$4,452
Total collaboration and license revenue	$3,681	$—	$771	$4,452

	Year Ended December 31, 2023
	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$6,374	$4,384	$4,947	$15,705
Consumable and other products	35,122	21,216	7,627	63,965
Total product revenue	$41,496	$25,600	$12,574	$79,670

Service and other revenue:
Research services	$24,706	$2,000	$1,122	$27,828
Service-type warranties	6,265	3,001	613	9,879
Other services	1,436	951	(5)	2,382
Total service and other revenue	$32,407	$5,952	$1,730	$40,089

Collaboration and license revenue:	$1,380	$—	$—	$1,380
Total collaboration and license revenue	$1,380	$—	$—	$1,380
The following table disaggregates the Company’s revenue by technology type (in thousands):

	Year Ended December 31,
	2025	2024	2023
Product revenue:
Simoa	$71,034	$79,740	$79,670
Spatial Biology	21,907	—	—
Total product revenue	$92,941	$79,740	$79,670

Service and other revenue:
Simoa	$32,388	$51,244	$40,089
Spatial Biology	11,824	—	—
Total service and other revenue	$44,212	$51,244	$40,089
All of the Company's collaboration and license revenue was generated by Simoa technology.

Contract Assets
There were no contract assets as of December 31, 2025 or 2024.
Deferred Revenue
During the years ended December 31, 2025 and 2024, the Company recognized $6.5 million and $7.9 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.
Remaining Performance Obligations
As of December 31, 2025, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $26.6 million. Of this amount $20.7 million is expected to be recognized as revenue in the next 12 months, with the remaining $5.8 million expected to be recognized thereafter. The $5.8 million primarily consists of amounts billed for undelivered services related to extended service-type warranties and research services.
Note 6. Allowance for Credit Losses
The change in the allowance for credit losses on accounts receivable is summarized as follows (in thousands):

	2025	2024	2023
Balance at December 31 of prior year	$1,042	$454	$118
Provision acquired through acquisition	1,015	—	—
Provision for expected credit losses	1,465	712	729
Write-offs and recoveries collected	(1,154)	(124)	(393)
Balance at December 31	$2,368	$1,042	$454
Note 7. Marketable Securities
The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities by major security type were as follows (in thousands):

	As of December 31, 2025
	Amortized cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$12,875	$2	$—	$12,877
U.S. Treasuries	29,572	78	—	29,650
U.S. Government agency bonds	13,588	7	(1)	13,594
Corporate bonds	32,279	13	(20)	32,272
Total marketable securities	$88,314	$100	$(21)	$88,393

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$1,494	$—	$—	$1,494
U.S. Treasuries	61,891	19	(53)	61,857
U.S. Government agency bonds	93,987	89	(98)	93,978
Corporate bonds	74,937	148	(1)	75,084
Total marketable securities	$232,309	$256	$(152)	$232,413

The following table shows the fair value and gross unrealized losses of the Company’s marketable securities aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		Greater Than 12 Months
As of December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$450	$—	$3,589	$(1)
Corporate bonds	19,759	(20)	—	—
Total	$20,209	$(20)	$3,589	$(1)

	Less Than 12 Months
As of December 31, 2024	Fair Value	Unrealized Losses
U.S. Treasuries	$35,085	$(53)
U.S. Government agency bonds	32,148	(98)
Corporate bonds	7,415	(1)
Total	$74,648	$(152)
As of December 31, 2024, the Company did not have any individual securities in a continuous loss position for greater than 12 months, and there were no individual securities that were in a significant unrealized loss position. For marketable securities in an unrealized loss position, the Company does not intend to sell them, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related.
During the year ended December 31, 2025, the Company sold $35.9 million of marketable securities. Realized gains related to the sale were not material. The Company did not sell any marketable securities or record any realized gains or losses for the year ended December 31, 2024 and 2023. Additionally, the Company has not recorded any impairment losses or a credit loss allowance on its marketable securities.
At December 31, 2025 and 2024, the Company had $0.7 million and $1.6 million of accrued interest receivable on its marketable securities, respectively.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of December 31, 2025		As of December 31, 2024
	Amortized cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$71,054	$71,141	$197,141	$197,306
Due in one to two years	17,260	17,252	35,168	35,107
Total marketable securities	$88,314	$88,393	$232,309	$232,413

Note 8. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2025	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$17,219	$17,219	$—	$—
Total cash equivalents	17,219	17,219	—	—
Marketable securities:
Commercial paper	12,877	—	12,877	—
U.S. Treasuries	29,650	—	29,650	—
U.S. Government agency bonds	13,594	—	13,594	—
Corporate bonds	32,272	—	32,272	—
Total marketable securities	88,393	—	88,393	—
Total financial assets	$105,612	$17,219	$88,393	$—

Financial liabilities:
Contingent liabilities (2)	$5,684	$—	$—	$5,684
Total financial liabilities	$5,684	$—	$—	$5,684

As of December 31, 2024	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents: (1)
Money market funds	$44,426	$44,426	$—	$—
Total cash equivalents	44,426	44,426	—	—
Marketable securities:
Commercial paper	1,494	—	1,494	—
U.S. Treasuries	61,857	—	61,857	—
U.S. Government agency bonds	93,978	—	93,978	—
Corporate bonds	75,084	—	75,084	—
Total marketable securities	232,413	—	232,413	—
Total financial assets	$276,839	$44,426	$232,413	$—
(1)Included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)The Company's recurring fair value measurements using Level 3 inputs related to the Company's contingent consideration liability from the acquisition of Emission and the contingent liability assumed in the acquisition of Akoya.
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

Level 3 Financial Instruments
The following table presents the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis, which consist of contingent liabilities:

	Level 3 Liabilities
	Emission (1)	PKI License (2)	Total
Balance as of December 31, 2024	$—	$—	$—
Acquisition	6,612	3,619	10,231
Change in fair value of contingent liabilities	(4,624)	77	(4,547)
Balance as of December 31, 2025	$1,988	$3,696	$5,684
(1)Earnout 2 requires additional consideration to be paid to the selling shareholders based on the amount and timing of certain performance targets. Earnout 2 is measured and paid over a five year period ending December 2029.
(2)As part of Akoya's 2018 acquisition of the Quantitative Pathology Solutions division of Perkin Elmer, Inc., subsequently known as Revvity, Inc. ("PKI"), Akoya entered into a license agreement with PKI (the "PKI License") (refer to Note 16 - Commitments and Contingencies). The Company recognizes the assumed contingent liability at fair value in accordance with ASC 805. The PKI License is measured and paid over the remaining eight year period ending March 2033.
Monte-Carlo simulations and discounted cash flow analyses were used to determine the fair values of the Level 3 liabilities, including the following significant unobservable inputs: projected revenue, a risk adjusted discount rate, and revenue volatility. Changes in fair value subsequent to the acquisition date were due to updated valuation inputs and the passage of time. Increases or decreases in the inputs would have resulted in higher or lower fair value measurements.
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
Other Fair Value Disclosures
During the years ended December 31, 2025 and 2024, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets.
Note 9. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	As of December 31,
	2025	2024
Raw materials	$13,727	$7,215
Work in process	11,030	7,980
Finished goods	30,006	17,580
Total inventory	$54,763	$32,775

Note 10. Property and Equipment
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2025	2024
Laboratory and manufacturing equipment	$20,211	$14,648
Demo inventory	2,650	—
Furniture and fixtures	7,332	1,999
Computers and software	3,174	6,036
Leasehold improvements	16,132	13,291
Total cost	49,499	35,974
Less: accumulated depreciation	(25,827)	(18,824)
Property and equipment, net	$23,672	$17,150
The Company incurred depreciation expense of $7.0 million, $4.8 million, and $4.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Substantially all of the Company’s property and equipment is located in North America.
There were no material disposals during the years ended December 31, 2025, 2024, and 2023. For the years ended December 31, 2025, and 2024 the Company did not record any impairments related to property and equipment. Refer to Note 15 - Leases for discussion related to the impairment of leasehold improvements in 2023.
As of December 31, 2025 and 2024, total gross capitalized software development costs were $4.4 million and $4.3 million, respectively. Depreciation of capitalized software costs was $1.2 million for the year ended December 31, 2025, and not material for the years ended December 31, 2024, and 2023.
Note 11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued professional services	$2,766	$4,897
Accrued royalties	1,784	1,361
Accrued tax liabilities	1,125	1,018
Acquisition holdback (1)	1,000	—
Off-market liability (2)	6,869	—
Other accrued expenses	4,027	1,575
Total accrued expenses and other current liabilities	$17,571	$8,851
(1)Represents the holdback associated with the Emission acquisition. Refer to Note 3 - Acquisitions.
(2)Represents the current portion of an off-market component of an acquired customer contract in the acquisition of Akoya. Refer to Note 3 - Acquisitions.
Note 12. Stock-Based Compensation
Stock-Based Compensation Plans
In December 2017, the Company adopted the 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”), under which it may grant incentive stock options, non-qualified stock options, RSUs, and other stock-based awards. As of December 31, 2017, the 2017 Plan allowed for the issuance of (1) up to 1.0 million shares of common stock and (2) up to 2.5 million shares of common stock represented by awards granted under the 2007 Stock Option and Grant Plan (which was terminated upon completion of the Company’s initial public offering) that were forfeited, expired, or cancelled without delivery of shares or which result in the forfeiture of shares of common stock back to the Company on or after the date the 2017 Plan became effective. The 2017 Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares of common stock available for issuance under the 2017 Plan on the first day of each fiscal year during the period beginning in 2019 and ending in 2027. The annual increase is equal to the lowest of (1) 4% of the number of shares of common stock outstanding as of such date and (2) an amount determined by the Company’s board of directors or compensation committee. As of December 31, 2025, 6.2 million shares were outstanding and there were 4.9 million shares available for grant under the 2017 Plan.
In December 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “2017 ESPP”). As of December 31, 2019, the 2017 ESPP allowed for the issuance of up to 0.6 million shares of common stock. The 2017 ESPP contains an “evergreen” provision, which allows for an increase in the number of shares under the plan on the first day of each fiscal year beginning with 2018 and ending in 2027. The increase is equal to the lowest of: (1) 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (2) an amount determined by the Company’s board of directors or compensation committee. As of December 31, 2025, 1.9 million shares were available for grant under the 2017 ESPP. The 2017 ESPP provides for six-month offering periods commencing and ending on March 1 through August 31, and September 1 through February 28. During the years ended December 31, 2025, 2024, and 2023, employees purchased 0.2 million, 0.1 million, and 0.1 million shares, respectively, of the Company’s common stock pursuant to the 2017 ESPP.
In July 2025, the Company adopted the Quanterix Corporation Restricted Stock Unit Inducement Awards Plan (the "Inducement Plan"). The Inducement Plan allows for issuance of up to 0.5 million shares of Quanterix common stock, consisting of: (i) up to 0.2 million shares of Quanterix common stock that may be become available for issuance again under the 2021 Akoya Equity Incentive Plan pursuant to the terms of such plan and (ii) 0.3 million shares of Quanterix common stock issuable upon vesting of restricted stock units granted to Akoya employees as an inducement to employment with Quanterix following the Merger.
In November 2025, the Company adopted the 2025 Inducement Plan which allows for issuance of up to 0.9 million shares of Quanterix Common Stock, par value $0.001 per share.
In accordance with Nasdaq listing rules, equity awards issued under the Inducement Plan and the 2025 Inducement Plan are restricted to individuals who are not already employees or directors of the Company.
Stock Options
Under the 2017 Plan, stock options may not be granted with exercise prices of less than fair market value on the date of the grant. Options generally vest ratably over a four-year period with 25% vesting on the first anniversary and the remaining 75% vesting ratably on a monthly basis over the remaining three years. These options expire ten years after the grant date.
Stock option activity for the year ended December 31, 2025 is presented below (in thousands, except per share and contractual life amounts):

	Number of options	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	3,563	$19.94	7.7	$678
Granted	2,676	8.21
Exercised	(4)	3.12
Forfeited/expired	(1,355)	15.04
Outstanding at December 31, 2025	4,880	$14.89	7.9	$170
Exercisable at December 31, 2025	2,042	$20.06	6.5	$12
Vested and expected to vest at December 31, 2025	4,880	$14.89	7.9	$170
The weighted average grant-date fair value per share of awards granted was $5.85 in 2025, $14.43 in 2024, and $10.63 in 2023. The total intrinsic value of stock options exercised was not material in 2025, $1.9 million in 2024, and $1.9 million in 2023.

Restricted Stock Units
RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Shares are delivered to the grantee upon vesting, less shares for the payment of withholding taxes. RSU activity for the year ended December 31, 2025 is presented below (in thousands, except per share amounts):

	Number of shares	Weighted-average grant date fair value per share
Unvested as of December 31, 2024	1,115	$18.55
Assumed through acquisition of Akoya (1)	253	6.54
Granted	1,619	7.76
Vested	(677)	10.44
Forfeited	(735)	13.58
Unvested as of December 31, 2025	1,575	$11.33
Expected to convert at December 31, 2025	1,575	$11.33
(1)Refer to Note 3 - Acquisitions.
The weighted average grant-date fair value per share of awards granted was $7.76 in 2025, $21.51 in 2024, and $15.90 in 2023.The total fair value of shares that vested was $13.0 million in 2025, $10.3 million in 2024, and $10.4 million in 2023.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of product revenue	$901	$1,132	$839
Cost of service and other revenue	970	1,142	1,124
Research and development	2,178	2,117	1,713
Selling, general and administrative	16,669	15,596	13,147
Total stock-based compensation expense	$20,718	$19,987	$16,823
As of December 31, 2025, there was $30.7 million of total unrecognized stock-based compensation expense related to unvested RSUs and stock options, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

The fair value of the Company’s stock options granted and purchase rights to the ESPP were estimated using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Stock Options:
Risk-free interest rate	3.7% - 4.4%	3.4% - 4.6%	3.5% - 4.7%
Expected dividend yield	None	None	None
Expected term (in years)	5.4 - 5.7	5.3 - 5.4	5.0 - 5.2
Expected volatility	82.1% - 84.5%	81.4% - 83.1%	71.1% - 83.1%

Weighted-average grant date fair value per share	$5.85	$14.43	$10.63

Employee Stock Purchase Plan:
Risk-free interest rate	3.8% - 4.0%	4.3% - 4.9%	5.2% - 5.5%
Expected dividend yield	None	None	None
Expected term (in years)	0.5	0.5	0.5
Expected volatility	72.3% - 91.1%	54.9% - 66.0%	72.8% - 82.5%

Weighted-average grant date fair value per share	$1.39	$3.84	$3.19
Note 13. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(107,150)	$(38,531)	$(28,354)
Denominator:
Weighted average common shares outstanding, basic and diluted	42,639	38,367	37,594

Net loss per share, basic and diluted	$(2.51)	$(1.00)	$(0.75)
As the Company was in a net loss position for all periods, the following common share equivalents were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	5,407	3,561	2,783
Common stock and RSUs	1,954	1,341	1,513
Estimated ESPP purchases	36	8	23
Total dilutive shares	7,397	4,910	4,319

Note 14. Income Taxes
The following table presents the components of loss before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(112,811)	$(39,968)	$(30,355)
Foreign	540	1,871	2,720
Loss before income taxes	$(112,271)	$(38,097)	$(27,635)
The following table presents the components of the Company's income tax benefit (expense) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current taxes:
United States - State	$(93)	$(37)	$(161)
Foreign	(416)	(683)	(850)
Total current taxes	(509)	(720)	(1,011)
Deferred taxes:
United States
Federal	4,447	—	—
State	802	—	—
Foreign	381	286	292
Total deferred taxes	5,630	286	292
Income tax benefit (expense)	$5,121	$(434)	$(719)
Effective Tax Rate Reconciliation
In accordance with the Company's prospective adoption of ASU 2023-09 effective for its annual financial statements beginning January 1, 2025, the following table is a reconciliation of the Company's income taxes and its effective tax rate as compared to the United States ("U.S.") federal statutory income tax rate of 21.0% for the year ended December 31, 2025 (in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	Rate
U.S. federal statutory income tax	$23,577	21.0%
U.S. state and local income tax, net of federal income tax effect (1)	555	0.5%
Foreign tax effects	(55)	—%
Effect of cross border transactions	(72)	(0.1)%
Nontaxable or nondeductible items
Transaction costs	(2,187)	(1.9)%
Goodwill impairment	(1,339)	(1.2)%
Stock compensation	(2,281)	(2.0)%
Limitation on executive compensation	(710)	(0.6)%
Other nondeductible items	(1,235)	(1.1)%
Tax credits	293	0.3%
Change in valuation allowance	(11,411)	(10.3)%
Other items	(14)	—%
Income tax benefit and effective tax rate	$5,121	4.6%
(1)The state that contributes to the majority of the state and local tax effect is Massachusetts.

The Company's effective income tax rate for 2025 differs from the U.S. federal statutory rate primarily as a result of the valuation allowance maintained against the Company’s net deferred tax assets as well as non-deductible items including stock-based compensation, transactions costs, and goodwill impairment.
A reconciliation of the Company's effective tax rate as compared to the U.S. federal statutory income tax rate of 21.0% for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09, was as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
U.S. state income taxes, net of federal benefit	2.7%	(0.3)%
Change in valuation allowance	(22.5)%	(24.3)%
Non-deductible stock compensation	(2.4)%	(1.6)%
Permanent items	(0.3)%	(0.6)%
Non-deductible executive compensation	(3.2)%	(2.6)%
Tax credits	4.0%	4.9%
Other	(0.4)%	0.9%
Effective tax rate	(1.1)%	(2.6)%
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The Company records deferred tax assets in other non-current assets and deferred tax liabilities in other non-current liabilities on the Consolidated Balance Sheets. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$147,973	$80,541
Tax credits	10,929	10,178
Deferred revenue	6,322	2,412
Amortization	—	645
Stock-based compensation	4,539	3,808
Inventory	4,092	1,069
Capitalized R&D costs	16,784	13,753
Lease liabilities	8,802	9,093
Other deferred tax assets	653	497
Non deductible interest - 163(j)	3,839	—
Accrual and reserves	5,107	1,876
Gross deferred tax assets	209,040	123,872
Less: valuation allowances	(177,108)	(118,663)
Total deferred tax assets	31,932	5,209
Deferred tax liabilities:
Right-of-use assets	(3,927)	(3,970)
Depreciation	(1,474)	(1,137)
Amortization acquired intangibles	(26,702)	(831)
Other deferred tax liabilities	(273)	(71)
Total deferred tax liabilities	(32,376)	(6,009)
Net deferred tax liabilities	$(444)	$(800)

The change in the Company's valuation allowance was as follows (in thousands):

	2025	2024
Balance at December 31 of prior year	$118,663	$110,082
Change in valuation allowance	58,445	8,581
Balance at December 31	$177,108	$118,663
The increase in the valuation allowance during the year ended December 31, 2025 was primarily due to U.S. operating losses incurred. The increase was partially offset by the release of a portion of the valuation allocation related to taxable temporary differences recorded as part of the Emission and Akoya acquisitions. These temporary differences are treated as a source of income for pre-existing U.S. federal and state deferred tax assets.
In determining the need for a valuation allowance, the Company considers the cumulative book income and loss positions of each of its entities, as well as its worldwide cumulative loss position. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry back net operating losses (“NOLs”), the existence of reversing taxable temporary differences, the availability of tax planning strategies, and forecasted future taxable income. At December 31, 2025, the Company maintained a full valuation allowance against its worldwide net deferred tax assets, as it concluded that it was more likely than not that the deferred assets will not be utilized.
Tax Attributes
As of December 31, 2025, the Company had U.S. federal NOLs of approximately $597.7 million. U.S. federal NOLs generated through December 31, 2017 of approximately $111.1 million expire at various dates through 2037, and U.S. federal NOLs generated after December 31, 2017 of approximately $486.6 million do not expire. As of December 31, 2025, the Company had U.S. federal tax credit carryforwards of approximately $13.2 million that expire at various dates through 2045.
As of December 31, 2025, the Company had $374.4 million of state NOLs, approximately $348.4 million of which expire at various dates through 2045, and approximately $26.0 million of which do not expire. As of December 31, 2025, the Company had U.S. state tax credit carryforwards of approximately $6.6 million that expire at various dates through 2040.
Under Sections 382 and 383 of the U.S. Internal Revenue Code, if a corporation undergoes an ownership change, the corporation’s ability to use its pre-ownership change NOLs and other pre-ownership change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. Generally, an ownership change occurs if there is a cumulative change in an entity’s ownership by 5% stockholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under U.S. state tax laws. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), the use of federal NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income and NOLs arising in taxable years ending after December 31, 2017 may not be carried back (though any such NOLs may be carried forward indefinitely).
The Company may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in its share capital, some of which may be outside of the control of the Company. As a result, if the Company earns net taxable income, its ability to use its pre-ownership change NOLs, or other pre-ownership change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations. As of December 31, 2025, the Company has not completed a Section 382 analysis.
Unrecognized Tax Benefits
Liabilities for unrecognized tax benefits related to uncertain tax positions are classified as other unrecognized tax benefits. These unrecognized benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including management’s judgment in the interpretation of applicable tax law, regulation of tax rulings, the progress of tax audits, and the closing of statute of limitations.
For the year ended December 31, 2025, the Company increased its gross unrecognized tax benefits $9.8 million, primarily due to tax benefits relating to federal and state research and development tax credits. These unrecognized tax benefits were related to tax positions taken by Akoya in prior years. The unrecognized tax benefits were recorded as a reduction to the related deferred tax asset. If recognized in the future, the entire $9.8 million would not impact the Company's effective tax rate due to the current valuation allowance recorded. As a result, it is estimated that any future release would increase the valuation allowance and not generate an income rate benefit. Prior to 2025, the Company did not have any unrecognized tax benefits.
At December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions. Interest and penalty charges, if any, would be classified as income tax benefit (expense) in the Consolidated Statements of Operations.
Other Tax Disclosures
The Company is subject to taxation in the United States as well as the Netherlands, Sweden, China, and the United Kingdom. At December 31, 2025, the Company is generally no longer subject to examination by taxing authorities in the United States for years prior to 2022. However, NOLs and tax credits in the United States may be subject to adjustments by taxing authorities in future years in which they are utilized. The Company’s foreign subsidiaries remain open to examination by taxing authorities from 2018 onward.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes are reflected in our results for the year ended December 31, 2025 and did not have a material impact.
Cash Paid for Taxes
The following table summarizes income taxes paid in 2025 (in thousands):

Year Ended December 31, 2025
U.S. state
Massachusetts	$—
Other states	44
Foreign
Sweden	1,220
Other foreign jurisdictions	140
Total income taxes paid	$1,404
Cash paid for taxes for the years ended December 31, 2024 and 2023 was $0.9 million and $0.8 million, respectively.
Note 15. Leases
During the year ended December 31, 2025, the Company acquired certain leases through the acquisition of Akoya and did not enter into any material leases. At December 31, 2025, the Company had no additional leases which had not yet commenced. Substantially all of the Company’s leases are located in North America.
The Company has leased facilities, including leases acquired in acquisitions, that are vacant and are not used in its operations. At the point a decision is made to stop use of a leased facility, the Company moves the related ROU asset and leasehold improvements into their own asset group and performs quarterly impairment assessments. The impairment analyses evaluate the present value of net cash flows under the original leases and the estimated cash flows under an estimated sublease and considered industry and economic factors such as rental rates, interest rates, and recent real estate activities to estimate the net cash flows analysis and impairment amount. These assessments indicated the ROU asset for certain facilities were fully impaired, which resulted in the Company recording an impairment charge of $1.4 million during the year ended December 31, 2025. During the year ended December 31, 2024, the Company did not record any lease related impairments. During the year ended December 31, 2023, the Company recorded a $1.3 million impairment charge related to unused ROU assets and leasehold improvements.
The components of the lease costs and supplemental cash flow information relating to the Company's leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$5,970	$4,949	$5,209
Short-term and variable lease cost	5,692	4,359	3,996
Total operating lease cost	$11,662	$9,308	$9,205

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$9,887	$8,554
Weighted average remaining lease term - operating leases (in years)	4.4	5.8
Weighted average discount rate - operating leases	7.71%	7.92%
The undiscounted future lease payments for non-cancelable operating leases as of December 31, 2025 were as follows (in thousands):

Maturity of lease liabilities as of December 31, 2025	Operating Leases
2026	$10,205
2027	8,952
2028	8,395
2029	8,570
2030	7,028
Thereafter	695
Total lease payments	43,845
Less imputed interest	(6,606)
Total operating lease liabilities	$37,239
Note 16. Commitments and Contingencies
Purchase Commitments
The Company’s non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. The Company’s total purchase commitments under these agreements as of December 31, 2025 was $1.1 million, most of which the Company expects to incur in the year ending December 31, 2026.
License Agreements
Eli Lilly and Company
In February 2022, the Company and Eli Lilly and Company ("Lilly") entered into a Technology License Agreement (the "Lilly License") under which Lilly granted a non-exclusive license to Lilly’s proprietary p-Tau 217 antibody technology for use by the Company in RUO products, services, and future in vitro diagnostics ("IVD") applications within the field of Alzheimer’s disease. Pursuant to the Lilly License, the Company paid an upfront fee, is required to make milestone payments based on the achievement of predetermined regulatory and commercial events, and will pay royalties on net sales of licensed products.

Harvard University
In August 2022, the Company and Harvard University ("Harvard") entered into an exclusive license agreement (the "Harvard License Agreement") for certain intellectual property owned by Harvard. Under the Harvard License Agreement, the Company paid an upfront fee, and is required to pay Harvard low single-digit royalties on net sales of products and services using the licensed technology as well as a portion of its applicable sublicense revenues. The Company incurred no royalty expense under the Harvard License Agreement for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 17 - Related Party Transactions for a discussion of a related party relationship with Harvard.
Tufts University
In June 2007, the Company and Tufts University ("Tufts") entered into a license agreement (the "Tufts License Agreement") for certain intellectual property owned by Tufts. The Tufts License Agreement, which was subsequently amended, is exclusive and sub-licensable, and will continue in effect on a country by country basis as long as there is a valid claim of a licensed patent in a country. The Company is contractually obligated to pay license and maintenance fees that are creditable against royalties, in addition to low single-digit royalties on direct sales and services, and a royalty on sublicense income. The Company incurred royalty expenses related to the Tufts License Agreement of $1.5 million, $2.1 million, and $1.7 million, during the years ended December 31, 2025, 2024, and 2023, respectively, which was recorded in cost of product revenue on the Consolidated Statements of Operations. Refer to Note 17 - Related Party Transactions for a discussion of a related party relationship with Tufts.
Stanford University
In November 2015, Akoya and Stanford University ("Stanford") entered into a license agreement (the "Stanford License Agreement ") to use certain patent rights owned by Stanford to make and sell products and services (the "Stanford Licensed Products"). The Stanford License Agreement, which was subsequently amended, is exclusive and sublicensable, and the Company is obligated to use commercially reasonable efforts to develop, manufacture, sell, and develop markets for Stanford Licensed Products. The Stanford License Agreement will continue until the expiration, revocation, invalidation or abandonment of the last licensed patent or patent application, the last of which is set to expire in 2036, unless terminated earlier in accordance with its terms. Subject to Stanford’s approval, the Company controls the prosecution and maintenance of the licensed patents.
Under the Stanford License Agreement, the Company is required to pay Stanford annual license maintenance fees, make certain milestone payments based on specified patent issuance and sales milestone events, and pay Stanford low single-digit royalty on net sales of Stanford Licensed Products and a portion of any sublicensing income. Royalty expenses related to the Stanford License Agreement incurred during the year ended December 31, 2025 were not material.
University of Washington
In June 2018, Akoya and the University of Washington (the "University") entered into an license agreement (the "University License Agreement") to use certain patent rights owned by the University to make and sell products and services (the "University Licensed Products"). The University License Agreement is exclusive and sublicensable, and the Company is obligated to use commercially reasonable efforts to develop, manufacture, sell, and develop markets for University Licensed Products. The University License Agreement will continue until the expiration, revocation, invalidation or abandonment of the last licensed patent or patent application, the last of which is set to expire in 2032, unless terminated earlier in accordance with its terms. Subject to the University's approval, the Company controls the prosecution and maintenance of the licensed patents.
Under the University License Agreement, the Company is required to make certain milestone payments based on the achievement of certain commercial milestones and pay low single-digit royalty on net sales of University Licensed Products, subject to certain minimum annual royalty payments and potential reductions based on a royalty-stacking allowance for certain third-party rights, as well as sharing a portion of any non-royalty sublicensing income. Royalty expenses related to the University License Agreement incurred during the year ended December 31, 2025 were not material.

Perkin Elmer
Under the PKI License acquired as part of the acquisition of Akoya, PKI granted Akoya an exclusive, nontransferable, sublicensable license under certain patent rights to make, use, import, and commercialize certain products and services. The Company is required to pay single digit royalties through March 2033 on net sales of products and services that are covered by patent rights under the PKI License. Royalty expense under the PKI License for the year ended December 31, 2025 was not material. Refer to Note 8 - Fair Value of Financial Instruments for further discussion.
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
Note 17. Related Party Transactions
Akoya, which the Company acquired in July 2025, is party to a diagnostic development agreement with a biopharmaceutical customer of Akoya's. A member of the Company's board of directors also serves on the board of directors of the biopharmaceutical customer. Revenue recorded from sales of products and services to this customer was $4.8 million for the year ended December 31, 2025. Cost of product revenue for goods and services delivered to this customer was $4.6 million for the year ended December 31, 2025. At December 31, 2025, the Company had $8.2 million of deferred revenue related to this customer and did not have any open payables to or open receivables from the customer.
In the first quarter of 2025, the Company entered into agreements with two entities owned by selling shareholders of Emission (refer to Note 3 - Acquisitions) to continue development work on certain future products for Quanterix. At December 31, 2025, the Company did not have any open payable balances with these entities. During 2025, the Company paid Earnout 1 (refer to Note 3 - Acquisitions), a portion of which was paid to these entities.
In August 2022, the Company entered into the Harvard License Agreement for certain intellectual property owned by Harvard (refer to Note 16 - Commitments and Contingencies). Harvard is obligated to pay a portion of the payments received from the Company under the Harvard License Agreement to a former member of the Company’s board of directors. This individual is also affiliated with Harvard and Mass General Brigham. Revenue recorded from sales of products and services to Harvard and its affiliates and to Mass General Brigham and its affiliates totaled $1.5 million, $2.2 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Cost of product revenue and operating expenses with Harvard and its affiliates and Mass General Brigham and its affiliates were not material for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, open payables to and receivable balances from Harvard and Mass General Brigham were not material.
In June 2007, the Company entered into the Tufts License Agreement for certain intellectual property owned by Tufts (refer to Note 16 - Commitments and Contingencies). A former member of the Company’s board of directors who served on the board of directors during the year ended December 31, 2025, was previously affiliated with Tufts. This Board member continued to receive compensation from Tufts on a formulaic basis based on royalties and license payments the Company makes to Tufts while on the Board of Directors of the Company. At December 31, 2025 and 2024, open payable balances to Tufts were not material.
Note 18. Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker ("CODM"), in deciding how to allocate resources and assess performance. The Company’s CODM is the chief executive officer.
As a result of the acquisition of Akoya, the Company reassessed its operating segments and concluded that the Company continues to operate as one reportable segment as of December 31, 2025. This operating segment is focused on development and commercialization of comprehensive protein biomarker solutions that identify signatures in blood and tissue to provide insights to providers, patients, and research organizations.

The Company utilizes consolidated net loss as the measure of segment profitability (loss) as required by ASU 2023-07. The CODM uses this measure, along with the significant revenue and expense lines included in the table below, when analyzing the Company’s operations and performance and determining how to allocate resources. These measures are consistently used by the CODM in comparing budgeted results versus actuals, in determining when or where to invest resources into the business, and for decisions on strategic initiatives, all of which is assessed at the consolidated level.
The following table presents the reconciliation of significant segment information reviewed by the CODM to consolidated net loss:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Revenue from contracts with customers (Note 5)	$138,654	$135,436	$121,139
Grant revenue	243	1,985	1,229
Total revenues	138,897	137,421	122,368
Less:
Costs of goods sold and services, including shipping and handling costs	79,519	62,430	56,290
Certain operating expenses, excluding shipping and handling costs (1)	168,349	124,587	107,029
Other segment items (2)	(1,821)	(11,065)	(12,597)
Consolidated net loss	$107,150	$38,531	$28,354
(1)Expenses consist of research and development and selling, general and administrative from the Consolidated Statements of Operations and exclude shipping and handling costs.
(2)Other segment items represent discrete events, non-recurring transactions, or insignificant items that are not used by the CODM to evaluate the Company’s performance or allocate resources, and include:
a.Impairment and restructuring costs – impairment charges for goodwill and other long-lived assets, and costs associated with approved restructuring plans, including costs to implement restructurings and employee separation costs;
b.Change in fair value of contingent liabilities – changes in the fair value of contingent payments as a result of updated valuation inputs;
c.Other lease costs – amortization of operating lease right-of-use assets and other facility operating expenses from leased facilities not in use;
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
The CODM also reviews consolidated balance sheet accounts and activity including cash usage and other working capital changes using the balances as reported on the Consolidated Balance Sheets
There have been no changes to the methods used to determine segment profit or loss, or the significant segment captions, across any of the periods presented.
Note 19. Restructuring
In May and July 2025, the Company announced actions to reduce operating costs, preserve cash, and, specific to the July action, realize anticipated synergies and other benefits of the Akoya acquisition. These actions included reductions in force and elimination of duplicate corporate positions and were completed as of December 31, 2025.
During the year ended December 31, 2025, the Company incurred approximately $8.0 million of expenses related to the restructuring, which also represents the total amount expected to be incurred. These costs were recorded in impairment and restructuring on the Consolidated Statements of Operations and were substantially for cash payments of severance and employee benefits, $7.7 million of which was paid by December 31, 2025.

The Company did not have any additional restructuring activities during the years ended December 31, 2024 and 2023.
Note 20. Employee Benefit Plans
The Company sponsors a 401(k) savings plan for employees and may make discretionary contributions. During the years ended December 31, 2025, 2024, and 2023, the Company made contributions of $2.2 million, $2.4 million, and $0.8 million, respectively.
Note 21. Subsequent Events
Termination of Diagnostic Development Agreement
As part of the acquisition of Akoya, the Company assumed a diagnostics development agreement (the "Development Agreement") with a biopharmaceutical customer (the "Biopharma Customer"). On February 25, 2026, the Development Agreement was terminated by mutual agreement of the parties and, in connection with such termination, Quanterix will transfer certain know-how to the Biopharma Customer and grant a non-exclusive, sub-licensable, fully paid license of the related intellectual property. No further consideration is due to either party for the know-how transfer or license. The Company is still assessing the impact to its Consolidated Financial Statements related to the off-market liability (refer to Note 3 - Acquisitions) of $14.0 million, deferred revenue of $8.2 million, and IPR&D intangible asset of $19.3 million associated with the Development Agreement as of December 31, 2025. The contract termination could result in the potential for recognition of one-time revenue and/or an impairment charge.