Form 10-Q
period 2026-03-31
Quanterix Corp
filed 2026-05-06
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No
As of April 30, 2026, the registrant had 47,105,981 shares of common stock outstanding.

QUANTERIX CORPORATION

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance and statements related to our expectations about the development and commercialization of our products and about the benefits we may realize from our acquisition of Akoya Biosciences, Inc. and are subject to a number of risks, uncertainties, and assumptions, including those further described in the section titled “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S Securities and Exchange Commission (the “SEC”) on March 2, 2026, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data, unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$36,182	$29,839
Marketable securities	63,083	88,393
Accounts receivable, net of allowance for expected credit losses	26,776	29,972
Inventory	50,959	54,763
Prepaid expenses and other current assets	8,725	9,290
Total current assets	185,725	212,257
Restricted cash	3,344	3,341
Property and equipment, net	21,369	23,672
Intangible assets, net	109,161	131,787
Goodwill	26,710	26,376
Operating lease right-of-use assets	15,861	16,664
Other non-current assets	4,502	4,669
Total assets	$366,672	$418,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,657	$13,568
Accrued compensation and benefits	9,850	14,979
Accrued expenses and other current liabilities	8,275	17,571
Deferred revenue	15,190	20,728
Operating lease liabilities	7,933	7,916
Total current liabilities	49,905	74,762
Deferred revenue, net of current portion	2,795	5,830
Operating lease liabilities, net of current portion	27,403	29,323
Non-current portion of contingent liabilities	3,547	5,024
Other non-current liabilities	883	8,097
Total liabilities	84,533	123,036
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock: $0.001 par value; Authorized: 120,000; Issued and outstanding: 47,061 and 46,744 shares at March 31, 2026 and December 31, 2025	47	47
Additional paid-in capital	877,877	873,637
Accumulated other comprehensive loss	(1,013)	(723)
Accumulated deficit	(594,772)	(577,231)
Total stockholders’ equity	282,139	295,730
Total liabilities and stockholders’ equity	$366,672	$418,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product revenue	$25,479	$20,739
Service and other revenue	10,376	8,823
Collaboration and license revenue	560	771
Total revenues	36,415	30,333
Costs of goods sold and services:
Cost of product revenue	15,140	11,341
Cost of service and other revenue	5,709	4,154
Total costs of goods sold and services	20,849	15,495
Gross profit	15,566	14,838
Operating expenses:
Research and development	7,323	10,036
Selling, general and administrative	29,770	31,168
Impairment	19,835	—
Total operating expenses	56,928	41,204
Loss from operations	(41,362)	(26,366)
Other income (expense), net:
Interest income	892	3,267
Change in fair value of contingent liabilities	1,501	(379)
Other income, net	21,421	61
Loss before income taxes	(17,548)	(23,417)
Income tax benefit	7	2,913
Net loss	$(17,541)	$(20,504)

Net loss per common share, basic and diluted	$(0.37)	$(0.53)

Weighted-average common shares outstanding, basic and diluted	46,979	38,718
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(17,541)	$(20,504)
Other comprehensive loss, net of tax:
Unrealized losses on marketable securities	(113)	(8)
Foreign currency translation	(177)	1,267
Total other comprehensive income (loss)	(290)	1,259
Comprehensive loss	$(17,831)	$(19,245)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,541)	$(20,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,603	2,188
Credit losses on accounts receivable	305	53
Accretion of marketable securities	(150)	(979)
Operating lease right-of-use asset amortization	797	561
Stock-based compensation expense	4,528	5,462
Impairment	19,835	—
Change in fair value of contingent liabilities	(1,501)	379
Recognition of off-market liability	(13,975)	—
Other operating activity	15	(412)
Changes in assets and liabilities:
Accounts receivable	2,717	4,329
Inventory	3,221	2,085
Prepaid expenses and other current assets	453	421
Accounts payable	(4,846)	399
Accrued compensation and benefits, accrued expenses, and other current liabilities	(7,254)	(3,517)
Deferred revenue	(8,572)	299
Net change in other operating assets and liabilities	(1,742)	(4,652)
Net cash used in operating activities	(18,107)	(13,888)
Cash flows from investing activities:
Purchases of marketable securities	—	(30,246)
Proceeds from sales and maturities of marketable securities	25,350	73,261
Purchases of property and equipment	(87)	(1,256)
Acquisitions, net of cash acquired	—	(8,997)
Net cash provided by investing activities	25,263	32,762
Cash flows from financing activities:
Deferred acquisition payment	(1,000)	—
Principal payments on financing leases	(83)	—
Proceeds from common stock issued under stock plans	340	668
Payments for employee taxes withheld on stock-based compensation awards	(27)	(575)
Net cash provided by (used in) financing activities	(770)	93
Net increase in cash, cash equivalents, and restricted cash	6,386	18,967
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(40)	861
Cash, cash equivalents, and restricted cash at beginning of period	33,180	59,319
Cash, cash equivalents, and restricted cash at end of period	$39,526	$79,147

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
Quanterix's proprietary digital "Simoa" detection technology enables customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. Multi-plexing biomarker analysis in tissue samples with the Company's "Spatial Biology" platforms enables scientists to understand the localized interactions occurring on the cellular level. The Company believes its combination of technologies will enable scientists to help drive diagnostic innovation in the evolving healthcare landscape with data across the tissue to fluid continuum. Currently, the ability of Quanterix's Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear.
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
Note 2. Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC regarding interim financial reporting on Form 10-Q. Accordingly, certain information and disclosures required for complete financial statements prepared in accordance with U.S. GAAP are not included. The Consolidated Balance Sheet and related information as of December 31, 2025 included herein was derived from the audited Consolidated Financial Statements as of December 31, 2025, but does not include all disclosures required by U.S. GAAP on an annual reporting basis.
These Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026. Since the date of that filing, there have been no changes or updates to the Company’s significant accounting policies, other than those described below.
In the opinion of management, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three months ended March 31, 2026 may not be indicative of the results for the full year ending December 31, 2026, or any other period.
The Company’s fiscal year is the 12-month period from January 1 through December 31, and all references to “2026,” “2025,” and the like refer to that fiscal year unless otherwise noted. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year’s presentation, including the change in accounting principle discussed below.

Change in Accounting Principle
During the quarter ended March 31, 2026, the Company changed its accounting policy for classifying shipping and handling costs for product sales, which are primarily comprised of costs paid to third-party shippers for transporting products to customers. Historically shipping and handling costs have been recorded in selling, general and administrative expenses. Under the new accounting policy, shipping and handling costs are recorded in cost of product revenue. The Company believes this classification is preferable because including these costs in cost of product revenue will better align the costs with the related revenue in the calculation of gross profit and is consistent with the practices of other companies in the same industry.
The Company applied the change in accounting principle retrospectively to all periods presented. The accompanying Consolidated Statements of Operations reflect the effect of the change in accounting principle for all periods presented, which includes a reclassification of $1.6 million from selling, general and administrative to cost of product revenue during the three months ended March 31, 2025. The change in accounting principle had no impact on revenues, loss from operations, net loss, or net loss per share and did not affect the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity.
Use of Estimates
The preparation of the Consolidated Financial Statements and Notes to Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. Such estimates include, but are not limited to, revenue recognition, valuation of inventory, valuation and impairment of goodwill, intangible, and other long-lived assets, valuation of acquired assets and assumed liabilities from acquisitions, valuation of contingent liabilities, recoverability of deferred tax assets, and stock-based compensation expense. The Company bases its estimates on historical experience, known trends, worldwide economic conditions, both general and specific to the life sciences industry, and other relevant factors it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates and changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.
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
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of March 31,
	2026	2025
Cash and cash equivalents	$36,182	$76,508
Restricted cash (1)	3,344	2,639
Cash, cash equivalents, and restricted cash	$39,526	$79,147
(1) Restricted cash consists of collateral for letters of credit issued as security for several of the Company’s leased facilities and to secure the Company’s corporate credit card program. The short-term or long-term classification is determined in accordance with the expiration of the underlying letter of credit and security.

Stock-Based Compensation
The Company measures and recognizes stock-based compensation expense by calculating the estimated fair value of restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options, or purchase rights issued under the Company’s employee stock purchase plan ("ESPP"). The Company generally issues new common shares upon the exercise of options, vesting of Restricted Stock Awards, and ESPP purchases. Awards granted by the Company are routine in nature including new hire, annual, and promotion grants.
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
The fair value of RSUs and PSUs that do not contain a market vesting condition is determined using the closing market price of the Company’s common stock on the grant date. At each reporting period, the Company reassesses the probability of the achievement of PSU performance conditions and any increase or decrease in share-based compensation expense resulting from the reassessment is treated as a cumulative catch-up in the period of adjustment. If the outcome of such performance conditions is not probable, or is not met, compensation expense is not recognized and any previously recognized compensation expense is reversed.
The fair value of PSUs that contain a market vesting condition is determined on the grant date using a Monte Carlo simulation. A Monte Carlo simulation requires assumptions for the expected volatility, risk-free interest rate, and expected dividend yield. The Company estimates these assumptions in the same manner as stock options and purchase rights under the ESPP. Compensation expense is recognized regardless of achievement of the market conditions.
The Company recognizes stock-based compensation expense on a straight-line basis over an award’s requisite service period and recognizes forfeitures as they occur. The requisite service period is the offering period for purchase rights under the ESPP and the vesting period for stock options, RSUs, and PSUs that do not contain a market condition. For PSUs that contain a market condition, the requisite service period is the longer of the derived service period or the explicit service period.
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period for eligible assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The new standard became effective for the Company’s interim and annual financial statements beginning on January 1, 2026. The Company adopted this standard as of January 1, 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on the Consolidated Financial Statements and related disclosures.

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
Note 3. Acquisitions
Akoya Biosciences, Inc.
On July 8, 2025 (the "Akoya Closing Date"), the Company completed the transactions under the Amended and Restated Agreement and Plan of Merger dated as of April 28, 2025 whereby the Company's wholly owned subsidiary, Wellfleet Merger Sub, Inc. merged with and into Akoya Biosciences Inc. ("Akoya"), with Akoya surviving the merger (the "Merger") as a wholly owned subsidiary of the Company.
Akoya, a life sciences technology company previously based in Marlborough, Massachusetts, delivers spatial biology solutions focused on transforming discovery, clinical research, and diagnostics. The acquisition of Akoya was part of the Company's plans to establish the first fully integrated technology ecosystem to identify and measure biomarkers across tissue and blood, expand its technology offerings into oncology and immunology, and expand its portfolio of laboratory service offerings.

Total Consideration Transferred
The following table presents the fair value of the consideration transferred for the Merger as of the Akoya Closing Date (in thousands, except for exchange ratio and stock price):

Total Akoya common stock and equity instruments outstanding as of July 7, 2025	51,136
Exchange Ratio	0.147
Total shares of Quanterix common stock issued	7,517
Quanterix stock price per share as of the Akoya Closing Date	$6.54
Fair value of Akoya common stock and equity instruments converted to Quanterix common stock	$49,161
Cash consideration paid (1)	18,942
Cash paid for debt extinguishment (2)	82,131
Fair value of replacement equity awards attributable to pre-combination service (3)	739
Total fair value of consideration transferred	$150,973
(1) Represents cash paid to Akoya stockholders, including fractional shares, of $0.37 per share of Akoya common stock.
(2) Represents the repayment of Akoya’s long-term debt upon closing of the acquisition, including $7.0 million of early termination, legal, and prepayment fees.
(3) Represents the fair value of certain equity-based awards held by Akoya employees prior to the Akoya Closing Date that were replaced with Quanterix equity-based awards. The portion of these awards that relates to services performed prior to the Akoya Closing Date were included within the purchase price.
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

Preliminary Allocation of Purchase Price
The following table summarizes, as of March 31, 2026, the preliminary allocation of the purchase price to the estimated fair values of the acquired assets and liabilities assumed:

Assets:
Cash and cash equivalents	$16,108
Accounts receivable, net of allowance for expected credit losses	8,616
Inventory	25,493
Prepaid expenses and other assets	5,441
Property and equipment, net	12,087
Intangible assets	121,800
Goodwill (1)	26,710
Operating lease right-of-use assets	4,585
Finance lease right-of-use assets	1,041
Total assets acquired	$221,881
Liabilities:
Accounts payable	$8,266
Accrued expenses and other liabilities	37,107
Deferred revenue	18,879
Operating lease liabilities	5,616
Finance lease liabilities	1,040
Total liabilities assumed	70,908
Net assets acquired	$150,973
(1) Goodwill represents the estimated fair value of the expected synergies from combining Akoya with Quanterix, as well as the value of the acquired workforce. The goodwill is not deductible for income tax purposes and has been fully assigned to the Akoya reporting unit.
The determination of the fair values of the assets acquired and liabilities assumed involves significant judgment in selecting inputs used in the valuation methodologies, including, but not limited to, projected revenues and expenses, future changes in technology, estimated selling prices, replacement costs or margins, customer attrition rates, covenants not to compete, obsolescence of developed technologies, the likelihood and timing of achieving milestones or performance targets, discount rates, and assumptions about the period of time a brand will continue to be used. The use of different estimates could produce different results.
The purchase price allocation set forth above is preliminary as the Company continues to obtain information to complete the purchase price allocation. Measurement period adjustments, which are based only on facts and circumstances that existed as of the acquisition date, were not material during the three months ended March 31, 2026.

Intangible Assets
The fair value and weighted average amortization period of the intangible assets acquired as of the Akoya Closing Date is as follows (in thousands, except weighted average life amounts):

	Fair Value	Weighted Average Useful Life (in years)
Definite-lived intangible assets:
Developed technology	$99,600	9.6
Customer relationships	2,900	9.2
Total	$102,500	9.6
Indefinite-lived intangible assets:
In process research and development	$19,300
Total intangible assets	$121,800
The Company primarily relied on income based approaches using Level 3 inputs to determine the fair values. A multi-period excess earnings valuation methodology was used for the developed technology and in-process research and development ("IPR&D") intangible assets, and a distributor method was used for the customer relationships intangible. These income approaches required the use of estimates including: projected revenues and expenses related to the particular asset, obsolescence rates, customer retention rates, discount rates, and certain published or readily available industry benchmark data. In establishing the estimated useful life of each definite-lived intangible asset, the Company relied primarily on the duration of the cash flows utilized in the valuation model.
Acquired Diagnostic Development Agreement
As part of the acquisition of Akoya, the Company assumed a diagnostics development agreement (the "Development Agreement") with a biopharmaceutical customer (the "Biopharma Customer"). As of the Akoya Closing Date, the Company assessed the unfavorable terms of the Development Agreement and recorded a $16.7 million off-market liability. The Company determined the preliminary fair value of the off-market liability, which represented the amount by which the terms of the contract with the customer deviate from the terms that a market participant could have achieved, based on an income approach using Level 3 inputs. This income approach required the use of estimates including: projected revenue, expected profit margin, and a discount rate.
On February 25, 2026, the Development Agreement was terminated by mutual agreement of the parties and, in connection with such termination, Quanterix will transfer certain know-how to the Biopharma Customer and grant a non-exclusive, sub-licensable, fully paid license of the related intellectual property. No further consideration is due to either party for the know-how transfer or license.
The IPR&D intangible asset generated by the Merger consisted solely of the intellectual property that will be transferred to the Biopharma Customer. As a result of the termination of the Development Agreement, the Company can no longer realize the benefits from the IPR&D asset and the full $19.3 million balance was recorded as an impairment charge during the three months ended March 31, 2026.
Additionally, as a result of the termination of the Development Agreement, the Company recognized $21.6 million of one-time income during the three months ended March 31, 2026, which consisted of $13.7 million of non-cash income from the off-market liability and $7.9 million of deferred revenue. These amounts were recorded in other income, net on the Company's Consolidated Statements of Operations as the termination of an acquired, off-market, contract is unusual and infrequent in nature.
Acquisition Costs
Acquisition costs are recorded in selling, general and administrative in the Consolidated Statements of Operations and were not material for the three months ended March 31, 2026 and 2025, respectively.

Emission, Inc.
On January 8, 2025 (the "Emission Closing Date"), the Company acquired all of the issued and outstanding shares of capital stock of Emission, Inc. ("Emission"), a life sciences manufacturing company based in Georgetown, Texas. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads these proprietary beads. The transaction was part of the Company's plans to secure the use of Emission’s highly controlled beads in the Company's future products and expansion into a new multi-plex market segment targeting third-party original equipment manufacturer customers. The fair value of the consideration transferred in connection with the acquisition of Emission was $16.6 million, which included a $1.0 million holdback that was paid in the first quarter of 2026.
Contingent Payments
The Emission transaction included two contingent payment arrangements providing for potential additional future cash payments to the seller. An additional $10.0 million was paid in the fourth quarter of 2025 upon completion of certain technical milestones (“Earnout 1”) and up to $50.0 million could be payable based on the amount and timing of certain performance targets over a five year period ending December 31, 2029 (“Earnout 2”).
Under ASC 805 - Business Combinations, the Company determined Earnout 1 was compensation expense and was therefore recognized separately from the business combination. In accordance with ASC 710 - Compensation, Earnout 1 was recognized over the period certain technical milestones were completed in 2025. This expense was recorded in research and development and selling, general and administrative expenses on the Consolidated Statements of Operations. During the three months ended March 31, 2025 the Company recognized expense of $3.7 million for Earnout 1.
The preliminary fair value of Earnout 2 on the Emission Closing Date was $6.6 million, which represented purchase price and was included in the accounting for the business combination. Monte-Carlo simulations were used to determine the fair value, including the following significant unobservable inputs: projected revenue, a risk adjusted discount rate, and revenue volatility. Refer to Note 8 - Fair Value of Financial Instruments for discussion on the fair value considerations for Earnout 2.
Call Option Agreement
In connection with the closing of the acquisition of Emission, the Company entered into a call option agreement, in which the Emission selling shareholders have the right to repurchase all of the outstanding capital stock of Emission for $10.0 million after five years if Emission’s revenues do not exceed $5.0 million in any one year during such five-year period. If the Emission selling shareholders exercise the right to repurchase Emission, the Company will retain a perpetual, fully-paid, irrevocable license to all Emission intellectual property required to continue to manufacture and commercialize the Company's products. The Company determined that the call option is embedded in the purchased shares of Emission and does not require separate accounting unless exercised.
Note 4. Goodwill and Intangible Assets
Goodwill and Impairment
At March 31, 2026, the Company performed a qualitative interim impairment test as result of continued events and circumstances that indicated its goodwill could be impaired, including a larger than expected decline in the Company's revenue and bookings primarily due to the changing macro-economic conditions resulting from reductions in U.S. federal research funding and import tariffs. This test was performed on its Akoya reporting unit since all remaining goodwill had previously been assigned to it. As a result of the qualitative test, the Company determined that its goodwill was not impaired as of March 31, 2026.

Changes in the carrying amount of goodwill were as follows (in thousands):

Total Goodwill
Balance as of January 1, 2025	$—
Acquisition of Emission	6,374
Goodwill impairment	(6,374)
Acquisition of Akoya, including measurement period adjustments	26,376
Balance as of December 31, 2025	26,376
Measurement period adjustments to Akoya goodwill	334
Balance as of March 31, 2026	$26,710
Intangible Assets
Acquired intangible assets consisted of the following (in thousands, except useful life and weighted average life amounts):

		As of March 31, 2026
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Developed technology	7.0 - 14.0	$114,150	$(10,368)	$—	$103,782	9.3
Know-how	8.5	13,000	(8,834)	(1,540)	2,626	1.8
Customer relationships	8.5 - 10.0	4,260	(1,503)	(4)	2,753	8.3
Total		$131,410	$(20,704)	$(1,544)	$109,161

		As of December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Definite-lived intangible assets:
Developed technology	7.0 - 14.0	$114,150	$(7,596)	$—	$106,554	9.8
Know-how	8.5	13,000	(8,445)	(1,470)	3,085	2.3
Customer relationships	8.5 - 10.0	4,260	(1,408)	(4)	2,848	8.7
Total		$131,410	$(17,449)	$(1,474)	$112,487
Indefinite-lived intangible assets:
In-process research and development (1)		$19,300	$—	$—	$19,300
Total intangible assets		$150,710	$(17,449)	$(1,474)	$131,787
(1) Refer to Note 3 - Acquisitions for discussion on the IPR&D impairment during the three months ended March 31, 2026.
The Company recorded amortization expense of $3.3 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

Future estimated amortization expense is as follows (in thousands):

As of March 31, 2026
2026	$9,975
2027	13,193
2028	11,686
2029	11,656
2030	11,656
Thereafter	50,995
Total amortization expense	$109,161
Note 5. Revenue and Related Matters
Revenue from Contracts with Customers
The Company’s customers primarily consist of entities engaged in life sciences research that pursue the discovery and development of novel therapies and diagnostics for a variety of neurologic, oncologic, cardiovascular, and infectious disease, and through the identification and measurement of other protein biomarkers associated with diseases. The Company’s customer base includes pharmaceutical, biotechnology, contract research organizations, academic, and government institutions.
Disaggregated Revenue
When disaggregating revenue, the Company considers all of the economic factors that may affect its revenues. The following tables disaggregate the Company’s revenue by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$1,761	$953	$1,383	$4,097	$813	$362	$1,448	$2,623
Consumable and other products	11,745	7,074	2,563	21,382	10,918	4,849	2,349	18,116
Total	$13,506	$8,027	$3,946	$25,479	$11,731	$5,211	$3,797	$20,739
Service and other revenue:
Research services	$3,861	$245	$247	$4,353	$5,006	$329	$266	$5,601
Service-type warranties	1,669	956	282	2,907	1,509	893	192	2,594
Other	1,913	1,088	115	3,116	422	202	4	628
Total	$7,443	$2,289	$644	$10,376	$6,937	$1,424	$462	$8,823
Collaboration and license revenue:	$560	$—	$—	$560	$771	$—	$—	$771
Total	$560	$—	$—	$560	$771	$—	$—	$771

The following table disaggregates the Company’s revenue by technology type (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue:
Simoa	$16,804	$20,739
Spatial Biology	8,675	—
Total product revenue	$25,479	$20,739

Service and other revenue:
Simoa	$6,678	$8,823
Spatial Biology	3,698	—
Total service and other revenue	$10,376	$8,823
All of the Company's collaboration and license revenue was generated by Simoa technology.
For the three months ended March 31, 2026 and 2025, no customer accounted for more than 10% of the Company’s total revenues. As of March 31, 2026 and December 31, 2025, no customer accounted for more than 10% of the Company’s gross accounts receivable.
Contract Assets
There were no contract assets as of March 31, 2026 or December 31, 2025.
Deferred Revenue
During the three months ended March 31, 2026 and 2025, the Company recognized $3.5 million and $2.5 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period. Additionally, as a result of the termination of the Development Agreement, the Company recognized $7.9 million of deferred revenue in other income, net during the three months ended March 31, 2026 (refer to Note 3 - Acquisitions).
Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $18.0 million. Of this amount, $15.2 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. The remaining $2.8 million primarily consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.
Note 6. Allowance for Credit Losses
The change in the allowance for expected credit losses on accounts receivable is summarized as follows (in thousands):

	2026	2025
Balance as of December 31	$2,368	$1,042
Provision for expected credit losses	528	186
Write-offs and recoveries collected	(224)	(133)
Balance as of March 31	$2,672	$1,095

Note 7. Marketable Securities
All of the Company's marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities, by major security type, were as follows (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$6,474	$—	$(1)	$6,473
U.S. Treasuries	25,336	27	—	25,363
U.S. Government agency bonds	6,028	1	(3)	6,026
Corporate bonds	25,278	—	(57)	25,221
Total marketable securities	$63,116	$28	$(61)	$63,083

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$12,875	$2	$—	$12,877
U.S. Treasuries	29,572	78	—	29,650
U.S. Government agency bonds	13,588	7	(1)	13,594
Corporate bonds	32,279	13	(20)	32,272
Total marketable securities	$88,314	$100	$(21)	$88,393
The following tables present the fair value and gross unrealized losses of the Company’s marketable securities aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		Greater Than 12 Months
As of March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$6,473	$(1)	$—	$—
U.S. Government agency bonds	1,449	(2)	2,596	(1)
Corporate bonds	25,221	(57)	—	—
Total	$33,143	$(60)	$2,596	$(1)

	Less Than 12 Months		Greater Than 12 Months
As of December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$450	$—	$3,589	$(1)
Corporate bonds	19,759	(20)	—	—
Total	$20,209	$(20)	$3,589	$(1)
For marketable securities in an unrealized loss position, the Company does not intend to sell them, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related. Accordingly, the Company has not recorded any impairment losses or a credit loss allowance.
The Company did not sell any marketable securities or record any realized gains or losses for the three months ended March 31, 2026. Realized gains or losses for the three months ended March 31, 2025 were not material.
At March 31, 2026 and December 31, 2025, the Company had $0.5 million and $0.7 million, respectively, of accrued interest receivable on its marketable securities, which was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets.

The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$50,330	$50,327	$71,054	$71,141
Due in one to two years	12,786	12,756	17,260	17,252
Total	$63,116	$63,083	$88,314	$88,393

Note 8. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis (in thousands):

As of March 31, 2026	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents:
Money market funds (1)	$22,475	$22,475	$—	$—
Total cash equivalents	22,475	22,475	—	—
Marketable securities:
Commercial paper	6,473	—	6,473	—
U.S. Treasuries	25,363	—	25,363	—
U.S. Government agency bonds	6,026	—	6,026	—
Corporate bonds	25,221	—	25,221	—
Total marketable securities	63,083	—	63,083	—
Total financial assets	$85,558	$22,475	$63,083	$—
Financial liabilities:
Contingent liabilities (2)	$4,183	$—	$—	$4,183
Total financial liabilities	$4,183	$—	$—	$4,183

As of December 31, 2025	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents:
Money market funds (1)	$17,219	$17,219	$—	$—
Total cash equivalents	17,219	17,219	—	—
Marketable securities:
Commercial paper	12,877	—	12,877	—
U.S. Treasuries	29,650	—	29,650	—
U.S. Government agency bonds	13,594	—	13,594	—
Corporate bonds	32,272	—	32,272	—
Total marketable securities	88,393	—	88,393	—
Total financial assets	$105,612	$17,219	$88,393	$—
Financial liabilities:
Contingent liabilities (2)	$5,684	$—	$—	$5,684
Total financial liabilities	$5,684	$—	$—	$5,684
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
Level 3 Financial Instruments
The following tables present the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Level 3 Liabilities
	Emission (1)	PKI License (2)	Total
Balance as of December 31, 2025	$1,988	$3,696	$5,684
Change in fair value of contingent liabilities	(322)	(1,179)	(1,501)
Balance as of March 31, 2026	$1,666	$2,517	$4,183

	Level 3 Liabilities
	Emission (1)	PKI License (2)	Total
Balance as of December 31, 2024	$—	$—	$—
Acquisition of Emission - Earnout 2	6,612	—	6,612
Change in fair value of contingent liabilities	379	—	379
Balance as of March 31, 2025	$6,991	$—	$6,991
(1)Earnout 2 requires additional consideration to be paid to the selling shareholders based on the amount and timing of certain performance targets. Earnout 2 is measured and paid over a five year period ending December 2029.
(2)As part of Akoya's 2018 acquisition of the Quantitative Pathology Solutions division of Perkin Elmer, Inc., subsequently known as Revvity, Inc. ("PKI"), Akoya entered into a license agreement with PKI (the "PKI License"). The Company recognizes the assumed contingent liability at fair value in accordance with ASC 805. The PKI License is measured and paid over the remaining eight year period ending March 2033.
Monte-Carlo simulations and discounted cash flow analyses were used to determine the fair values, including the following significant unobservable inputs: projected revenue, a risk adjusted discount rate, and revenue volatility. Changes in fair value subsequent to the acquisition date were due to updated valuation inputs. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurements.
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
Other Fair Value Disclosures
During the three months ended March 31, 2026 and 2025, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets or liabilities.

Note 9. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$12,236	$13,727
Work in process	9,958	11,030
Finished goods	28,765	30,006
Total inventory	$50,959	$54,763
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued professional services	$2,126	$2,766
Accrued royalties	1,763	1,784
Accrued tax liabilities	1,783	1,125
Acquisition holdback (1)	—	1,000
Off-market liability (2)	—	6,869
Other accrued expenses	2,603	4,027
Total accrued expenses and other current liabilities	$8,275	$17,571
(1) Represented the holdback associated with the Emission acquisition, which was paid in the first quarter of 2026. Refer to Note 3 - Acquisitions.
(2) Represented the current portion of an off-market component of a customer contract assumed in the acquisition of Akoya. This contract was terminated in the first quarter of 2026. Refer to Note 3 - Acquisitions.

Note 11. Stockholders' Equity
The following tables summarize the changes in equity during the three months ended March 31, 2026 and 2025, respectively (amounts in thousands):

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2025	46,744	$47	$873,637	$(723)	$(577,231)	$295,730
Issuance of common stock under stock plans, net of tax and payments	317	—	(288)	—	—	(288)
Stock-based compensation expense	—	—	4,528	—	—	4,528
Unrealized losses on marketable securities, net of tax	—	—	—	(113)	—	(113)
Foreign currency translation, net of tax	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	(17,541)	(17,541)
Balance at March 31, 2026	47,061	$47	$877,877	$(1,013)	$(594,772)	$282,139

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2024	38,573	$39	$803,160	$(3,080)	$(470,081)	$330,038
Issuance of common stock under stock plans, net of tax and payments	228	—	138	—	—	138
Stock-based compensation expense	—	—	5,462	—	—	5,462
Unrealized losses on marketable securities, net of tax	—	—	—	(8)	—	(8)
Foreign currency translation, net of tax	—	—	—	1,267	—	1,267
Net loss	—	—	—	—	(20,504)	(20,504)
Balance at March 31, 2025	38,801	$39	$808,760	$(1,821)	$(490,585)	$316,393
Note 12. Stock-Based Compensation
Stock-Based Compensation Plans
In the first quarter of 2026, the Board of Directors approved an increase of 2.0 million shares of common stock to be reserved for issuance under the Amended and Restated 2025 Inducement Plan (the "Inducement Plan"). The Inducement Plan allows for issuance of up to 2,893,465 shares of Quanterix common stock. The only persons eligible to receive grants of nonqualified stock options, RSUs, and other stock-based awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4).

Stock option and ESPP activity during the three months ended March 31, 2026 was not material.
Restricted Stock and Performance Stock Units
RSUs represent the right to receive shares of common stock based on continued employment during the vesting period. Shares are delivered to the grantee upon vesting, less shares for the payment of withholding taxes. RSUs generally vest over a four year period. PSUs represent the right to receive shares of common stock based on the achievement of performance or market conditions and continued employment during the vesting period.
During the three months ended March 31, 2026, the Company granted 3.2 million RSUs, which had a weighted average grant date fair value of $6.39 per share, and 1.2 million PSUs, which had a weighted average grant date fair value of $5.62 per share.
For PSUs granted during the three months ended March 31, 2026, 0.8 million contained market vesting conditions based on the Company's volume weighted share price exceeding pre-set prices over a four year performance period. For the 0.4 million PSUs granted containing performance vesting conditions, the number of shares issuable at the end of the one year performance period could be up to 125% of the granted award and is based on the Company's performance against pre-set objectives.
RSUs and PSUs vested or forfeit during the three months ended March 31, 2026 was not material.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of product revenue	$155	$311
Cost of service and other revenue	214	309
Research and development	526	591
Selling, general and administrative	3,633	4,251
Total stock-based compensation expense	$4,528	$5,462
As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested Restricted Stock Awards and stock options was $44.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

Note 13. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(17,541)	$(20,504)
Denominator:
Weighted average common shares outstanding, basic and diluted	46,979	38,718

Net loss per share, basic and diluted	$(0.37)	$(0.53)
As the Company was in a net loss position for all periods, the following table presents the common share equivalents (calculated on a weighted average basis) excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	4,311	5,018
RSUs and PSUs	3,491	1,688
Estimated ESPP purchases	7	8
Total dilutive shares	7,809	6,714
Note 14. Income Taxes
The Company’s effective tax rates were 0.0% and 12.4% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate was due to a non-recurring benefit in 2025 of $3.0 million related to the release of a portion of the Company's valuation allowance due to taxable temporary differences recorded as part of the Emission acquisition, which are a source of income to realize certain pre-existing federal and state deferred tax assets. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.
The Company maintains a valuation allowance on the majority of its deferred tax assets and has concluded that it is more likely than not that the deferred assets will not be utilized.
Note 15. Commitments and Contingencies
Purchase Commitments
The Company’s non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations under annual and multi-year agreements, some of which have minimum quantity requirements. As of March 31, 2026, the Company’s total purchase commitments under these agreements was not material.
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

Leases
The undiscounted future lease payments for non-cancelable operating and financing leases were as follows (in thousands):

Maturity of lease liabilities as of March 31, 2026	Operating Leases
2026 (remainder)	$7,653
2027	8,952
2028	8,395
2029	8,570
2030	7,028
Thereafter	695
Total lease payments	41,293
Less: imputed interest	5,957
Total lease liabilities	$35,336
During the three months ended March 31, 2026, the Company did not enter into any material leases.
Note 16. Related Party Transactions
Due to a change in the composition of its board of directors, the Company no longer has related party relationships with Harvard University or Tufts University.
Additionally, as a result of the termination of the Development Agreement on February 25, 2026, the Company no longer has material related-party transactions with the Biopharma Customer. No amounts were due to or from the Biopharma Customer as of March 31, 2026.
Note 17. Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the chief executive officer.
The Company continues to operate as one reportable segment as of March 31, 2026. This operating segment is focused on the development and commercialization of comprehensive protein biomarker solutions that identify signatures in blood and tissue to provide insights to providers, patients, and research organizations.
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

The following table presents the reconciliation of significant segment information reviewed by the CODM to consolidated net loss:

	Three Months Ended March 31,
	2026	2025
Total revenues (1)	$36,415	$30,333

Less:
Costs of goods sold and services	20,849	15,495
Certain operating expenses (2)	37,093	41,204
Other segment items (3)	(3,986)	(5,862)
Consolidated net loss	$(17,541)	$(20,504)
(1)Revenue generated from contracts outside of ASC 606 was not material for the three months ended March 31, 2026 and 2025.
(2)Consists of research and development and selling, general and administrative expenses from the Consolidated Statements of Operations.
(3)Other segment items represent discrete events, non-recurring transactions, or insignificant items that are not used by the CODM to evaluate the Company’s performance or allocate resources, and include:
a.Impairment and restructuring costs – impairment charges for IPR&D, goodwill, and other long-lived assets, and costs associated with approved restructuring plans, including employee separation costs and any associated costs related to implementing a restructuring plan, and vacant leased facilities;
b.Change in fair value of contingent liabilities – changes in the fair value of contingent payments as a result of updated valuation inputs;
c.Interest income – interest earned on cash, cash equivalents, and marketable securities, and the accretion of discounts on marketable securities;
d.Other income, net – gains and losses on foreign currency, and other non-recurring items that are not a part of the Company’s core business operations; and
e.Income tax benefit (expense) – income taxes related to federal, state, and foreign jurisdictions in which the Company conducts business.
The CODM also reviews consolidated balance sheet accounts and activity including cash usage and other working capital changes using the balances as reported on the Consolidated Balance Sheets.
Other than the change in accounting policy for shipping and handling costs (refer to Note 2 - Significant Accounting Policies), there have been no changes to the methods used to determine segment profit or loss or the significant segment captions across any of the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in the section titled “Part I. Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2026. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth in the sections titled “Part II, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q or in the section titled “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us, “and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
Overview
We are a life sciences company transforming healthcare innovation by accelerating biomarker breakthroughs from discovery to diagnostics using our ultra-sensitive translational research and spatial biology instruments, consumables, and services. We continue to invest in pushing a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our combined platforms have achieved significant commercial adoption with an installed base of over 2,500 instruments and scientific validation with citations in more than 6,500 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology, immunology, and inflammation.
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
We also provide contract research services and clinical laboratory testing services, including four Laboratory Developed Tests ("LDT"), using our proprietary Simoa and Spatial Biology technology through our Accelerator Laboratory, which is certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") (the "Accelerator Laboratory"). To date, we have completed over 2,650 projects for more than 500 customers from all over the world using our platforms.
We have an extensive base of worldwide customers including research laboratories, contract research organizations ("CROs"), academic institutions, and bio-pharmaceutical companies. We sell our instruments, consumables, and services through a direct field sales and support organizations in North America and Europe, and through our own sales force and distributors in countries throughout Europe, Asia Pacific, Africa, Latin America, and the Middle East.
Our total revenues were $36.4 million and $30.3 million for the three months ended March 31, 2026 and 2025, respectively. Since our inception, we have incurred annual net losses, including net losses of $17.5 million and $20.5 million for the three months ended March 31, 2026 and 2025, respectively.

We expect operating losses to continue in 2026 as we incur costs related to the following:
•expanding our research and development efforts to improve our existing, or to develop and launch new, assays and instruments. These expenses could be particularly significant if any of our products become subject to additional or more burdensome regulation by the U.S. Food and Drug Administration (the “FDA”);
•investing in Lucent Diagnostics, additional LDTs, and other diagnostics initiatives including entry into translational pharma and clinical diagnostic markets;
•seeking Premarket Approval (“PMA”), de novo classification, or 510(k) clearance from the FDA for our products, if or when we decide to market products for use in the prevention, diagnosis, or treatment of a disease or other condition;
•strategically acquiring and integrating companies or technologies that may be complementary to our business;
•making required earnout payments under the Emission, Inc. ("Emission") acquisition agreement, which are contingent upon completion of certain performance milestones;
•entering into collaboration arrangements, or in-licensing other products and technologies; and
•adding or enhancing operational, financial, and management information systems.
Subsequent to our acquisition of Akoya Biosciences, Inc. ("Akoya") in 2025, we implemented actions to realize many of the transaction's synergies. As a result of the actions taken to date, on an annualized basis, we have realized approximately $85.0 million of cost synergies.
Recent Business Developments
Business Strategy Update
Following the appointment of our new President and Chief Executive Officer in January 2026, management undertook a comprehensive review of the Company’s commercial and product strategy. Upon completion of the review, we announced several planned changes intended to accelerate revenue growth in our research tools business and to further advance our position in the Alzheimer’s Disease diagnostics market.
We are making targeted investments to improve commercial effectiveness, including adding experienced sales leadership within our Accelerator business, improving lead generation efforts, and investing in marketing spend. These investments are intended to deepen our pharmaceutical partnerships and to strengthen sales execution and competitive positioning. We are also increasing our strategic focus on Alzheimer’s diagnostics by hiring an experienced leader to oversee our diagnostics business, upgrading our HD‑X platform with the intent to pursue FDA in vitro diagnostics ("IVD") status in 2027, and investing in laboratory infrastructure and targeted commercial programs. To fund these investments, we are streamlining our product roadmap to focus our efforts on these initiatives, which we believe can positively impact our revenues starting in 2026.
We further believe these changes, supported by sustained investment in our SP-X and SR-X platforms, will enable us to defend and extend our leadership in the early-stage research and translational markets, which remain foundational to the organization.
We continue to expect to be cash flow breakeven in the second half of 2026, although our ability to achieve this goal is dependent on our success in implementing these strategy changes and meeting revenue and expense objectives. Further, our progress could be adversely affected by external factors.
FDA 510(k) Submission for a Multi-Analyte Algorithmic Blood Test for Alzheimer’s Disease Detection
On January 31, 2026, we submitted a 510(k) premarket notification to the FDA for a multi-analyte algorithmic blood test for Alzheimer’s disease.

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
LucentAD Complete Medicare Pricing
In November 2025, the Centers for Medicare & Medicaid Services approved a reimbursement rate of $897 for our LucentAD Complete multiplex test. This milestone provides a nationally recognized reference price, an important step for coverage decision with private issuers, enables broader access, and supports efforts to bring this multiplex diagnostic solution to hospitals and laboratories across the country. We are also completing multiple clinical utility studies across the diagnostic continuum spanning from primary care through specialty neurology settings. These studies are expected to demonstrate how LucentAD Complete could improve clinician confidence, patient access, and outcomes at each decision point, which could support obtaining payor coverage including a Local Coverage Determination.
Termination of Diagnostic Development Agreement
As part of the acquisition of Akoya, we assumed a diagnostics development agreement (the "Development Agreement") with a biopharmaceutical customer (the "Biopharma Customer"). On February 25, 2026, the Development Agreement was terminated by mutual agreement of the parties and, in connection with such termination, we will transfer certain know-how to the Biopharma Customer and grant a non-exclusive, sub-licensable, fully paid license of the related intellectual property. No further consideration is due to either party for the know-how transfer or license.
The in-process research and development ("IPR&D") intangible asset generated by the Akoya acquisition consisted solely of the intellectual property being transferred to the Biopharma Customer. As a result of the termination of the Development Agreement, we can no longer realize the benefit of the IPR&D asset. During the three months ended March 31, 2026, the IPR&D was fully impaired and we recorded an impairment charge of $19.3 million.
Additionally, as a result of the termination of the Development Agreement, we recognized $21.6 million of one-time income during the three months ended March 31, 2026, which includes $13.7 million of non-cash income from the contract's related off-market liability and $7.9 million of deferred revenue. These amounts were recorded in other income, net on our Consolidated Statements of Operations, as the termination of an acquired, off-market contract is unusual and infrequent in nature.
Acquisitions
Refer to Note 3 - Acquisitions in the Notes to Consolidated Financial Statements for information on our acquisitions of Emission and Akoya, which occurred in 2025.
Change in Accounting Principle
During the quarter ended March 31, 2026, we changed our accounting policy for classifying shipping and handling costs for product sales, which are primarily comprised of costs paid to third-party shippers for transporting products to customers. Historically, shipping and handling costs have been recorded in selling, general and administrative expenses. Under the new accounting policy, shipping and handling costs are recorded in cost of product revenue. We believe this classification is preferable because including these costs in cost of product revenue will better align the costs with the related revenue in the calculation of gross profit and is consistent with the practices of other companies in the same industry.
We applied the change in accounting principle retrospectively to all periods presented. The accompanying Consolidated Statements of Operations and this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the effect of the change in accounting principle for all periods presented, which includes a reclassification of $1.6 million from selling, general and administrative to cost of product revenue during the three months ended March 31, 2025. The change in accounting principle had no impact on revenues, loss from operations, net loss, or net loss per share and did not affect the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity.
Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,				Increase (Decrease)
	2026	% of Revenue	2025	% of Revenue	Amount	%
Revenues:
Product revenue	$25,479	70%	$20,739	68%	$4,740	23%
Service and other revenue	10,376	28%	8,823	29%	1,553	18%
Collaboration and license revenue	560	2%	771	3%	(211)	(27)%
Total revenues	36,415	100%	30,333	100%	6,082	20%
Costs of goods sold and services:
Cost of product revenue	15,140	42%	11,341	37%	3,799	33%
Cost of service and other revenue	5,709	15%	4,154	14%	1,555	37%
Total costs of goods sold and services	20,849	57%	15,495	51%	5,354	35%
Gross profit	15,566	43%	14,838	49%	728	5%
Operating expenses:
Research and development	7,323	20%	10,036	33%	(2,713)	(27)%
Selling, general and administrative	29,770	82%	31,168	103%	(1,398)	(4)%
Impairment	19,835	54%	—	—%	19,835	100%
Total operating expenses	56,928	156%	41,204	136%	15,724	38%
Loss from operations	(41,362)	(113)%	(26,366)	(87)%	(14,996)	57%
Other income (expense), net:
Interest income	892	2%	3,267	11%	(2,375)	(73)%
Change in fair value of contingent liabilities	1,501	4%	(379)	(1)%	1,880	(496)%
Other income, net	21,421	59%	61	—%	21,360	35,016%
Loss before income taxes	(17,548)	(48)%	(23,417)	(77)%	5,869	(25)%
Income tax benefit	7	—%	2,913	10%	(2,906)	(100)%
Net loss	$(17,541)	(48)%	$(20,504)	(67)%	$2,963	(14)%
Revenues
Total revenues increased $6.1 million, or 20%, to $36.4 million for the three months ended March 31, 2026, compared to $30.3 million for the three months ended March 31, 2025.
For the three months ended March 31, 2026, product revenue consisted of instrument sales of $4.1 million and sales of consumables and other products of $21.4 million. Product revenue increased $4.7 million, or 23%, to $25.5 million for the three months ended March 31, 2026, compared to $20.7 million for the three months ended March 31, 2025. The increase was primarily due to the acquisition of Akoya, which added $8.7 million of product revenue. Product revenue for the legacy Quanterix business decreased $3.9 million, or 19%, primarily due to a full quarter impact in 2026 from reductions in US federal research funding and macro-economic conditions. The impact of these conditions did not begin until the end of the first quarter in 2025 and resulted in lower consumables demand from academic and pharmaceutical customers as research and development spending declined.

Instrument revenues remained flat in the first quarter of 2026 and we expect softness in instrument sales to continue in 2026 as a result of what we believe is a constrained capital funding environment. As we implement the strategic changes to update our HD-X and continue investment in our instruments, or as funding conditions improve, we anticipate a recovery in instrument demand.
We expect the continued uncertain macro-economic environment to cause fluctuations in consumable sales in 2026.
Service revenue increased $1.6 million, or 18%, to $10.4 million, for the three months ended March 31, 2026, compared to $8.8 million for the three months ended March 31, 2025. The increase was primarily due to the acquisition of Akoya, which added $3.7 million of service revenue. For the legacy Quanterix business, service revenue decreased $2.1 million, or 24%, primarily due to lower volumes of sample testing and assay development services in our Accelerator Laboratory. This decline is primarily driven by reduced pipeline development during 2025 and large pharmaceutical projects that have not repeated. While we continue to see strong opportunities in the market, the uncertain macro-economic environment is expected to continue to drive fluctuations in Accelerator Laboratory revenue in 2026.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $5.4 million, or 35%, to $20.8 million for the three months ended March 31, 2026, compared to $15.5 million for the three months ended March 31, 2025.
Cost of product revenue increased $3.8 million, or 33%, to $15.1 million for the three months ended March 31, 2026, compared to $11.3 million for the three months ended March 31, 2025. This increase was primarily due to the acquisition of Akoya, which added $6.3 million to cost of product revenue. This increase was partially offset by a $2.8 million decrease in the legacy Quanterix business primarily related to (1) a $1.8 million decrease in headcount and related compensation and benefit costs, including stock-based compensation, from a restructuring plan implemented in 2025, (2) improvements in inventory management, and (3) lower product sales.
Cost of service and other revenue increased $1.6 million, or 37%, to $5.7 million for the three months ended March 31, 2026, compared to $4.2 million for the three months ended March 31, 2025. This increase was primarily due to the acquisition of Akoya, which added $1.0 million to cost of service and other revenue.
Research and Development
Research and development expense decreased $2.7 million, or 27%, to $7.3 million for the three months ended March 31, 2026, compared to $10.0 million for the three months ended March 31, 2025.
Of the decrease, $4.1 million was related to the legacy Quanterix business and was primarily due to a (1) $1.9 million decrease from a non-recurring charge in 2025 associated with the contingent compensation payable under the acquisition of Emission, (2) a $1.1 million decrease in costs of outside services, research lab supplies, and equipment to enable product development, and (3) a $1.0 million decrease in headcount and related compensation and benefit costs, including stock based compensation, from a restructuring plan implemented in 2025. These decreases were partially offset by the acquisition of Akoya which added $1.4 million research and development expenses.
We believe that our continued investment in research and development is essential to our long-term competitive position. We expect that the realization of synergies from the acquisition of Akoya should enable us to maintain research and development expense at a more consistent level period to period in the future.
Selling, General and Administrative
Selling, general and administrative expense decreased $1.4 million, or 4%, to $29.8 million for the three months ended March 31, 2026, compared to $31.2 million for the three months ended March 31, 2025.

Of the decrease, $7.1 million was related to the legacy Quanterix business and was primarily due to (1) a $3.2 million decrease in due diligence and other acquisition costs related to the acquisitions of Akoya and Emission in 2025, (2) a $1.9 million decrease from a non-recurring charge in 2025 associated with the contingent compensation payable under the acquisition of Emission, (3) a $1.6 million decrease in headcount and related compensation and benefit costs, including stock based compensation, from a restructuring plan implemented in 2025, and (4) a $1.2 million decrease in professional services and consulting fees related to our annual audit and completing the remediation of the material weaknesses in our internal control over financial reporting described in our 2025 Form 10-K. These decreases were partially offset by the acquisition of Akoya, which added $5.7 million of selling, general and administrative expenses.
We do not expect selling, general and administrative expenses in future periods to change at the same rate as total revenue or research and development expenses.
Impairment
We recorded impairment costs of $19.8 million for the three months ended March 31, 2026 primarily related to the impairment of an IPR&D intangible asset. As a result of the termination of the Development Agreement in the first quarter of 2026, we can no longer realize the benefits of the IPR&D asset acquired as part of the Akoya acquisition.
Interest Income
Interest income decreased $2.4 million, or 73%, to $0.9 million for the three months ended March 31, 2026, as compared to $3.3 million for the three months ended March 31, 2025. The decrease was primarily due to lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Change in Fair Value of Contingent Liabilities
Change in fair value of contingent liabilities decreased $1.9 million, or 496%, for the three months ended March 31, 2026. The contingent arrangements relate to the acquisition of Emission and the assumption of Akoya's contingent liability from its acquisition of the Quantitative Pathology Solutions division of PerkinElmer, Inc. in 2018. The decrease was due to updates to the valuation inputs.
Income Tax Benefit
Income tax benefit was less than $0.1 million for the three months ended March 31, 2026 as compared to income tax benefit of $2.9 million for the three months ended March 31, 2025. The change was primarily due to the release of a portion of our valuation allowance on deferred tax assets in 2025 related to temporary tax differences from the acquisition of Emission.
Other Income, Net
Other income, net increased $21.4 million to $21.4 million for the three months ended March 31, 2026. As a result of the termination of the Development Agreement in the first quarter of 2026, we recognized $21.6 million of one-time income, which includes $13.7 million of non-cash income from an off-market liability and $7.9 million of deferred revenue. The termination of an acquired, off-market contract is unusual and infrequent in nature.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of March 31, 2026, we had $36.2 million of cash and cash equivalents and $63.1 million of marketable securities. Historically we have also financed our operations through equity offerings and borrowings from credit facilities. Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, general corporate expenses, and contingent payments related to our prior acquisition activity.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

As a result of the acquisition of Akoya in 2025, along with actions already taken to reduce operating costs, preserve cash, and realize anticipated synergies and other benefits of acquisition, we expect to be cash flow breakeven in the second half of 2026, although our ability to achieve this goal is dependent on our success in implementing the strategy changes discussed above and meeting revenue and expense objectives. Further, our progress could be adversely affected by external factors.
Our future capital requirements will depend on many factors, including, but not limited to, our pace of growth, expansion, or introduction of new instruments, assays, and services, including Lucent Diagnostics and advancing access to our diagnostic tests, market acceptance of our products and services, regulatory requirements, regulatory approval of our products or services, and the effects of competition, technological developments, and broader market and economic trends. We also regularly assess other potential acquisitions and may need capital to pursue acquisitions of complementary businesses, services, and technologies.
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
Cash Flows
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(18,107)	$(13,888)
Net cash provided by investing activities	25,263	32,762
Net cash provided by (used in) financing activities	(770)	93
Net increase in cash, cash equivalents, and restricted cash	$6,386	$18,967
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to develop new products and services, invest in process and product improvements, and increase our sales and marketing efforts. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business, and built our infrastructure. We expect negative cash flows from operating activities will continue at least through the first half of 2026.
Net cash used in operating activities was $18.1 million and $13.9 million for the three months ended March 31, 2026 and 2025, respectively. The $4.2 million increase in net cash used in operations was primarily due to adjustments for non-cash items related to the termination of the Development Agreement, including a $19.3 million impairment of the related IPR&D intangible asset partially offset by recognition of $13.7 million of non-cash income related to the Development Agreement's off-market liability. The overall change in net cash used in operations was also driven by a change in working capital items, primarily recognition of $7.9 million of deferred revenue associated with the termination of the Development Agreement and a decrease in accounts payable.

Investing Activities
Our primary investing activities have consisted of purchases, sales, and maturities of marketable securities, funds to acquire companies, and capital expenditures for the purchase of property and equipment to support our infrastructure.
Net cash provided by investing activities was $25.3 million during the three months ended March 31, 2026, which consisted of proceeds from sales and maturities of marketable securities of $25.4 million, and $0.1 million for purchases of property and equipment.
Net cash provided by investing activities was $32.8 million during the three months ended March 31, 2025, which consisted of proceeds from sales and maturities of marketable securities of $73.3 million and cash used of $9.0 million for the acquisition of Emission, $30.2 million for the purchase of marketable securities, and $1.3 million for purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $0.8 million during the three months ended March 31, 2026, compared to net cash provided by financing activities of $0.1 million during the three months ended March 31, 2025. These cash flows are primarily related to payment in the first quarter of 2026 of the holdback liability associated with the acquisition of Emission and the issuance of common stock under our equity incentive plans.
Future Cash Obligations
As of March 31, 2026, there have been no material changes to our contractual obligations and commitments from those described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.
In addition to the cash commitments disclosed in our 2025 Form 10-K, we may have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.
Critical Accounting Policies and Estimates
Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described in the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2025 Form 10-K.
There have been no material changes to our critical accounting policies and estimates as previously disclosed in our 2025 Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2026, there have been no material changes to the market risk information from those described in the section titled “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.
Based on the evaluation described above, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
As permitted under the SEC’s guidance regarding newly acquired businesses, we have elected to exclude the operations of Akoya, which we acquired on July 8, 2025, from our evaluation of internal control over financial reporting for the quarter ended March 31, 2026. Akoya represented approximately 43% of our consolidated total assets, excluding the preliminary value of goodwill, and 34% of our consolidated revenues as of and for the three months ended March 31, 2026.
While we are in the process of integrating Akoya into our internal controls over financial reporting, we intend to rely on the one-year transition period allowed under the SEC's guidance, and will include Akoya in our annual internal control assessment beginning with our Form 10-K for the year ending December 31, 2026.
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings and threats of litigation consisting of intellectual property, contractual, employment, and other matters. While the outcome of any such actions or proceedings cannot be predicted with certainty, as of March 31, 2026, we were not party to any legal proceedings, the outcome of which would be expected to have a material adverse effect on our financial condition or results of operations. Regardless of any outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition, results of operations, or the price of our common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in the section titled “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"), as filed with the SEC on March 2, 2026. These risk factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be not material also may adversely affect our business, financial condition, and results of operations.
As of the date of this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Amended and Restated Certificate of Incorporation.		8-K	10/02/2025	001-38319

3.2	Restated Bylaws.		8-K	10/02/2025	001-38319

10.1+	Amended and Restated Quanterix Corporation Non-Employee Director Compensation Policy	X
10.2+	Separation Agreement by and between the Company and Masoud Toloue.		8-K	01/08/2026	001-38319
10.3+	Employment Agreement by and between the Company and Everett Cunningham.		8-K	01/08/2026	001-38319
10.4+	Amended and Restated 2025 Inducement Plan.		S-8	01/15/2026	333-292362

10.5+	Second Amendment to the Employment Agreement by and between the Company and Vandana Sriram	X

18.1	Preferability Letter of KPMG LLP Regarding Change in Accounting Principle	X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

QUANTERIX CORPORATION

Dated: May 6, 2026	By:	/s/ Everett Cunningham
Everett Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: May 6, 2026	By:	/s/ Vandana Sriram
Vandana Sriram
Chief Financial Officer
(principal financial officer and principal accounting officer)