Form 10-Q
period 2026-06-30
Quanterix Corp
filed 2026-08-10
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No
As of August 3, 2026, the registrant had 47,293,065 shares of common stock outstanding.

QUANTERIX CORPORATION

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance and statements related to our expectations about the development and commercialization of our products and are subject to a number of risks, uncertainties, and assumptions, including those further described in the section titled “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S Securities and Exchange Commission (the “SEC”) on March 2, 2026, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Service Marks, Trademarks, and Trade Names
“Quanterix,” “Simoa,” “Simoa HD-X,” “SR-X,” “SP-X,” “HD-X,” “LucentAD,” “Lucent Diagnostics,” “Akoya,” “PhenoCycler,” “PhenoImager,” “PhenoCode,” and our logos are our trademarks. All other service marks, trademarks, and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ service marks, trademarks, or trade names to imply a relationship with, or endorsement or sponsorship of us, by these other companies.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data, unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$44,169	$29,839
Marketable securities	49,360	88,393
Accounts receivable, net of allowance for expected credit losses	22,345	29,972
Inventory	47,601	54,763
Prepaid expenses and other current assets	7,576	9,290
Total current assets	171,051	212,257
Restricted cash	3,348	3,341
Property and equipment, net	20,002	23,672
Intangible assets, net	105,782	131,787
Goodwill	—	26,376
Operating lease right-of-use assets	15,053	16,664
Other non-current assets	4,391	4,669
Total assets	$319,627	$418,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,892	$13,568
Accrued compensation and benefits	10,293	14,979
Accrued expenses and other current liabilities	8,483	17,571
Deferred revenue	14,892	20,728
Operating lease liabilities	7,813	7,916
Total current liabilities	50,373	74,762
Deferred revenue, net of current portion	2,502	5,830
Operating lease liabilities, net of current portion	25,574	29,323
Non-current portion of contingent liabilities	3,265	5,024
Other non-current liabilities	701	8,097
Total liabilities	82,415	123,036
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock: $0.001 par value; Authorized: 120,000; Issued and outstanding: 47,135 and 46,744 shares at June 30, 2026 and December 31, 2025, respectively	47	47
Additional paid-in capital	882,039	873,637
Accumulated other comprehensive loss	(1,168)	(723)
Accumulated deficit	(643,706)	(577,231)
Total stockholders’ equity	237,212	295,730
Total liabilities and stockholders’ equity	$319,627	$418,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenue	$23,476	$16,832	$48,956	$37,572
Service and other revenue	9,018	7,112	19,394	15,935
Collaboration and license revenue	412	532	972	1,303
Total revenues	32,906	24,476	69,322	54,810
Costs of goods sold and services:
Cost of product revenue	14,621	10,594	29,761	21,935
Cost of service and other revenue	5,611	3,881	11,320	8,035
Total costs of goods sold and services	20,232	14,475	41,081	29,970
Gross profit	12,674	10,001	28,241	24,840
Operating expenses:
Research and development	7,821	9,081	15,144	19,117
Selling, general and administrative	27,350	30,350	57,121	61,520
Impairment and restructuring costs	26,934	7,670	46,769	7,670
Total operating expenses	62,105	47,101	119,034	88,307
Loss from operations	(49,431)	(37,100)	(90,793)	(63,467)
Other income (expense), net:
Interest income	761	2,692	1,653	5,962
Change in fair value of contingent liabilities	(79)	4,273	1,422	3,894
Other income (expense), net	(239)	49	21,182	108
Loss before income taxes	(48,988)	(30,086)	(66,536)	(53,503)
Income tax benefit	54	73	61	2,986
Net loss	$(48,934)	$(30,013)	$(66,475)	$(50,517)

Net loss per common share, basic and diluted	$(1.04)	$(0.77)	$(1.41)	$(1.30)

Weighted-average common shares outstanding, basic and diluted	47,167	38,893	47,068	38,801
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(48,934)	$(30,013)	$(66,475)	$(50,517)
Other comprehensive income (loss), net of tax:
Unrealized losses on marketable securities	(13)	(68)	(126)	(76)
Foreign currency translation	(142)	961	(319)	2,228
Total other comprehensive income (loss)	(155)	893	(445)	2,152
Comprehensive loss	$(49,089)	$(29,120)	$(66,920)	$(48,365)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(66,475)	$(50,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,737	4,187
Credit losses on accounts receivable	516	(262)
Accretion of marketable securities	(202)	(1,567)
Operating lease right-of-use asset amortization	1,601	850
Stock-based compensation expense	8,739	10,834
Impairment	46,769	6,374
Change in fair value of contingent liabilities	(1,422)	(3,894)
Recognition of off-market liability	(13,975)	—
Other operating activity	(558)	(370)
Changes in assets and liabilities:
Accounts receivable	6,817	9,476
Inventory	7,652	2,993
Prepaid expenses and other current assets	1,561	1,942
Accounts payable	(6,763)	2,796
Accrued compensation and benefits, accrued expenses, and other current liabilities	(6,377)	1,605
Deferred revenue	(9,163)	583
Net change in other operating assets and liabilities	(3,683)	(4,573)
Net cash used in operating activities	(23,226)	(19,543)
Cash flows from investing activities:
Purchases of marketable securities	(8,245)	(30,245)
Proceeds from sales and maturities of marketable securities	47,354	135,874
Purchases of property and equipment	(183)	(2,033)
Acquisitions, net of cash acquired	—	(8,954)
Net cash provided by investing activities	38,926	94,642
Cash flows from financing activities:
Deferred acquisition payments	(1,439)	—
Principal payments on financing leases	(171)	—
Proceeds from common stock issued under stock plans	340	668
Payments for employee taxes withheld on stock-based compensation awards	(27)	(1,004)
Net cash used in financing activities	(1,297)	(336)
Net increase in cash, cash equivalents, and restricted cash	14,403	74,763
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(66)	1,455
Cash, cash equivalents, and restricted cash at beginning of period	33,180	59,319
Cash, cash equivalents, and restricted cash at end of period	$47,517	$135,537

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
Quanterix's proprietary digital "Simoa" detection technology enables customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. Multi-plexing biomarker analysis in tissue samples with the Company's spatial biology platforms enables scientists to understand the localized interactions occurring on the cellular level. The Company believes its combination of technologies will enable scientists to help drive diagnostic innovation in the evolving healthcare landscape with data across the tissue to fluid continuum. Currently, the ability of Quanterix's Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear.
The Company sells its proprietary instruments and related consumables worldwide to research laboratories, contract research organizations, academic institutions, and bio-pharmaceutical companies. In addition, the Company provides contract research services and clinical laboratory testing services, including four Laboratory Developed Tests ("LDT"), using its proprietary technology through its Accelerator Laboratory (the "Accelerator Laboratory"), which is certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA").
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
In the opinion of management, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and six months ended June 30, 2026 may not be indicative of the results for the full year ending December 31, 2026, or any other period.
The Company’s fiscal year is the 12-month period from January 1 through December 31, and all references to “2026,” “2025,” and the like refer to that fiscal year unless otherwise noted. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year’s presentation, including the change in accounting principle discussed below.

Change in Accounting Principle
During the quarter ended March 31, 2026, the Company changed its accounting policy for classifying shipping and handling costs for product sales, which are primarily comprised of costs paid to third-party shippers for transporting products to customers. Historically shipping and handling costs were recorded in selling, general and administrative expenses. Under the new accounting policy, shipping and handling costs are recorded in cost of product revenue. The Company believes this classification is preferable because including these costs in cost of product revenue will better align the costs with the related revenue in the calculation of gross profit and is consistent with the practices of other companies in the same industry.The Company applied the change in accounting principle retrospectively to all periods presented.
The accompanying Consolidated Statements of Operations reflect the effect of the change in accounting principle , which includes a reclassification of $1.3 million and $2.9 million from selling, general and administrative to cost of product revenue during the three and six months ended June 30, 2025, respectively. The change in accounting principle had no impact on revenues, loss from operations, net loss, or net loss per share and did not affect the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity.
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
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$44,169	$132,896
Restricted cash (1)	3,348	2,641
Cash, cash equivalents, and restricted cash	$47,517	$135,537
(1) Restricted cash consists of collateral for letters of credit issued as security for several of the Company’s leased facilities and to secure the Company’s corporate credit card program. The short-term or long-term classification is determined in accordance with the expiration of the underlying letter of credit and security.

Stock-Based Compensation
The Company measures and recognizes stock-based compensation expense by calculating the estimated fair value of restricted stock units ("RSUs"), performance stock units ("PSUs"), stock options, or purchase rights issued under the Company’s employee stock purchase plan ("ESPP"). The Company generally issues new common shares upon the exercise of options, vesting of RSUs and PSUs, and ESPP purchases. Awards granted by the Company are routine in nature including new hire, annual, and promotion grants.
The fair values of stock options and purchase rights under the ESPP are estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires the Company to make assumptions about the expected or contractual term of the option or purchase right, the expected volatility, risk-free interest rates, and expected dividend yield. The Company estimates the expected term of options granted to employees utilizing historical exercise data. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The expected volatility is based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected term. The expected dividend yield is zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.
The fair values of RSUs and PSUs that do not contain a market vesting condition are determined using the closing market price of the Company’s common stock on the grant date. At each reporting period, the Company reassesses the probability of the achievement of PSU performance conditions and any change in share-based compensation expense resulting from the reassessment is treated as a cumulative catch-up in the period of adjustment. If the outcome of such performance conditions is determined to not be probable, additional compensation expense is not recognized, and if such performance conditions are not able to be met, any previously recognized compensation expense is reversed.
The fair value of PSUs that contain a market vesting condition is determined on the grant date using a Monte Carlo simulation, which requires assumptions for the expected volatility, risk-free interest rate, and expected dividend yield. The Company estimates these assumptions in the same manner as stock options and purchase rights under the ESPP. Stock-based compensation expense is recognized regardless of achievement of the market conditions.
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

Recent Accounting Standards to be Adopted
In December 2025, the FASB issued ASC Update No. 2025-12, Codification Improvements. This update provides a variety of language changes and clarity across several topics which are applicable to the Company. The amendments in this update may be applied prospectively or retrospectively. Additionally, the Company is permitted to elect the transition method for these updates on an issue-by-issue basis. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASC Update No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update enhances interim disclosure requirements. The amendments in this update can be applied prospectively or retrospectively. The new standard will be effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.
In November 2025, the FASB issued ASC Update No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update establishes guidance for recognition, measurement, and presentation of government grants received by public business entities. The new standard may be applied using a modified prospective approach, modified retrospective approach, or retrospective approach. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASC No. 2025-06, Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update improves operability of the internal use software guidance by removing prescriptive and sequential software development stages. The amendments in this update can be applied prospectively or retrospectively. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.
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
Note 3. Acquisitions
Akoya Biosciences, Inc.
On July 8, 2025 (the "Akoya Closing Date"), the Company completed the transactions under the Amended and Restated Agreement and Plan of Merger dated as of April 28, 2025 whereby the Company's wholly owned subsidiary, Wellfleet Merger Sub, Inc. merged with and into Akoya Biosciences, Inc. ("Akoya"), with Akoya surviving the merger (the "Merger") as a wholly owned subsidiary of the Company.
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
Upon completion of the Merger, the Company assumed Akoya's stock incentive plans. All Akoya restricted stock units outstanding immediately prior to the completion of the Merger were automatically adjusted by an exchange ratio and converted into an equity award of the same type covering shares of the Company's common stock on the same terms and conditions, including continuing vesting requirements.

Allocation of Purchase Price
The following table summarizes, as of June 30, 2026 and prior to the impairments of the related goodwill and an intangible asset (refer to Note 4 - Goodwill and Intangible Assets), the allocation of the purchase price to the estimated fair values of the acquired assets and liabilities assumed (in thousands):

Assets:
Cash and cash equivalents	$16,108
Accounts receivable, net of allowance for expected credit losses	8,616
Inventory	25,493
Prepaid expenses and other assets	5,441
Property and equipment, net	12,087
Intangible assets	121,800
Goodwill (1)	26,939
Operating lease right-of-use assets	4,585
Finance lease right-of-use assets	1,041
Total assets acquired	$222,110
Liabilities:
Accounts payable	$8,266
Accrued expenses and other liabilities	37,336
Deferred revenue	18,879
Operating lease liabilities	5,616
Finance lease liabilities	1,040
Total liabilities assumed	71,137
Net assets acquired	$150,973
(1) Goodwill represented the estimated fair value of the expected synergies from combining Akoya with Quanterix, as well as the value of the acquired workforce. The goodwill was not deductible for income tax purposes.
The determination of the fair values of the assets acquired and liabilities assumed involved significant judgment in selecting inputs used in the valuation methodologies, including, but not limited to, projected revenues and expenses, future changes in technology, estimated selling prices, replacement costs or margins, customer attrition rates, covenants not to compete, obsolescence of developed technologies, the likelihood and timing of achieving milestones or performance targets, discount rates, and assumptions about the period of time a brand will continue to be used. The use of different estimates could produce different results.
Measurement period adjustments, which are based only on facts and circumstances that existed as of the acquisition date, were not material during the three and six months ended June 30, 2026.
Intangible Assets
The fair value and weighted average amortization period of the intangible assets acquired as of the Akoya Closing Date was as follows (in thousands, except weighted average life amounts):

	Fair Value	Weighted Average Useful Life (in years)
Definite-lived intangible assets:
Developed technology	$99,600	9.6
Customer relationships	2,900	9.2
Total	$102,500	9.6
Indefinite-lived intangible assets:
In process research and development (1)	$19,300
Total intangible assets	$121,800
(1) Refer to the section titled "Acquired Diagnostic Development Agreement" for a discussion of the impairment charge recorded in the first quarter of 2026.
The Company primarily relied on income-based approaches using Level 3 inputs to determine the fair values. A multi-period excess earnings valuation methodology was used for the developed technology and in-process research and development ("IPR&D") intangible assets, and a distributor method was used for the customer relationships intangible. These income approaches required the use of estimates including projected revenues and expenses related to the particular asset, obsolescence rates, customer retention rates, discount rates, and certain published or readily available industry benchmark data. In establishing the estimated useful life of each definite-lived intangible asset, the Company relied primarily on the duration of the cash flows utilized in the valuation model.
Acquired Diagnostic Development Agreement
As part of the acquisition of Akoya, the Company assumed a diagnostics development agreement (the "Development Agreement") with a biopharmaceutical customer (the "Biopharma Customer"). As of the Akoya Closing Date, the Company assessed the unfavorable terms of the Development Agreement and recorded a $16.7 million off-market liability. The Company determined the fair value of the off-market liability, which represented the amount by which the terms of the contract with the customer deviate from the terms that a market participant could have achieved, based on an income approach using Level 3 inputs. This income approach required the use of estimates including projected revenue, expected profit margin, and a discount rate.
On February 25, 2026, the Development Agreement was terminated by mutual agreement of the parties and, in connection with such termination, Quanterix transferred certain know-how to the Biopharma Customer and granted a non-exclusive, sub-licensable, fully paid license of the related intellectual property. No further consideration was paid to either party for the know-how transfer or license.
The IPR&D intangible asset generated by the Merger consisted solely of the intellectual property that was transferred to the Biopharma Customer. As a result of the termination of the Development Agreement, the Company could no longer realize the benefits from the IPR&D asset and the full $19.3 million balance was recorded as an impairment charge during the first quarter of 2026.
Additionally, as a result of the termination of the Development Agreement, during the first quarter of 2026 the Company recognized one-time income from the Development Agreements remaining balances consisting of $14.0 million of non-cash income from the off-market liability and $7.9 million of deferred revenue. These amounts were recorded in other income (expense), net on the Company's Consolidated Statements of Operations as the termination of an acquired, off-market, contract is unusual and infrequent in nature.
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

Contingent Payments
The Emission transaction included two contingent payment arrangements providing for potential additional future cash payments to the seller. An additional $10.0 million was paid in the fourth quarter of 2025 upon completion of certain technical milestones (“Earnout 1”) and, as of June 30, 2026, up to $49.9 million could be payable based on the amount and timing of certain performance targets over a five year period ending December 31, 2029 (“Earnout 2”).
Under ASC 805 - Business Combinations, the Company determined Earnout 1 was compensation expense and was therefore recognized separately from the business combination. In accordance with ASC 710 - Compensation, Earnout 1 was recognized over the period certain technical milestones were completed in 2025. This expense was recorded in research and development and selling, general and administrative expenses on the Consolidated Statements of Operations. During the three and six months ended June 30, 2025 the Company recognized expense of $4.2 million and $7.9 million, respectively, for Earnout 1.
The preliminary fair value of Earnout 2 on the Emission Closing Date was $6.6 million, which represented purchase price. During the three months ended June 30, 2026, the Company's payments related to Earnout 2 were not material. Refer to Note 8 - Fair Value of Financial Instruments for discussion on the fair value considerations for Earnout 2.
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
Acquisition Costs
Acquisition costs are recorded in selling, general and administrative in the Consolidated Statements of Operations and were not material for the three and six months ended June 30, 2026. Acquisition costs for the three and six months ended June 30, 2025 were $4.0 million and $7.2 million, respectively.
Note 4. Goodwill and Intangible Assets
Goodwill and Impairment
During the second quarter of 2026, the Company completed the integration activities related to its acquisition of Akoya, including the consolidation of operational processes and financial reporting systems. As a result, management concluded that the consolidated Company constituted a single reporting unit as of June 30, 2026.
At June 30, 2026, the Company assessed events and circumstances, including declines in the Company's revenue, and concluded it was more likely than not that the fair value of its single reporting unit was less than its carrying value. As a result, the Company performed a quantitative impairment test. The Company estimated the implied fair value of its reporting unit using a market valuation approach with Level 1 inputs including the Company's quoted stock price and Level 2 inputs including certain published or readily available industry benchmark data. Based on this quantitative test, the Company determined the carrying value of its reporting unit exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of $26.9 million during the three months ended June 30, 2026.
During the three months ended June 30, 2025, the Company recorded an impairment charge of $6.4 million to its goodwill from the acquisition of Emission.

Changes in the carrying amount of goodwill were as follows (in thousands):

Total Goodwill
Balance as of January 1, 2025	$—
Acquisition of Emission	6,374
Goodwill impairment	(6,374)
Acquisition of Akoya, including measurement period adjustments	26,376
Balance as of December 31, 2025	26,376
Measurement period adjustments	563
Goodwill impairment	(26,939)
Balance as of June 30, 2026	$—
Intangible Assets, Long-Lived Assets, and Impairment
During the three months ended June 30, 2026, the Company completed the integration of Akoya's operations and reassessed its asset groups. Based on updates to how management will deploy and recover the costs of its assets, the Company determined that the assets acquired in the Akoya acquisition were combined with the legacy Quanterix assets into a single asset group for the purposes of assessing recoverability. There were no other material changes to the Company's asset groups.
Prior to performing its interim goodwill impairment test at June 30, 2026, the Company tested the recoverability of its intangible and long-lived assets. The Company utilized an undiscounted cash flow analysis to determine if the cash flows expected to be generated by each of its asset groups over the remaining estimated useful lives of each groups' primary asset were sufficient to recover the carrying value of each asset group. For certain asset groups, the analysis included an estimate of the group's disposal value. Significant assumptions that form the basis of the forecasted results utilized to calculate undiscounted cash flows include projected revenues and expenses and market conditions related to these assets. Collectively, these assumptions and estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used could materially affect the determination of recoverability. Potential events and circumstances that could have an adverse impact on the Company's estimates and assumptions include, but are not limited to, lower than expected revenue growth, increases in costs, and other macroeconomic factors.
At June 30, 2026, the Company concluded that no additional intangible and long-lived assets were impaired. Should economic conditions deteriorate or remain depressed for a prolonged period of time, estimates of future cash flows for each of the Company’s asset groups may be insufficient to support their carrying value, requiring an impairment. Impairment charges, if any, may be material to the results of operations and financial position.
During the three months ended March 31, 2026, the Company recorded an impairment of an IPR&D intangible asset (refer to Note 3 - Acquisitions).
Acquired intangible assets consisted of the following (in thousands, except useful life and weighted average life):

		As of June 30, 2026
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Developed technology	7.0 - 14.0	$114,150	$(13,225)	$—	$100,925	9.1
Know-how	8.5	13,000	(9,213)	(1,590)	2,197	1.5
Customer relationships	8.5 - 10.0	4,260	(1,596)	(4)	2,660	8.1
Total		$131,410	$(24,034)	$(1,594)	$105,782

		As of December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Definite-lived intangible assets:
Developed technology	7.0 - 14.0	$114,150	$(7,596)	$—	$106,554	9.6
Know-how	8.5	13,000	(8,445)	(1,470)	3,085	2.0
Customer relationships	8.5 - 10.0	4,260	(1,408)	(4)	2,848	8.5
Total		$131,410	$(17,449)	$(1,474)	$112,487
Indefinite-lived intangible assets:
In-process research and development (1)		$19,300	$—	$—	$19,300
Total intangible assets		$150,710	$(17,449)	$(1,474)	$131,787
(1) Refer to Note 3 - Acquisitions for discussion on the IPR&D impairment during the first quarter of 2026.
The Company recorded amortization expense of $3.3 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded amortization expense of $6.6 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.
Future estimated amortization expense is as follows (in thousands):

As of June 30, 2026
2026	$6,632
2027	13,157
2028	11,686
2029	11,656
2030	11,656
Thereafter	50,995
Total amortization expense	$105,782
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

Disaggregated Revenue
When disaggregating revenue, the Company considers all of the economic factors that may affect its revenues. The following tables disaggregate the Company’s revenue by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$155	$2,351	$1,155	$3,661	$601	$507	$852	$1,960
Consumable and other products	11,444	5,665	2,706	19,815	7,887	4,811	2,174	14,872
Total	$11,599	$8,016	$3,861	$23,476	$8,488	$5,318	$3,026	$16,832
Service and other revenue:
Research services	$2,584	$199	$208	$2,991	$3,861	$104	$58	$4,023
Service-type warranties	2,493	1,508	285	4,286	1,480	904	189	2,573
Other	1,024	575	142	1,741	335	181	—	516
Total	$6,101	$2,282	$635	$9,018	$5,676	$1,189	$247	$7,112
Collaboration and license revenue:	$412	$—	$—	$412	$532	$—	$—	$532
Total	$412	$—	$—	$412	$532	$—	$—	$532

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$1,916	$3,304	$2,538	$7,758	$1,414	$869	$2,300	$4,583
Consumable and other products	23,189	12,740	5,269	41,198	18,807	9,659	4,523	32,989
Total	$25,105	$16,044	$7,807	$48,956	$20,221	$10,528	$6,823	$37,572
Service and other revenue:
Research services	$6,445	$445	$455	$7,345	$8,867	$433	$324	$9,624
Service-type warranties	4,162	2,463	567	7,192	2,989	1,797	381	5,167
Other	2,937	1,663	257	4,857	757	383	4	1,144
Total	$13,544	$4,571	$1,279	$19,394	$12,613	$2,613	$709	$15,935
Collaboration and license revenue:	$972	$—	$—	$972	$1,303	$—	$—	$1,303
Total	$972	$—	$—	$972	$1,303	$—	$—	$1,303

The following table disaggregates the Company’s revenue by technology type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue:
Simoa	$14,134	$16,832	$30,939	$37,572
Spatial biology	9,342	—	18,017	—
Total product revenue	$23,476	$16,832	$48,956	$37,572

Service and other revenue:
Simoa	$6,027	$7,112	$12,706	$15,935
Spatial biology	2,991	—	6,688	—
Total service and other revenue	$9,018	$7,112	$19,394	$15,935
All of the Company's collaboration and license revenue was generated by Simoa technology.
For the three and six months ended June 30, 2026 and 2025, no customer accounted for more than 10% of the Company’s total revenues. As of June 30, 2026 and December 31, 2025, no customer accounted for more than 10% of the Company’s gross accounts receivable.
Contract Assets
There were no contract assets as of June 30, 2026 or December 31, 2025.
Deferred Revenue
During the three months ended June 30, 2026 and 2025, the Company recognized $4.7 million and $3.1 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period. During the six months ended June 30, 2026 and 2025, the Company recognized $8.2 million and $5.6 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.
Additionally, during the first quarter of 2026, as a result of the termination of the Development Agreement (refer to Note 3 - Acquisitions), the Company recognized $7.9 million of deferred revenue in other income (expense), net.
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $17.4 million. Of this amount, $14.9 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. The remaining $2.5 million primarily consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.
Note 6. Allowance for Credit Losses
The change in the allowance for expected credit losses on accounts receivable is summarized as follows (in thousands):

	2026	2025
Balance as of December 31	$1,353	$1,042
Provision for expected credit losses	990	375
Write-offs and recoveries collected	(474)	(637)
Balance as of June 30	$1,869	$780

Note 7. Marketable Securities
All of the Company's marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities, by major security type, were as follows (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries	$26,165	$8	$(5)	$26,168
U.S. Government agency bonds	4,847	—	(5)	4,842
Corporate bonds	23,272	—	(45)	23,227
Total marketable securities	$54,284	$8	$(55)	$54,237

Marketable securities are recorded in the following Consolidated Balance Sheets captions:
Cash and cash equivalents				$4,877
Marketable securities				49,360
Total marketable securities				$54,237

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$12,875	$2	$—	$12,877
U.S. Treasuries	29,572	78	—	29,650
U.S. Government agency bonds	13,588	7	(1)	13,594
Corporate bonds	32,279	13	(20)	32,272
Total marketable securities	$88,314	$100	$(21)	$88,393
The following tables present the fair values and gross unrealized losses of the Company’s marketable securities aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		Greater Than 12 Months
As of June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasuries	$13,124	$(5)	$—	$—
U.S. Government agency bonds	2,396	(4)	1,399	(1)
Corporate bonds	23,227	(45)	—	—
Total	$38,747	$(54)	$1,399	$(1)

	Less Than 12 Months		Greater Than 12 Months
As of December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$450	$—	$3,589	$(1)
Corporate bonds	19,759	(20)	—	—
Total	$20,209	$(20)	$3,589	$(1)
For marketable securities in an unrealized loss position, the Company does not intend to sell them, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related. Accordingly, the Company has not recorded any impairment losses or a credit loss allowance.
During the three and six months ended June 30, 2026, the Company did not sell any marketable securities or record any realized gains or losses. During the three and six months ended June 30, 2025, the Company sold $4.4 million and $12.7 million, respectively, of marketable securities. Realized gains or losses for the three and six months ended June 30, 2025 were not material.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$48,004	$47,973	$71,054	$71,141
Due in one to two years	6,280	6,264	17,260	17,252
Total	$54,284	$54,237	$88,314	$88,393

Note 8. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis (in thousands):

As of June 30, 2026	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents:
Money market funds	$19,684	$19,684	$—	$—
U.S. Treasuries	4,877	—	4,877	—
Total cash equivalents	24,561	19,684	4,877	—
Marketable securities:
U.S. Treasuries	21,291	—	21,291	—
U.S. Government agency bonds	4,842	—	4,842	—
Corporate bonds	23,227	—	23,227	—
Total marketable securities	49,360	—	49,360	—
Total financial assets	$73,921	$19,684	$54,237	$—
Financial liabilities:
Contingent liabilities (1)	$3,823	$—	$—	$3,823
Total financial liabilities	$3,823	$—	$—	$3,823

As of December 31, 2025	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents:
Money market funds	$17,219	$17,219	$—	$—
Total cash equivalents	17,219	17,219	—	—
Marketable securities:
Commercial paper	12,877	—	12,877	—
U.S. Treasuries	29,650	—	29,650	—
U.S. Government agency bonds	13,594	—	13,594	—
Corporate bonds	32,272	—	32,272	—
Total marketable securities	88,393	—	88,393	—
Total financial assets	$105,612	$17,219	$88,393	$—
Financial liabilities:
Contingent liabilities (1)	$5,684	$—	$—	$5,684
Total financial liabilities	$5,684	$—	$—	$5,684
(1)Recurring fair value measurements using Level 3 inputs relate to the Company’s contingent consideration liability from the acquisition of Emission and the contingent liability assumed in the acquisition of Akoya.
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

Level 3 Financial Instruments
The following tables present the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Level 3 Liabilities
	Emission (1)	PKI License (2)	Total
Balance as of December 31, 2025	$1,988	$3,696	$5,684
Increase (decrease) in fair value	(247)	(1,175)	(1,422)
Payments	(64)	(375)	(439)
Balance as of June 30, 2026	$1,677	$2,146	$3,823

	Level 3 Liabilities
	Emission (1)	PKI License (2)	Total
Balance as of December 31, 2024	$—	$—	$—
Acquisition of Emission - Earnout 2	6,612	—	6,612
Increase (decrease) in fair value	(3,894)	—	(3,894)
Balance as of June 30, 2025	$2,718	$—	$2,718
(1)Earnout 2 requires additional consideration to be paid to the selling shareholders based on the amount and timing of certain performance targets. Earnout 2 is measured and paid over a five year period ending December 2029.
(2)As part of Akoya's 2018 acquisition of the Quantitative Pathology Solutions division of Perkin Elmer, Inc., subsequently known as Revvity, Inc. ("PKI"), Akoya entered into a license agreement with PKI (the "PKI License"). The Company recognizes the assumed contingent liability at fair value in accordance with ASC 805. The PKI License is measured and paid over an eight year period ending March 2033.
Monte-Carlo simulations and discounted cash flow analyses were used to determine the fair values including projected revenue, a risk adjusted discount rate, and revenue volatility. Changes in fair value subsequent to the acquisition date were due to updated valuation inputs. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurements.
The remaining range of outcomes payable for Earnout 2 is zero to $49.9 million. It is not possible to estimate a range of outcomes payable for the PKI License as there is no cap on the amount that could be earned.
The contingent liabilities are recorded in accrued expenses and other current liabilities and non-current portion of contingent liabilities on the Consolidated Balance Sheets. Changes in fair value are recorded in change in fair value of contingent liabilities on the Consolidated Statements of Operations.
Other Fair Value Disclosures
During the three and six months ended June 30, 2026 and 2025, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets or liabilities.
Note 9. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$9,208	$13,727
Work in process	10,144	11,030
Finished goods	28,249	30,006
Total inventory	$47,601	$54,763

Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued professional services	$1,943	$2,766
Accrued royalties	1,328	1,784
Accrued tax liabilities	2,022	1,125
Acquisition holdback (1)	—	1,000
Off-market liability (2)	—	6,869
Other accrued expenses	3,190	4,027
Total accrued expenses and other current liabilities	$8,483	$17,571
(1) The holdback associated with the Emission acquisition (refer to Note 3 - Acquisitions) was paid in the first quarter of 2026.
(2) Represented the current portion of an off-market component of the Development Agreement (assumed in the acquisition of Akoya). This contract was terminated in the first quarter of 2026. Refer to Note 3 - Acquisitions.

Note 11. Stockholders' Equity
The following tables summarize the changes in equity during the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2025	46,744	$47	$873,637	$(723)	$(577,231)	$295,730
Issuance of common stock under stock plans, net of tax and payments	317	—	(288)	—	—	(288)
Stock-based compensation expense	—	—	4,528	—	—	4,528
Unrealized losses on marketable securities, net of tax	—	—	—	(113)	—	(113)
Foreign currency translation, net of tax	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	(17,541)	(17,541)
Balance at March 31, 2026	47,061	$47	$877,877	$(1,013)	$(594,772)	$282,139
Issuance of common stock under stock plans, net of tax and payments	74	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	4,214	—	—	4,214
Unrealized losses on marketable securities, net of tax	—	—	—	(13)	—	(13)
Foreign currency translation, net of tax	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	(48,934)	(48,934)
Balance at June 30, 2026	47,135	$47	$882,039	$(1,168)	$(643,706)	$237,212

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2024	38,544	$39	$803,160	$(3,080)	$(470,081)	$330,038
Issuance of common stock under stock plans, net of tax and payments	228	—	138	—	—	138
Stock-based compensation expense	—	—	5,462	—	—	5,462
Unrealized losses on marketable securities, net of tax	—	—	—	(8)	—	(8)
Foreign currency translation, net of tax	—	—	—	1,267	—	1,267
Net loss	—	—	—	—	(20,504)	(20,504)
Balance at March 31, 2025	38,772	$39	$808,760	$(1,821)	$(490,585)	$316,393
Issuance of common stock under stock plans, net of tax and payments	101	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	5,373	—	—	5,373
Unrealized losses on marketable securities, net of tax	—	—	—	(68)	—	(68)
Foreign currency translation, net of tax	—	—	—	961	—	961
Net loss	—	—	—	—	(30,013)	(30,013)
Balance at June 30, 2025	38,873	$39	$813,945	$(928)	$(520,598)	$292,458
Note 12. Stock-Based Compensation
Stock-Based Compensation Plans
In the first quarter of 2026, the Board of Directors approved an increase of 2.0 million shares of common stock to be reserved for issuance under the Amended and Restated 2025 Inducement Plan (the "Inducement Plan"). The Inducement Plan allows for issuance of up to 2.9 million shares of Quanterix common stock. The only persons eligible to receive grants of stock-based awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4).
Stock option and ESPP activity during the three and six months ended June 30, 2026 was not material.
Restricted Stock and Performance Stock Units
RSUs represent the right to receive shares of common stock based on continued employment during the vesting period, which is generally four years. Shares are delivered to the grantee upon vesting, less shares for the payment of withholding taxes. PSUs represent the right to receive shares of common stock based on the achievement of performance or market conditions and continued employment during the vesting period.
During the six months ended June 30, 2026, the Company granted 4.9 million RSUs, which had a weighted average grant date fair value of $5.95 per share, and granted 1.2 million PSUs, which had a weighted average grant date fair value of $5.62 per share. During the three months ended June 30, 2026, RSU grants were not material and no PSUs were granted.
For PSUs granted during the six months ended June 30, 2026, 0.8 million contained market vesting conditions that are based on the Company's volume weighted share price exceeding pre-set prices over a four year performance period. For the 0.4 million PSUs granted containing performance vesting conditions, the number of shares issuable at the end of the one year performance period could be up to 125% of the granted award based on the Company's performance against pre-set objectives.
RSUs and PSUs vested or forfeited during the three and six months ended June 30, 2026 were not material.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of product revenue	$243	$262	$398	$573
Cost of service and other revenue	217	240	431	550
Research and development	750	553	1,275	1,144
Selling, general and administrative	3,002	4,318	6,635	8,567
Total stock-based compensation expense	$4,212	$5,373	$8,739	$10,834
As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested RSUs, PSUs, and stock options was $35.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.
Note 13. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(48,934)	$(30,013)	$(66,475)	$(50,517)
Denominator:
Weighted average common shares outstanding, basic and diluted	47,167	38,893	47,068	38,801

Net loss per share, basic and diluted	$(1.04)	$(0.77)	$(1.41)	$(1.30)
As the Company was in a net loss position for all periods, the following table presents the common share equivalents (calculated on a weighted average basis) excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	3,651	5,830	3,977	5,426
RSUs and PSUs	4,503	1,890	3,997	1,790
Estimated ESPP purchases	56	3	80	12
Total dilutive shares	8,210	7,723	8,054	7,228
Note 14. Income Taxes
The Company’s effective tax rates were (0.1)% and 0.2% for the three months ended June 30, 2026 and 2025, respectively, and (0.1)% and 5.6% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rates was due to a non-recurring benefit in 2025 of $3.0 million related to the release of a portion of the

Company's valuation allowance due to taxable temporary differences recorded as part of the acquisition of Emission, which are a source of income to realize certain pre-existing federal and state deferred tax assets. The income tax provision and effective tax rate is driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions.
The Company maintains a valuation allowance on the majority of its deferred tax assets and has concluded that it is more likely than not that the deferred assets will not be utilized.
Note 15. Commitments and Contingencies
Purchase Commitments
The Company’s non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations, instruments, and third party technology and services under annual and multi-year agreements, some of which have minimum quantity requirements. As of June 30, 2026, the Company’s total purchase commitments under these agreements was not material.
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
Leases
The undiscounted future lease payments for non-cancelable operating and financing leases were as follows (in thousands):

Maturity of lease liabilities as of June 30, 2026	Operating Leases
2026 (remainder)	$5,084
2027	8,952
2028	8,395
2029	8,570
2030	7,028
Thereafter	695
Total lease payments	38,724
Less: imputed interest	5,337
Total lease liabilities	$33,387
During the six months ended June 30, 2026, the Company did not enter into any material leases.
Note 16. Related Party Transactions
Due to a change in the composition of its board of directors, the Company no longer has related party relationships with Harvard University or Tufts University. Additionally, as a result of the termination of the Development Agreement on February 25, 2026, the Company no longer has material related-party transactions with the Biopharma Customer.
Note 17. Restructuring Costs
Restructuring Costs
In May 2025, the Company announced a plan to reduce operating costs and preserve cash which included a reduction in force. The plan was substantially completed by the end of the second quarter of 2025.

During the three and six months ended June 30, 2025, the Company incurred expenses of $1.3 million related to the reduction in force, substantially all of which was cash payments in 2025 for severance and related benefits. These expenses were recorded in impairment and restructuring on the Consolidated Statements of Operations.
Restructuring activities during the six months ended June 30, 2026 were not material.
Note 18. Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. The Company’s CODM is the chief executive officer.
The Company continues to operate as one reportable segment as of June 30, 2026. This operating segment is focused on the development and commercialization of comprehensive biomarker solutions that identify signatures in blood and tissue to provide insights to providers, patients, and research organizations.
The Company utilizes consolidated net loss as the measure of segment profitability (loss) as required by ASU 2023-07 – Segment Reporting (Topic 280). The CODM uses this measure, along with the significant revenue and expense lines included in the table below, when analyzing the Company’s operations and performance and determining how to allocate resources. These measures are consistently used by the CODM in comparing budgeted results versus actuals, in determining when or where to invest resources into specific areas of the business, and for decisions on strategic initiatives, all of which are assessed at the consolidated level.
The following table presents the reconciliation of significant segment information reviewed by the CODM to consolidated net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues (1)	$32,906	$24,476	69,322	54,810

Less:
Costs of goods sold and services	20,232	14,475	41,081	29,970
Certain operating expenses (2)	35,171	39,431	72,265	80,637
Other segment items (3)	26,437	583	22,451	(5,280)
Consolidated net loss	$(48,934)	$(30,013)	$(66,475)	$(50,517)
(1)Revenue generated from contracts outside of ASC 606 was not material for the three and six months ended June 30, 2026 and 2025.
(2)Consists of research and development and selling, general and administrative expenses from the Consolidated Statements of Operations.
(3)Other segment items represent discrete events, non-recurring transactions, or insignificant items that are not used by the CODM to evaluate the Company’s performance or allocate resources, and include:
a.Impairment and restructuring costs – impairment charges for IPR&D, goodwill, and other long-lived assets, costs associated with approved restructuring plans, including employee separation costs and any associated costs related to implementing a restructuring plan, and vacant leased facilities;
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
Overview
We are a life sciences company transforming healthcare innovation by accelerating biomarker breakthroughs from discovery to diagnostics using our ultra-sensitive translational research and spatial biology instruments, consumables, and services. We continue to invest in pushing a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our combined platforms have achieved significant commercial adoption with an installed base of over 2,500 instruments and scientific validation with citations in more than 6,800 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology, immunology, and inflammation.
Our proprietary digital "Simoa" detection technology enables customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. Multi-plexing biomarker analysis in tissue samples with our spatial biology platforms enables scientists to understand the localized interactions occurring on the cellular level. We believe our combination of technologies will enable scientists to help drive diagnostic innovation in the evolving healthcare landscape with data across the tissue to fluid continuum. Currently, the ability of our Simoa platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear.
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
We also provide contract research services and clinical laboratory testing services, including four Laboratory Developed Tests ("LDT"), using our proprietary Simoa and spatial biology technology through our Accelerator Laboratory (the "Accelerator Laboratory"), which is certified under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). To date, we have completed over 2,650 projects for more than 500 customers throughout the world using our platforms.
We have an extensive base of worldwide customers including research laboratories, contract research organizations ("CROs"), academic institutions, and bio-pharmaceutical companies. We sell our instruments, consumables, and services through direct field sales and support organizations in North America and Europe, and through our own sales force and distributors in countries throughout Europe, Asia Pacific, Africa, Latin America, and the Middle East.
Our total revenues were $32.9 million and $69.3 million for the three and six months ended June 30, 2026, respectively, and $24.5 million and $54.8 million for the three and six months ended June 30, 2025, respectively. Since our inception, we have incurred annual net losses, including net losses of $48.9 million and $66.5 million for the three and six months ended June 30, 2026, respectively, and $30.0 million and $50.5 million for the three and six months ended June 30, 2025, respectively.
We expect operating losses to continue in the remainder of 2026 as we incur costs related to the following:
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
•seeking Premarket Approval (“PMA”), de novo classification, or 510(k) clearance from the FDA for our products to market them for use in the prevention, diagnosis, or treatment of a disease or other condition;
•making required earnout payments under the Emission, Inc. ("Emission") acquisition agreement, which are contingent upon certain performance milestones;
•entering into collaboration arrangements, or in-licensing other products and technologies; and
•adding or enhancing operational, financial, and management information systems.
Subsequent to our acquisition of Akoya Biosciences, Inc. ("Akoya") in 2025, we implemented actions to realize many of the transaction's synergies. In the second quarter of 2026, we completed the integration of Akoya with the consolidation of operational processes and financial reporting systems. As a result of the actions we took, on an annualized basis, we have realized approximately $85.0 million of cost synergies.
Recent Business Developments
Business Strategy Update
Following the appointment of our new President and Chief Executive Officer in January 2026, we undertook a comprehensive review of the Company’s commercial and product strategy. Upon completion of the review, we announced in May 2026 and August 2026 several significant changes intended to accelerate revenue growth in our research tools business and to further advance our position in the Alzheimer’s Disease diagnostics market.
To improve our commercial effectiveness, we have hired a new Chief Commercial Officer who has extensive life sciences and diagnostics business experience. Under this new leadership, we are reorganizing our commercial organization to product-based selling, adding additional experienced sales leadership within our Accelerator business, improving lead generation efforts, and investing in marketing spend. These investments are intended to strengthen sales execution and competitive positioning and to deepen our pharmaceutical partnerships.
We are also increasing our strategic focus on Alzheimer’s diagnostics, as reflected by our hiring of an experienced Senior Vice President, General Manager Diagnostics to oversee our diagnostics business and investing in laboratory infrastructure and targeted commercial programs.
To help fund these investments, we streamlined our product roadmap and commenced upgrading our HD‑X platform with the intent to pursue FDA in vitro diagnostics ("IVD") status in 2027.
By focusing our efforts on these initiatives, we believe we can positively impact our revenues starting in the second half of 2026 and more materially in 2027. We further believe these changes, supported by sustained investment in our SP-X, SR-X, and spatial biology platforms, will enable us to defend and extend our leadership in the early-stage research and translational markets, which remain foundational to the organization.
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
LucentAD Complete
LucentAD Complete is our multi-biomarker LDT used in assessing Alzheimer’s disease pathology. In November 2025, the Centers for Medicare & Medicaid Services approved a reimbursement rate of $897 for our LucentAD Complete test.
During the second quarter of 2026, we completed multiple clinical utility and implementation studies evaluating LucentAD Complete across the Alzheimer's disease diagnostic pathway, including primary care and specialty neurology settings. Results from these studies were presented at the Alzheimer's Association International Conference and are being prepared for peer-reviewed publication.
Beginning July 1, 2026, members covered under Anthem Blue Cross and Blue Shield medical policies can receive coverage for qualifying blood-based biomarker testing, including LucentAD Complete, when medical necessity criteria are met.
We believe these clinical and reimbursement milestones support broader adoption of LucentAD Complete and may facilitate additional commercial and government payer coverage over time.
Acquisitions
Refer to Note 3 - Acquisitions in the Notes to Consolidated Financial Statements for information on our acquisitions of Emission and Akoya, which occurred in 2025.
Goodwill Impairment
Due to declines in our revenue during the second quarter of 2026, we concluded that it was more likely than not that the fair value our single reporting unit was less than its carrying amount. As a result, we performed a quantitative impairment test as of June 30, 2026 and determined the carrying value of our reporting unit exceeded its fair value. As a result, we recorded a goodwill impairment charge of $26.9 million during the three months ended June 30, 2026.
Termination of Diagnostic Development Agreement
As part of the acquisition of Akoya, we assumed a diagnostics development agreement (the "Development Agreement") with a biopharmaceutical customer. On February 25, 2026, the Development Agreement was terminated by mutual agreement of the parties. As a result of the termination, during the three months ended March 31, 2026, we recorded an impairment charge of $19.3 million for the related in-process research and development intangible asset. Additionally, we recognized one-time income which included $14.0 million of non-cash income from the contract's related off-market liability and $7.9 million of deferred revenue. These amounts were recorded in other income, net on our Consolidated Statements of Operations, as the termination of an acquired, off-market contract is unusual and infrequent in nature.
Change in Accounting Principle
During the first quarter of 2026 we changed our accounting policy for classifying shipping and handling costs for product sales, which are primarily comprised of costs paid to third-party shippers for transporting products to customers. Historically, shipping and handling costs have been recorded in selling, general and administrative expenses. Under the new accounting policy, shipping and handling costs are recorded in cost of product revenue. We believe this classification is preferable because including these costs in cost of product revenue will better align the costs with the related revenue in the calculation of gross profit and is consistent with the practices of other companies in the same industry. We applied the change in accounting principle retrospectively to all periods presented.

The accompanying Consolidated Statements of Operations and this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the effect of the change in accounting principle, which includes a reclassification of $1.3 million and $2.9 million from selling, general and administrative to cost of product revenue during the three and six months ended June 30, 2025, respectively. The change in accounting principle had no impact on revenues, loss from operations, net loss, or net loss per share and did not affect the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity.
Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended June 30,				Increase (Decrease)
	2026	% of Revenue	2025	% of Revenue	Amount	%
Revenues:
Product revenue	$23,476	71%	$16,832	69%	$6,644	39%
Service and other revenue	9,018	28%	7,112	29%	1,906	27%
Collaboration and license revenue	412	1%	532	2%	(120)	(23)%
Total revenues	32,906	100%	24,476	100%	8,430	34%
Costs of goods sold and services:
Cost of product revenue	14,621	44%	10,594	43%	4,027	38%
Cost of service and other revenue	5,611	17%	3,881	16%	1,730	45%
Total costs of goods sold and services	20,232	61%	14,475	59%	5,757	40%
Gross profit	12,674	39%	10,001	41%	2,673	27%
Operating expenses:
Research and development	7,821	24%	9,081	37%	(1,260)	(14)%
Selling, general and administrative	27,350	83%	30,350	124%	(3,000)	(10)%
Impairment and restructuring costs	26,934	82%	7,670	31%	19,264	251%
Total operating expenses	62,105	189%	47,101	192%	15,004	32%
Loss from operations	(49,431)	(150)%	(37,100)	(151)%	(12,331)	33%
Other income (expense), net:
Interest income	761	2%	2,692	11%	(1,931)	(72)%
Change in fair value of contingent liabilities	(79)	—%	4,273	17%	(4,352)	(102)%
Other income (expense), net	(239)	(1)%	49	—%	(288)	(588)%
Loss before income taxes	(48,988)	(149)%	(30,086)	(123)%	(18,902)	63%
Income tax benefit	54	—%	73	—%	(19)	(26)%
Net loss	$(48,934)	(149)%	$(30,013)	(123)%	$(18,921)	63%
Revenues
Total revenues increased $8.4 million, or 34%, to $32.9 million for the three months ended June 30, 2026, compared to $24.5 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, product revenue consisted of instrument sales of $3.7 million and sales of consumables and other products of $19.8 million.
Product revenue increased $6.6 million, or 39%, to $23.5 million for the three months ended June 30, 2026, compared to $16.8 million for the three months ended June 30, 2025. The increase was due to the acquisition of Akoya, which added $9.3 million of product revenue. For the legacy Quanterix business, product revenue decreased $2.7 million primarily due to weaker demand from both academic and pharmaceutical customers as research grant funding remains constrained and research and development spending declined.

We expect softness in instrument sales to continue during the remainder of 2026 as a result of what we believe is a constrained capital funding environment. As we implement the strategic changes to update our HD-X and improve our commercial execution, or as funding conditions improve, we anticipate a recovery in instrument demand. We also expect the continued uncertain macro-economic environment to cause fluctuations in consumables sales during the remainder of 2026.
Service and other revenue increased $1.9 million, or 27%, to $9.0 million, for the three months ended June 30, 2026, compared to $7.1 million for the three months ended June 30, 2025. The increase was due to the acquisition of Akoya, which added $3.0 million of service and other revenue. For the legacy Quanterix business, service and other revenue decreased $1.0 million primarily due to lower volumes of sample testing and assay development services in our Accelerator Laboratory driven by reduced pipeline development. While we continue to see strong opportunities in the market, the uncertain macro-economic environment is expected to continue to drive fluctuations in Accelerator Laboratory revenue during the remainder of 2026.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $5.8 million, or 40%, to $20.2 million for the three months ended June 30, 2026, compared to $14.5 million for the three months ended June 30, 2025.
Cost of product revenue increased $4.0 million, or 38%, to $14.6 million for the three months ended June 30, 2026, compared to $10.6 million for the three months ended June 30, 2025. This increase was due to the acquisition of Akoya, which added $5.1 million to cost of product revenue, including $2.9 million of amortization of acquired intangible assets. This increase was partially offset by a $1.1 million decrease in the legacy Quanterix business primarily related to reductions in headcount and related compensation and benefit costs from the May 2025 restructuring plan.
Cost of service and other revenue increased $1.7 million, or 45%, to $5.6 million for the three months ended June 30, 2026, compared to $3.9 million for the three months ended June 30, 2025. This increase was primarily due to the acquisition of Akoya, which added $1.2 million to cost of service and other revenue.
Research and Development
Research and development expense decreased $1.3 million, or 14%, to $7.8 million for the three months ended June 30, 2026, compared to $9.1 million for the three months ended June 30, 2025. The decrease was primarily due to a $1.9 million decrease from a non-recurring contingent payment arrangement in 2025 associated with the acquisition of Emission and was partially offset by the research and development expenses added from the acquisition of Akoya.
We believe that our continued investment in research and development is essential to our long-term competitive position and we expect to maintain research and development expense at a more consistent level period to period in the future.
Selling, General and Administrative
Selling, general and administrative expense decreased $3.0 million, or 10%, to $27.4 million for the three months ended June 30, 2026, compared to $30.4 million for the three months ended June 30, 2025.
The decrease was primarily due to (1) a $4.0 million decrease in due diligence and other acquisition costs related to the acquisitions of Akoya and Emission in 2025, (2) a $2.6 million decrease in headcount and related compensation and benefit costs from the May 2025 restructuring plan and changes in our executive team, and (3) a $1.9 million decrease from a non-recurring contingent payment arrangement in 2025 associated with the acquisition of Emission. These decreases were partially offset by (1) a $1.1 million increase in consulting fees related to strategic initiatives and corporate matters, (2) a $1.0 million increase in professional services and technology integration costs, and (3) the selling, general and administrative expenses added from the acquisition of Akoya.
We do not expect selling, general and administrative expenses in future periods to change at the same rate as total revenue or research and development expenses.

Impairment and Restructuring Costs
We recorded an impairment charge of $26.9 million during the three months ended June 30, 2026 related to impairment of the remaining goodwill from the acquisition of Akoya. During the three months ended June 30, 2025, we recorded impairment and restructuring costs of $7.7 million relating to a goodwill impairment charge and severance and related benefit expenses from the May 2025 restructuring plan.
Interest Income
Interest income decreased $1.9 million, or 72%, to $0.8 million during the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025. The decrease was primarily due to lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Change in Fair Value of Contingent Liabilities
The change in fair value of contingent liabilities was a loss of $0.1 million for the three months ended June 30, 2026 as compared to income of $4.3 million for the three months ended June 30, 2025. The change was driven by the achievement of certain performance targets and updates to the valuation inputs. The contingent arrangements relate to the acquisition of Emission and the assumption of Akoya's contingent liability from its acquisition of the Quantitative Pathology Solutions division of PerkinElmer, Inc. in 2018.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Six Months Ended June 30,				Increase (Decrease)
	2026	% of Revenue	2025	% of Revenue	Amount	%
Revenues:
Product revenue	$48,956	71%	$37,572	69%	$11,384	30%
Service and other revenue	19,394	28%	15,935	29%	3,459	22%
Collaboration and license revenue	972	1%	1,303	2%	(331)	(25)%
Total revenues	69,322	100%	54,810	100%	14,512	26%
Costs of goods sold and services:
Cost of product revenue	29,761	43%	21,935	40%	7,826	36%
Cost of service and other revenue	11,320	16%	8,035	15%	3,285	41%
Total costs of goods sold and services	41,081	59%	29,970	55%	11,111	37%
Gross profit	28,241	41%	24,840	45%	3,401	14%
Operating expenses:
Research and development	15,144	22%	19,117	35%	(3,973)	(21)%
Selling, general and administrative	57,121	82%	61,520	112%	(4,399)	(7)%
Impairment and restructuring costs	46,769	142%	7,670	31%	39,099	510%
Total operating expenses	119,034	104%	88,307	147%	30,727	35%
Loss from operations	(90,793)	(63)%	(63,467)	(102)%	(27,326)	43%
Other income (expense), net:
Interest income	1,653	2%	5,962	11%	(4,309)	(72)%
Change in fair value of contingent liabilities	1,422	2%	3,894	7%	(2,472)	(63)%
Other income (expense), net	21,182	31%	108	—%	21,074	19,513%
Loss before income taxes	(66,536)	(28)%	(53,503)	(84)%	(10,561)	20%
Income tax benefit	61	—%	2,986	5%	(2,925)	(98)%
Net loss	$(66,475)	(28)%	$(50,517)	(79)%	$(13,486)	27%
Revenues
Total revenues increased $14.5 million, or 26%, to $69.3 million for the six months ended June 30, 2026, compared to $54.8 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, product revenue consisted of instrument sales of $7.8 million and sales of consumables and other products of $41.2 million.
Product revenue increased $11.4 million, or 30%, to $49.0 million for the six months ended June 30, 2026, compared to $37.6 million for the six months ended June 30, 2025. The increase was due to the acquisition of Akoya, which added $18.0 million of product revenue. For the legacy Quanterix business, product revenue decreased $6.7 million primarily due to weaker demand from both academic and pharmaceutical customers as research grant funding remains constrained and research and development spending declined.
Service and other revenue increased $3.5 million, or 22%, to $19.4 million, for the six months ended June 30, 2026, compared to $15.9 million for the six months ended June 30, 2025. The increase was due to the acquisition of Akoya, which added $6.7 million of service and other revenue. For the legacy Quanterix business, service and other revenue decreased $3.2 million primarily due to lower volumes of sample testing and assay development services in our Accelerator Laboratory driven by reduced pipeline development.

Cost of Goods Sold and Services
Total cost of goods sold and services increased $11.1 million, or 37%, to $41.1 million for the six months ended June 30, 2026, compared to $30.0 million for the six months ended June 30, 2025.
Cost of product revenue increased $7.8 million, or 36%, to $29.8 million for the six months ended June 30, 2026, compared to $21.9 million for the six months ended June 30, 2025. This increase was due to the acquisition of Akoya, which added $10.3 million to cost of product revenue, including $5.6 million of amortization of acquired intangible assets. This increase was partially offset by a $1.2 million decrease in the legacy Quanterix business primarily related to reductions in headcount and related compensation and benefit costs from the May 2025 restructuring plan and lower product sales.
Cost of service and other revenue increased $3.3 million, or 41%, to $11.3 million for the six months ended June 30, 2026, compared to $8.0 million for the six months ended June 30, 2025. This increase was primarily due to the acquisition of Akoya, which added $2.3 million to cost of service and other revenue.
Research and Development
Research and development expense decreased $4.0 million, or 21%, to $15.1 million for the six months ended June 30, 2026, compared to $19.1 million for the six months ended June 30, 2025. The $4.0 million decrease was primarily due to a $4.0 million decrease from a non-recurring contingent payment arrangement in 2025 associated with the acquisition of Emission and a $2.1 million decrease in headcount and related compensation and benefit costs from the May 2025 restructuring plan. These decreases were partially offset by the research and development expenses added from the acquisition of Akoya.
Selling, General and Administrative
Selling, general and administrative expense decreased $4.4 million, or 7%, to $57.1 million for the six months ended June 30, 2026, compared to $61.5 million for the six months ended June 30, 2025.
The decrease was primarily due to the legacy Quanterix business resulting from (1) a $7.2 million decrease in due diligence and other acquisition costs related to the acquisitions of Akoya and Emission in 2025, (2) a $3.9 million decrease from a non-recurring contingent payment arrangement in 2025 associated with the acquisition of Emission, (3) a $2.8 million decrease in headcount and related compensation and benefit costs from the May 2025 restructuring plan, and (4) a $1.9 million decrease in consulting and professional services fees. These decreases were partially offset by the selling, general and administrative expenses added from the acquisition of Akoya.
Impairment and Restructuring Costs
We recorded impairment and restructuring costs of $46.8 million during the six months ended June 30, 2026 primarily related to impairments of the remaining goodwill from the acquisition of Akoya and an in process research and development intangible asset. During the six months ended June 30, 2025, we recorded impairment and restructuring costs of $7.7 million relating to a goodwill impairment charge and severance and related benefit expenses from the May 2025 restructuring plan.
Interest Income
Interest income decreased $4.3 million, or 72%, to $1.7 million for the six months ended June 30, 2026, compared to $6.0 million for the six months ended June 30, 2025. The decrease in fair value was primarily due to lower interest rates and a lower balance of cash, cash equivalents, and marketable securities.
Change in Fair Value of Contingent Liabilities
The change in fair value of contingent liabilities was income of $1.4 million for the six months ended June 30, 2026, compared to income of $3.9 million for the six months ended June 30, 2025. The change was driven by the achievement of certain performance targets and updates to the valuation inputs. The contingent arrangements relate to the Emission acquisition that closed in the first quarter of 2025 and the assumption of Akoya's contingent liability from its acquisition of the Quantitative Pathology Solutions division of PerkinElmer, Inc in 2018.

Other Income (Expense), Net
Other income (expense), net increased $21.1 million for the six months ended June 30, 2026. As a result of the termination of the Development Agreement in the first quarter of 2026, we recognized $14.0 million of non-cash income from the contract's off-market liability and $7.9 million of deferred revenue. This termination of an acquired, off-market contract is unusual and infrequent in nature.
Income Tax (Expense) Benefit
Income tax benefit decreased $2.9 million, or 98%, to $0.1 million for the six months ended June 30, 2026, compared to $3.0 million for the six months ended June 30, 2025. The change was primarily due to the release of a portion of our valuation allowance on deferred tax assets due to temporary tax differences related to the acquisition of Emission.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of June 30, 2026, we had $44.2 million of cash and cash equivalents and $49.4 million of marketable securities. Historically we have also financed our operations through equity offerings and borrowings from credit facilities. Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, general corporate expenses, and contingent payments related to our prior acquisition activity.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.
Although we previously set a cash flow breakeven target of year-end 2026, we now anticipate being cash flow breakeven in 2027. The primary factors leading to this change include increasing our investment in commercial leadership and resources across our research tools and Accelerator Laboratory businesses and building our diagnostics team and infrastructure as we focus on Alzheimer's diagnostics. Along with the changes discussed in the section titled "Recent Business Developments - Business Strategy Update", we believe that improving our commercial execution will allow us to grow without substantial macro-environment recovery. Additionally, weaker-than-expected revenue in the first half of 2026 contributed to our updated timeline. Our ability to achieve our cash flow breakeven target is dependent on our success in implementing our strategy changes and meeting revenue and expense objectives. Further, our progress could be adversely affected by economic, market, and other external factors.
Our future capital requirements will depend on many factors, including, but not limited to, our pace of growth, enhancements to or introductions of new instruments, assays, and services, including Lucent Diagnostics, and advancing access to our diagnostic tests, market acceptance of our products and services, regulatory requirements, regulatory approval of our products or services, and the effects of competition, technological developments, and broader market and economic trends.
If additional capital is needed, we cannot guarantee that we will be able to obtain funding on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we do not have or are not able to obtain sufficient funds, if needed, we may have to delay development or commercialization of our products and services. We also may have to reduce marketing, customer support, or other resources devoted to our products, or cease operations.

Cash Flows
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(23,226)	$(19,543)
Net cash provided by investing activities	38,926	94,642
Net cash used in financing activities	(1,297)	(336)
Net increase in cash, cash equivalents, and restricted cash	$14,403	$74,763
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to develop new products and services, invest in process and product improvements, and increase our sales and marketing efforts. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business, and built our infrastructure. We expect negative cash flows from operating activities will continue into 2027.
Net cash used in operating activities was $23.2 million and $19.5 million for the six months ended June 30, 2026 and 2025, respectively. The $3.7 million increase in net cash used in operations was primarily due to an increase in net loss and adjustments for non-cash items, including $46.8 million of impairment charges for goodwill and an in-process research and development intangible asset, partially offset by the recognition of $14.0 million of non-cash income related to the termination of the Development Agreement. The overall change in net cash used in operations was also driven by a $25.3 million change in working capital items, primarily a $15.6 million decrease in accounts payable and accrued compensation and benefits and the recognition of $7.9 million of deferred revenue associated with the termination of the Development Agreement.
Investing Activities
Our primary investing activities have consisted of purchases, sales, and maturities of marketable securities, funds to acquire companies, and capital expenditures for the purchase of property and equipment to support our infrastructure.
Net cash provided by investing activities was $38.9 million during the six months ended June 30, 2026, which consisted primarily of $47.4 million of proceeds from sales and maturities of marketable securities offset by $8.2 million of purchases of marketable securities.
Net cash provided by investing activities was $94.6 million during the six months ended June 30, 2025, which consisted of $135.9 million of proceeds from sales and maturities of marketable securities, $9.0 million of cash paid for the acquisition of Emission, $30.2 million for the purchase of marketable securities, and $2.0 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $1.3 million during the six months ended June 30, 2026, compared $0.3 million during the six months ended June 30, 2025. The cash used in 2026 was primarily related to payments made for the holdback liability from the acquisition of Emission and achievement of certain performance targets on contingent payment arrangements from our acquisitions.
Future Cash Obligations
As of June 30, 2026, there have been no material changes to our contractual obligations and commitments from those described in the section titled "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2025 Form 10-K.
In addition to the cash commitments disclosed in our 2025 Form 10-K, we may have other payables and liabilities that may be legally enforceable but are not considered contractual commitments.

Critical Accounting Policies and Estimates
Our critical accounting policies and significant estimates that involve a higher degree of judgment and complexity are described in the section titled "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" included in our 2025 Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2026, there have been no material changes to the market risk information from those described in the section titled "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in our 2025 Form 10-K.
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
Based on the evaluation described above, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the integration of Akoya discussed below.
As of June 30, 2026, we completed the integration of Akoya's related business processes and systems into our overall internal controls over financial reporting. We will include Akoya in our annual internal control assessment beginning with our Annual Report on Form 10-K for the year ending December 31, 2026.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings and threats of litigation consisting of intellectual property, contractual, employment, and other matters. While the outcome of any such actions or proceedings cannot be predicted with certainty, as of June 30, 2026, we were not party to any legal proceedings, the outcome of which would be expected to have a material adverse effect on our financial condition or results of operations. Regardless of any outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition, results of operations, or the price of our common stock. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in the section titled "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"), as filed with the SEC on March 2, 2026. These risk factors are not the only risks we face. Additional risks and uncertainties not currently known to us or that we deem to be not material also may adversely affect our business, financial condition, and results of operations.
As of the date of this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Amended and Restated Certificate of Incorporation.		8-K	10/02/2025	001-38319

3.2	Restated Bylaws.		8-K	10/02/2025	001-38319

10.1+	Amended and Restated Quanterix Corporation Non-Employee Director Compensation Policy		10-Q	05/06/2026	001-38319

10.2+	Employment Agreement by and between the Company and Jason Faessler		8-K	06/09/2026	001-38319

10.3+	Employment Agreement by and between the Company and Anthony Catalano		8-K	05/26/2026	001-38319

10.4+	Amended and Restated 2025 Inducement Plan.		S-8	01/15/2026	333-292362

10.5+	Second Amendment to the Employment Agreement by and between the Company and Vandana Sriram		10-Q	05/06/2026	001-38319

18.1	Preferability Letter of KPMG LLP Regarding Change in Accounting Principle		10-Q	05/06/2026	001-38319

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

QUANTERIX CORPORATION

Dated: August 10, 2026	By:	/s/ Everett Cunningham
Everett Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: August 10, 2026	By:	/s/ Jason Faessler
Jason Faessler
Chief Financial Officer
(principal financial officer and principal accounting officer)