Form 10-Q
period 2026-09-30
Quanterix Corp
filed 2026-11-09
CIK 1503274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No
As of November 2, 2026, the registrant had 47,478,422 shares of common stock outstanding.

QUANTERIX CORPORATION

Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements (within the meaning of the U.S. Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, forward-looking statements can be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words, or other comparable terminology. These forward-looking statements include, but are not limited to, statements related to our financial performance and statements related to our expectations about the development and commercialization of our products and are subject to a number of risks, uncertainties, and assumptions, including those further described in the section titled “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in the section titled “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2026, or in other filings that we make with the SEC. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
QUANTERIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data, unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$35,864	$29,839
Marketable securities	41,495	88,393
Accounts receivable, net of allowance for expected credit losses	27,197	29,972
Inventory	44,821	54,763
Prepaid expenses and other current assets	8,738	9,290
Total current assets	158,115	212,257
Restricted cash	3,352	3,341
Property and equipment, net	18,290	23,672
Intangible assets, net	102,408	131,787
Goodwill	—	26,376
Operating lease right-of-use assets	14,210	16,664
Other non-current assets	4,062	4,669
Total assets	$300,437	$418,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,648	$13,568
Accrued compensation and benefits	8,715	14,979
Accrued expenses and other current liabilities	7,859	17,571
Deferred revenue	14,491	20,728
Operating lease liabilities	7,417	7,916
Total current liabilities	51,130	74,762
Deferred revenue, net of current portion	2,570	5,830
Operating lease liabilities, net of current portion	23,945	29,323
Non-current portion of contingent liabilities	2,754	5,024
Other non-current liabilities	688	8,097
Total liabilities	81,087	123,036
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock: $0.001 par value; Authorized: 120,000; Issued and outstanding: 47,451 and 46,744 shares at September 30, 2026 and December 31, 2025, respectively	47	47
Additional paid-in capital	885,961	873,637
Accumulated other comprehensive loss	(1,361)	(723)
Accumulated deficit	(665,297)	(577,231)
Total stockholders’ equity	219,350	295,730
Total liabilities and stockholders’ equity	$300,437	$418,766
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenue	$25,193	$26,151	$74,149	$63,723
Service and other revenue	9,359	14,036	28,752	29,971
Collaboration and license revenue	422	46	1,394	1,348
Total revenues	34,974	40,233	104,295	95,042
Costs of goods sold and services:
Cost of product revenue	15,447	16,684	45,208	38,619
Cost of service and other revenue	6,027	7,648	17,347	15,683
Total costs of goods sold and services	21,474	24,332	62,555	54,302
Gross profit	13,500	15,901	41,740	40,740
Operating expenses:
Research and development	7,372	8,009	22,516	27,126
Selling, general and administrative	28,453	38,043	85,575	99,561
Impairment and restructuring costs	171	7,174	46,940	14,844
Total operating expenses	35,996	53,226	155,031	141,531
Loss from operations	(22,496)	(37,325)	(113,291)	(100,791)
Other income (expense), net:
Interest income	663	1,448	2,316	7,408
Change in fair value of contingent liabilities	595	58	2,017	3,952
Other income (expense), net	(65)	(178)	21,117	(68)
Loss before income taxes	(21,303)	(35,997)	(87,841)	(89,499)
Income tax benefit (expense)	(288)	2,480	(227)	5,466
Net loss	$(21,591)	$(33,517)	$(88,068)	$(84,033)

Net loss per common share, basic and diluted	$(0.46)	$(0.73)	$(1.87)	$(2.04)

Weighted-average common shares outstanding, basic and diluted	47,388	46,060	47,173	41,243
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(21,591)	$(33,517)	$(88,068)	$(84,033)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities	(19)	55	(145)	(21)
Foreign currency translation	(174)	55	(492)	2,283
Total other comprehensive income (loss)	(193)	110	(637)	2,262
Comprehensive loss	$(21,784)	$(33,407)	$(88,705)	$(81,771)
The accompanying notes are an integral part of these Consolidated Financial Statements.

QUANTERIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(88,068)	$(84,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	18,169	9,618
Credit losses on accounts receivable	478	284
Accretion of marketable securities	(333)	(1,851)
Operating lease right-of-use asset amortization	2,438	2,058
Stock-based compensation expense	12,525	16,303
Impairment	46,769	7,269
Change in fair value of contingent liabilities	(2,017)	(3,952)
Recognition of off-market liability	(13,975)	(5,678)
Other operating activity	(441)	(76)
Changes in assets and liabilities:
Accounts receivable	1,999	7,901
Inventory	9,690	4,204
Prepaid expenses and other current assets	207	2,198
Accounts payable	(3,365)	(3,537)
Accrued compensation and benefits, accrued expenses, and other current liabilities	(8,585)	(5,847)
Deferred revenue	(9,497)	(526)
Net change in other operating assets and liabilities	(5,422)	(5,127)
Net cash used in operating activities	(39,428)	(60,792)
Cash flows from investing activities:
Purchases of marketable securities	(16,669)	(45,658)
Proceeds from sales and maturities of marketable securities	63,755	183,389
Purchases of property and equipment	(258)	(2,710)
Acquisitions, net of cash acquired	—	(93,229)
Net cash provided by investing activities	46,828	41,792
Cash flows from financing activities:
Deferred acquisition payments	(1,439)	—
Principal payments on financing leases	(260)	(106)
Proceeds from common stock issued under stock plans	525	930
Payments for employee taxes withheld on stock-based compensation awards	(71)	(1,010)
Net cash used in financing activities	(1,245)	(186)
Net increase in cash, cash equivalents, and restricted cash	6,155	(19,186)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(119)	1,501
Cash, cash equivalents, and restricted cash at beginning of period	33,180	59,319
Cash, cash equivalents, and restricted cash at end of period	$39,216	$41,634

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
Quanterix's proprietary digital "SIMOA" detection technology enables customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. Multi-plexing biomarker analysis in tissue samples with the Company's spatial biology platforms enables scientists to understand the localized interactions occurring on the cellular level. The Company believes the combination of its SIMOA and spatial technologies will enable scientists to drive diagnostic innovation in the evolving healthcare landscape with data across the tissue to fluid continuum. Currently, the ability of Quanterix's SIMOA platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear.
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
In the opinion of management, the Consolidated Financial Statements and Notes to Consolidated Financial Statements contain all normal, recurring adjustments necessary for a fair statement of financial position, results of operations, comprehensive loss, and cash flows as of the dates and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 may not be indicative of the results for the full year ending December 31, 2026, or any other period.
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
The accompanying Consolidated Statements of Operations reflect the effect of the change in accounting principle, which includes a reclassification of $1.3 million and $4.2 million from selling, general and administrative to cost of product revenue during the three and nine months ended September 30, 2025, respectively. The change in accounting principle had no impact on revenues, loss from operations, net loss, or net loss per share and did not affect the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity.
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
Restricted Cash
The following table summarizes the period ending cash and cash equivalents as presented on the Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the Consolidated Statements of Cash Flows (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$35,864	$38,298
Restricted cash (1)	3,352	3,336
Cash, cash equivalents, and restricted cash	$39,216	$41,634
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
The fair values of stock options and purchase rights under the ESPP are estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires the Company to make assumptions about the expected or contractual term of the option or purchase right, the expected volatility, risk-free interest rates, and expected dividend yield. The Company estimates the expected term of options granted to employees utilizing historical exercise data. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. The expected volatility is based on the Company’s historical stock price volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected term. The expected dividend yield is zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.
The fair values of RSUs and PSUs that do not contain a market vesting condition are determined using the closing market price of the Company’s common stock on the grant date. For these PSUs, at each reporting period, the Company reassesses the probability of achieving the performance condition(s) and any resulting change in stock-based compensation expense is treated as a cumulative catch-up in the period of adjustment. If the outcome of such performance conditions is determined to not be probable, additional compensation expense is not recognized, and if such performance conditions are not able to be met, any previously recognized compensation expense is reversed.
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
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period for eligible assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company adopted this standard as of January 1, 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on the Consolidated Financial Statements and related disclosures.

Recent Accounting Standards to be Adopted
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This update provides a variety of language changes and clarity across several topics which are applicable to the Company. The amendments in this update may be applied prospectively or retrospectively. Additionally, the Company is permitted to elect the transition method for these updates on an issue-by-issue basis. The new standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company expects the adoption of the standard will not have a material impact on its Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update enhances interim disclosure requirements. The amendments in this update can be applied prospectively or retrospectively. The new standard will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company expects the adoption of the standard will not have a material impact on its Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update establishes guidance for recognition, measurement, and presentation of government grants received by public business entities. The new standard may be applied using a modified prospective approach, modified retrospective approach, or retrospective approach. The new standard will be effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update improves operability of the internal use software guidance by removing prescriptive and sequential software development stages. The amendments in this update can be applied prospectively, through a modified transition approach, or retrospectively. The new standard will be effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company plans to early adopt the standard effective January 1, 2027 and expects the adoption will not have a material impact on its Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update enhances disclosure of an entity's expenses, primarily through additional disaggregation of income statement expenses. The update also requires entities to disclose qualitative descriptions of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in this update can be applied prospectively or retrospectively. The new standard will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of the standard on its Consolidated Financial Statements and related disclosures.
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
(1) Goodwill represented the estimated fair value of the expected synergies from combining Akoya with Quanterix, as well as the value of the acquired workforce. The goodwill was not deductible for income tax purposes. Refer to Note 4 - Goodwill and Intangible Assets for a discussion of the impairment charge recorded in the second quarter of 2026.
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
The Company primarily relied on income-based approaches using Level 3 inputs to determine the fair values. A multi-period excess earnings valuation methodology was used for the developed technology and in-process research and development ("IPR&D"), and a distributor method was used for the customer relationships. These income approaches required the use of estimates including projected revenues and expenses related to the particular asset, obsolescence rates, customer retention rates, discount rates, and certain published or readily available industry benchmark data. In establishing the estimated useful life of each definite-lived intangible asset, the Company relied primarily on the duration of the cash flows utilized in the valuation model.
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
Additionally, as a result of the termination of the Development Agreement, during the first quarter of 2026 the Company recognized one-time income from the Development Agreement's remaining balances which consisted of $14.0 million of non-cash income from the off-market liability and $7.9 million of deferred revenue. These amounts were recorded in other income (expense), net on the Company's Consolidated Statements of Operations as the termination of an acquired, off-market, contract is unusual and infrequent in nature.

Emission, Inc.
On January 8, 2025 (the "Emission Closing Date"), the Company acquired all of the issued and outstanding shares of capital stock of Emission, Inc. ("Emission"), a life sciences manufacturing company based in Georgetown, Texas. Emission produces large-scale, highly-uniform dye-encapsulating magnetic beads designed for low and mid-plex assays and a mid-plex platform that reads these proprietary beads. The transaction was part of the Company's plans to secure the use of Emission’s highly controlled beads in the Company's future products and expansion into a new multi-plex market segment targeting third-party original equipment manufacturer customers. The fair value of the consideration transferred in connection with the acquisition was $16.6 million, which included a $1.0 million holdback that was paid in the first quarter of 2026.
Contingent Payments
The Emission transaction included two contingent payment arrangements providing for potential additional cash payments to the seller subsequent to the Emission Closing Date. An additional $10.0 million was paid in the fourth quarter of 2025 upon completion of certain technical milestones (“Earnout 1”) and, as of September 30, 2026, up to $49.9 million could be payable based on the amount and timing of meeting certain performance targets through December 31, 2029 (“Earnout 2”).
Under ASC 805 - Business Combinations, the Company determined Earnout 1 was compensation expense and was therefore recognized separately from the business combination. In accordance with ASC 710 - Compensation, Earnout 1 was recognized over the period certain technical milestones were completed in 2025. This expense was recorded in research and development and selling, general and administrative expenses on the Consolidated Statements of Operations. During the nine months ended September 30, 2025, the Company recognized expense of $8.1 million. Amounts recognized during the three months ended September 30, 2025 were not material.
The preliminary fair value of Earnout 2 on the Emission Closing Date was $6.6 million, which represented purchase price. During the three and nine months ended September 30, 2026, the Company's payments related to Earnout 2 were not material. Refer to Note 8 - Fair Value of Financial Instruments for discussion on the fair value considerations for Earnout 2.
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
Acquisition Costs
Acquisition costs are recorded in selling, general and administrative in the Consolidated Statements of Operations and were not material for the three and nine months ended September 30, 2026. Acquisition costs for the three and nine months ended September 30, 2025 were $5.2 million and $12.4 million, respectively.
Note 4. Goodwill and Intangible Assets
Goodwill and Impairment
During the second quarter of 2026, the Company completed the integration activities related to its acquisition of Akoya, including the consolidation of operational processes and financial reporting systems. As a result, management concluded that as of June 30, 2026, the consolidated Company constituted a single reporting unit. Further, on June 30, 2026, the Company assessed events and circumstances, including declines in the Company's revenue, and concluded it was more likely than not that the fair value of its single reporting unit was less than its carrying value. As a result, the Company performed a quantitative impairment test. The Company estimated the fair value of its reporting unit using a market valuation approach with Level 1 inputs including the Company's quoted stock price and Level 2 inputs including certain published or readily available industry benchmark data. Based on this quantitative test, the Company determined the carrying value of its reporting unit exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of $26.9 million during the second quarter of 2026.
During the second quarter of 2025, the Company recorded an impairment charge of $6.4 million to its goodwill from the acquisition of Emission.
Changes in the carrying amounts of goodwill were as follows (in thousands):

Total Goodwill
Balance as of January 1, 2025	$—
Acquisition of Emission	6,374
Goodwill impairment	(6,374)
Acquisition of Akoya, including measurement period adjustments	26,376
Balance as of December 31, 2025	26,376
Measurement period adjustments	563
Goodwill impairment	(26,939)
Balance as of September 30, 2026	$—
Intangible Assets, Long-Lived Assets, and Impairment
During the second quarter of 2026, the Company completed the integration of Akoya's operations and reassessed its asset groups. Based on updates to how management deploys and recovers the costs of its assets, the Company determined that the assets acquired in the Akoya acquisition were combined with the legacy Quanterix assets into a single asset group for the purposes of assessing recoverability. There were no other material changes to the Company's asset groups.
Prior to performing its interim goodwill impairment test during the second quarter of 2026, and at September 30, 2026, the Company tested the recoverability of its definite-lived intangible and long-lived assets. The Company utilized an undiscounted cash flow analysis to determine if the cash flows expected to be generated by each of its asset groups over the remaining estimated useful lives of each groups' primary asset were sufficient to recover the carrying value of each asset group. For certain asset groups, the analysis included an estimate of the group's disposal value. Significant assumptions that form the basis of the forecasted results utilized to calculate undiscounted cash flows include projected revenues and expenses and market conditions related to these assets. Collectively, these assumptions and estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that have been deemed reasonable by the Company. Changes in the estimates or assumptions used could materially affect the determination of recoverability. Potential events and circumstances that could have an adverse impact on the Company's estimates and assumptions include, but are not limited to, lower than expected revenue growth, increases in costs, and other macroeconomic factors.
At each interim period tested, the Company concluded that no definite-lived intangible or long-lived assets were impaired. During the first quarter of 2026, the Company recorded an impairment of an indefinite-lived IPR&D intangible asset (refer to Note 3 - Acquisitions).
Should economic conditions deteriorate or remain depressed for a prolonged period of time, estimates of future cash flows for each of the Company’s asset groups may be insufficient to support their carrying value, requiring an impairment. Impairment charges, if any, may be material to the results of operations and financial position.

Acquired intangible assets consisted of the following (in thousands, except useful life and weighted average life):

		As of September 30, 2026
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Developed technology	7.0 - 14.0	$114,150	$(16,081)	$—	$98,069	8.8
Know-how	8.5	13,000	(9,581)	(1,646)	1,773	1.3
Customer relationships	8.5 - 10.0	4,260	(1,689)	(5)	2,566	7.8
Total		$131,410	$(27,351)	$(1,651)	$102,408

		As of December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Cumulative Translation Adjustment	Net Carrying Value	Weighted Average Life Remaining (in years)
Definite-lived intangible assets:
Developed technology	7.0 - 14.0	$114,150	$(7,596)	$—	$106,554	9.6
Know-how	8.5	13,000	(8,445)	(1,470)	3,085	2.0
Customer relationships	8.5 - 10.0	4,260	(1,408)	(4)	2,848	8.5
Total		$131,410	$(17,449)	$(1,474)	$112,487
Indefinite-lived intangible assets:
In-process research and development (1)		$19,300	$—	$—	$19,300
Total intangible assets		$150,710	$(17,449)	$(1,474)	$131,787
(1) Refer to Note 3 - Acquisitions for discussion on the IPR&D impairment during the first quarter of 2026.
The Company recorded amortization expense of $3.3 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded amortization expense of $9.9 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Future estimated amortization expense is as follows (in thousands):

As of September 30, 2026
2026	$3,304
2027	13,111
2028	11,686
2029	11,656
2030	11,656
Thereafter	50,995
Total amortization expense	$102,408
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

Disaggregated Revenue
When disaggregating revenue, the Company considers all of the economic factors that may affect its revenues. The following tables disaggregate the Company’s revenue by geography, based on the location products and services are consumed, and revenue type (in thousands):

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$2,487	$580	$1,337	$4,404	$3,366	$2,131	$1,700	$7,197
Consumable and other products	12,050	6,198	2,541	20,789	10,568	5,980	2,406	18,954
Total	$14,537	$6,778	$3,878	$25,193	$13,934	$8,111	$4,106	$26,151
Service and other revenue:
Research services	$3,026	$1,778	$291	$5,095	$6,996	$926	$121	$8,043
Service-type warranties	2,660	138	94	2,892	1,606	1,039	338	2,983
Other	850	477	45	1,372	1,896	1,001	113	3,010
Total	$6,536	$2,393	$430	$9,359	$10,498	$2,966	$572	$14,036
Collaboration and license revenue:	$422	$—	$—	$422	$46	$—	$—	$46
Total	$422	$—	$—	$422	$46	$—	$—	$46

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	North America	EMEA	Asia Pacific	Total	North America	EMEA	Asia Pacific	Total
Product revenue:
Instruments	$4,403	$3,884	$3,875	$12,162	$4,780	$2,999	$3,999	$11,778
Consumable and other products	35,239	18,938	7,810	61,987	29,376	15,640	6,929	51,945
Total	$39,642	$22,822	$11,685	$74,149	$34,156	$18,639	$10,928	$63,723
Service and other revenue:
Research services	$7,188	$4,241	$858	$12,287	$15,862	$1,359	$445	$17,666
Service-type warranties	9,105	583	549	10,237	4,596	2,836	719	8,151
Other	3,786	2,140	302	6,228	2,678	1,384	92	4,154
Total	$20,079	$6,964	$1,709	$28,752	$23,136	$5,579	$1,256	$29,971
Collaboration and license revenue:	$1,394	$—	$—	$1,394	$1,348	$—	$—	$1,348
Total	$1,394	$—	$—	$1,394	$1,348	$—	$—	$1,348

The following table disaggregates the Company’s revenue by technology type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue:
SIMOA	$14,697	$14,838	$45,635	$52,410
Spatial	10,496	11,313	28,514	11,313
Total product revenue	$25,193	$26,151	$74,149	$63,723

Service and other revenue:
SIMOA	$5,942	$8,149	$18,646	$24,084
Spatial	3,417	5,887	10,106	5,887
Total service and other revenue	$9,359	$14,036	$28,752	$29,971
All of the Company's collaboration and license revenue was generated by SIMOA technology.
For the three and nine months ended September 30, 2026 and 2025, no customer accounted for more than 10% of the Company’s total revenues. As of September 30, 2026 and December 31, 2025, no customer accounted for more than 10% of the Company’s gross accounts receivable.
Contract Assets
There were no contract assets as of September 30, 2026 or December 31, 2025.
Deferred Revenue
During the three months ended September 30, 2026 and 2025, the Company recognized $2.4 million and $2.7 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period. During the nine months ended September 30, 2026 and 2025, the Company recognized $10.9 million and $8.3 million of revenue, respectively, related to its deferred revenue balance at January 1 of each such period.
Additionally, during the first quarter of 2026, the Company recognized $7.9 million of deferred revenue in other income (expense), net as a result of the termination of the Development Agreement (refer to Note 3 - Acquisitions).
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of transaction prices allocated to performance obligations that were not yet satisfied, or were partially satisfied, was $17.1 million. Of this amount, $14.5 million is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. The remaining $2.6 million primarily consists of amounts billed for undelivered services related to initial and extended service-type warranties and research services.
Note 6. Allowance for Credit Losses
The change in the allowance for expected credit losses on accounts receivable is summarized as follows (in thousands):

	2026	2025
Balance as of December 31	$1,353	$1,042
Provision for expected credit losses	1,467	461
Write-offs and recoveries collected	(989)	(901)
Balance as of September 30	$1,831	$602

Note 7. Marketable Securities
All of the Company's marketable securities are classified as available-for-sale. The amortized cost, gross unrealized gains, gross unrealized losses, and fair value of the Company’s marketable securities, by major security type, were as follows (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries	$27,581	$—	$(12)	$27,569
U.S. Government agency bonds	1,450	—	(6)	1,444
Corporate bonds	18,266	—	(48)	18,218
Total marketable securities	$47,297	$—	$(66)	$47,231

Marketable securities are recorded in the following Consolidated Balance Sheets captions:
Cash and cash equivalents				$5,736
Marketable securities				41,495
Total marketable securities				$47,231

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$12,875	$2	$—	$12,877
U.S. Treasuries	29,572	78	—	29,650
U.S. Government agency bonds	13,588	7	(1)	13,594
Corporate bonds	32,279	13	(20)	32,272
Total marketable securities	$88,314	$100	$(21)	$88,393
The following tables present the fair values and gross unrealized losses of the Company’s marketable securities aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		Greater Than 12 Months
As of September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$26,068	$(12)	$—	$—
U.S. Government agency bonds	994	(6)	—	—
Corporate bonds	15,223	(44)	995	(4)
Total	$42,285	$(62)	$995	$(4)

	Less Than 12 Months		Greater Than 12 Months
As of December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency bonds	$450	$—	$3,589	$(1)
Corporate bonds	19,759	(20)	—	—
Total	$20,209	$(20)	$3,589	$(1)
For marketable securities in an unrealized loss position, the Company does not intend to sell them, it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost bases, and the unrealized losses are not credit related. Accordingly, the Company has not recorded impairment losses or a credit loss allowance.
During the three and nine months ended September 30, 2026, the Company did not sell any marketable securities or record any realized gains or losses. During the three and nine months ended September 30, 2025, the Company sold

$13.5 million and $26.2 million, respectively, of marketable securities. Realized gains or losses for the three and nine months ended September 30, 2025 were not material.
The following table summarizes the contractual maturities of the Company’s marketable securities (in thousands):

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$47,297	$47,231	$71,054	$71,141
Due in one to two years	—	—	17,260	17,252
Total	$47,297	$47,231	$88,314	$88,393

Note 8. Fair Value of Financial Instruments
Recurring Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial instruments that are measured at fair value on a recurring basis (in thousands):

As of September 30, 2026	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents:
Money market funds	$10,219	$10,219	$—	$—
U.S. Treasuries	5,736	—	5,736	—
Total cash equivalents	15,955	10,219	5,736	—
Marketable securities:
U.S. Treasuries	21,833	—	21,833	—
U.S. Government agency bonds	1,444	—	1,444	—
Corporate bonds	18,218	—	18,218	—
Total marketable securities	41,495	—	41,495	—
Total financial assets	$57,450	$10,219	$47,231	$—
Financial liabilities:
Contingent liabilities (1)	$3,228	$—	$—	$3,228
Total financial liabilities	$3,228	$—	$—	$3,228

As of December 31, 2025	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets:
Cash equivalents:
Money market funds	$17,219	$17,219	$—	$—
Total cash equivalents	17,219	17,219	—	—
Marketable securities:
Commercial paper	12,877	—	12,877	—
U.S. Treasuries	29,650	—	29,650	—
U.S. Government agency bonds	13,594	—	13,594	—
Corporate bonds	32,272	—	32,272	—
Total marketable securities	88,393	—	88,393	—
Total financial assets	$105,612	$17,219	$88,393	$—
Financial liabilities:
Contingent liabilities (1)	$5,684	$—	$—	$5,684
Total financial liabilities	$5,684	$—	$—	$5,684
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

Level 3 Financial Instruments
The following tables present the changes in the Company's Level 3 financial instruments measured at fair value on a recurring basis:

	Level 3 Liabilities
	Emission (1)	PKI License (2)	Total
Balance as of December 31, 2025	$1,988	$3,696	$5,684
Decrease in fair value	(384)	(1,633)	(2,017)
Payments	(64)	(375)	(439)
Balance as of September 30, 2026	$1,540	$1,688	$3,228

	Level 3 Liabilities
	Emission (1)	PKI License (2)	Total
Balance as of December 31, 2024	$—	$—	$—
Acquisition date fair value	6,612	3,619	10,231
Decrease in fair value	(3,427)	(525)	(3,952)
Balance as of September 30, 2025	$3,185	$3,094	$6,279
(1)Earnout 2 requires additional consideration to be paid to the selling shareholders based on the amount and timing of certain performance targets. Earnout 2 is measured and paid over a five year period ending December 2029.
(2)As part of Akoya's 2018 acquisition of the Quantitative Pathology Solutions division of PerkinElmer, Inc., subsequently known as Revvity, Inc. ("PKI"), Akoya entered into a license agreement with PKI (the "PKI License"). The Company recognizes the assumed contingent liability at fair value in accordance with ASC 805. The PKI License is measured and paid over an eight year period ending March 2033.
Monte-Carlo simulations and discounted cash flow analyses were used to determine the fair values including projected revenue, a risk adjusted discount rate, and revenue volatility. Changes in fair value subsequent to the acquisition date were due to updated valuation inputs and payments made. Increases or decreases in the inputs would have resulted in a higher or lower fair value measurements.
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
Other Fair Value Disclosures
During the three and nine months ended September 30, 2026 and 2025, the Company did not transfer financial assets between levels of the fair value hierarchy. Additionally, there have been no changes to the valuation techniques for Level 2 or Level 3 financial assets or liabilities.
Note 9. Inventory
Inventory, net of inventory reserves, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$9,959	$13,727
Work in process	10,953	11,030
Finished goods	23,909	30,006
Total inventory	$44,821	$54,763

Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued professional services	$711	$2,766
Accrued royalties	1,820	1,784
Accrued tax liabilities	2,434	1,125
Acquisition holdback (1)	—	1,000
Off-market liability (2)	—	6,869
Other accrued expenses	2,894	4,027
Total accrued expenses and other current liabilities	$7,859	$17,571
(1) The holdback associated with the Emission acquisition (refer to Note 3 - Acquisitions) was paid in the first quarter of 2026.
(2) Represented the current portion of an off-market component of the Development Agreement assumed in the acquisition of Akoya. This contract was terminated in the first quarter of 2026. Refer to Note 3 - Acquisitions.

Note 11. Stockholders' Equity
The following tables summarize the changes in equity during the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2025	46,744	$47	$873,637	$(723)	$(577,231)	$295,730
Issuance of common stock under stock plans, net of tax and payments	317	—	(288)	—	—	(288)
Stock-based compensation expense	—	—	4,528	—	—	4,528
Unrealized losses on marketable securities, net of tax	—	—	—	(113)	—	(113)
Foreign currency translation, net of tax	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	(17,541)	(17,541)
Balance at March 31, 2026	47,061	$47	$877,877	$(1,013)	$(594,772)	$282,139
Issuance of common stock under stock plans, net of tax and payments	74	—	(52)	—	—	(52)
Stock-based compensation expense	—	—	4,214	—	—	4,214
Unrealized losses on marketable securities, net of tax	—	—	—	(13)	—	(13)
Foreign currency translation, net of tax	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	(48,934)	(48,934)
Balance at June 30, 2026	47,135	$47	$882,039	$(1,168)	$(643,706)	$237,212
Issuance of common stock under stock plans, net of tax and payments	316	—	138	—	—	138
Stock-based compensation expense	—	—	3,784	—	—	3,784
Unrealized losses on marketable securities, net of tax	—	—	—	(19)	—	(19)
Foreign currency translation, net of tax	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	(21,591)	(21,591)
Balance at September 30, 2026	47,451	$47	$885,961	$(1,361)	$(665,297)	$219,350

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2024	38,544	$39	$803,160	$(3,080)	$(470,081)	$330,038
Issuance of common stock under stock plans, net of tax and payments	228	—	138	—	—	138
Stock-based compensation expense	—	—	5,462	—	—	5,462
Unrealized losses on marketable securities, net of tax	—	—	—	(8)	—	(8)
Foreign currency translation, net of tax	—	—	—	1,267	—	1,267
Net loss	—	—	—	—	(20,504)	(20,504)
Balance at March 31, 2025	38,772	$39	$808,760	$(1,821)	$(490,585)	$316,393
Issuance of common stock under stock plans, net of tax and payments	101	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	5,373	—	—	5,373
Unrealized losses on marketable securities, net of tax	—	—	—	(68)	—	(68)
Foreign currency translation, net of tax	—	—	—	961	—	961
Net loss	—	—	—	—	(30,013)	(30,013)
Balance at June 30, 2025	38,873	$39	$813,945	$(928)	$(520,598)	$292,458
Issuance of common stock under stock plans, net of tax and payments	323	—	114	—	—	114
Common stock issued as consideration in business combinations, net of tax	7,487	8	49,892	—	—	49,900
Stock-based compensation expense	—	—	5,469	—	—	5,469
Unrealized gains on marketable securities, net of tax	—	—	—	55	—	55
Foreign currency translation, net of tax	—	—	—	55	—	55
Net loss	—	—	—	—	(33,517)	(33,517)
Balance at September 30, 2025	46,683	$47	$869,420	$(818)	$(554,115)	$314,534
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

Stock Options and ESPP
During the nine months ended September 30, 2026, stock option grants, exercises, and ESPP activity were not material. Additionally, 2.0 million stock options were cancelled or forfeited, and such options had a weighted average grant date fair value of $15.06 per share.
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
During the nine months ended September 30, 2026, the Company granted 5.8 million RSUs, which had a weighted average grant date fair value of $5.35 per share, and 1.2 million PSUs, which had a weighted average grant date fair value of $5.62 per share. Additionally, 1.3 million RSUs were cancelled or forfeited, and such RSUs had a weighted average grant date fair value of $8.01 per share. PSUs forfeited during the nine months ended September 30, 2026 were not material.
During the nine months ended September 30, 2026, the Company granted 0.8 million PSUs containing market vesting conditions based on the Company's volume weighted share price exceeding pre-set prices over a four year performance period. The Company also granted 0.4 million PSUs containing performance vesting conditions. The number of shares issuable at the end of the one year performance period could be up to 125% of the granted award based on the Company's performance against pre-set objectives.
RSUs and PSUs vested during the nine months ended September 30, 2026 were not material.
Stock-Based Compensation Expense
Stock-based compensation expense was recorded in the following categories on the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of product revenue	$161	$182	$559	$755
Cost of service and other revenue	211	213	642	763
Research and development	490	594	1,766	1,738
Selling, general and administrative	2,922	4,480	9,558	13,047
Total stock-based compensation expense	$3,784	$5,469	$12,525	$16,303
As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested RSUs, PSUs, and stock options was $31.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

Note 13. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(21,591)	$(33,517)	$(88,068)	$(84,033)
Denominator:
Weighted average common shares outstanding, basic and diluted	47,388	46,060	47,173	41,243

Net loss per share, basic and diluted	$(0.46)	$(0.73)	$(1.87)	$(2.04)
As the Company was in a net loss position for all periods, the following table presents the common share equivalents (calculated on a weighted average basis) excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	3,146	5,830	3,697	5,426
RSUs, PSUs, and ESPP purchases	4,426	1,900	4,154	1,794
Total dilutive shares	7,572	7,730	7,851	7,220
Note 14. Income Taxes
The Company’s effective tax rates were (1.4)% and 6.9% for the three months ended September 30, 2026 and 2025, respectively, and (0.3)% and 6.1% for the nine months ended September 30, 2026 and 2025, respectively.
The decrease in the effective tax rate for 2026 compared to 2025 was due to a $5.5 million non-recurring benefit in 2025 related to the release of a portion of the Company's valuation allowance. The benefit was due to taxable temporary differences recorded as part of the acquisitions of Akoya and Emission, which are a source of income to realize certain pre-existing federal and state deferred tax assets.
The income tax provision and effective tax rate are driven primarily by a valuation allowance in the United States, partially offset by income taxes in foreign jurisdictions. The Company maintains a valuation allowance on the majority of its deferred tax assets and has concluded that it is more likely than not that the deferred tax assets will not be utilized.
Note 15. Commitments and Contingencies
Purchase Commitments
The Company’s non-cancellable purchase commitments primarily consist of purchases of raw materials for manufacturing operations, instruments, and third-party technology and services under annual and multi-year agreements, some of which have minimum quantity requirements. As of September 30, 2026, the Company’s total purchase commitments under these agreements was not material.
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

Leases
The undiscounted future lease payments for non-cancelable operating and financing leases were as follows (in thousands):

Maturity of lease liabilities as of September 30, 2026	Operating Leases
2026 (remainder)	$2,475
2027	8,952
2028	8,395
2029	8,570
2030	7,028
Thereafter	695
Total lease payments	36,115
Less: imputed interest	4,753
Total lease liabilities	$31,362
During the nine months ended September 30, 2026, the Company did not enter into any material leases.
Note 16. Related Party Transactions
Due to a change in the composition of its board of directors, the Company no longer has related party relationships with Harvard University or Tufts University. Additionally, as a result of the termination of the Development Agreement on February 25, 2026, the Company no longer has material related-party transactions with the Biopharma Customer.
Note 17. Restructuring Costs
In May and July 2025, the Company announced actions to reduce operating costs, preserve cash, and, specific to the July action, realize anticipated synergies and other benefits of the Akoya acquisition. These actions included reductions in force and elimination of duplicate corporate positions and were substantially completed in 2025.
During the three and nine months ended September 30, 2025, the Company incurred expenses of $6.3 million and $7.6 million related to the reduction in force, substantially all of which was cash payments in 2025 for severance and related benefits. These expenses were recorded in impairment and restructuring on the Consolidated Statements of Operations.
Restructuring activities during the nine months ended September 30, 2026 were not material.
Note 18. Segment Reporting
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker ("CODM") in deciding how to allocate resources and assess performance. The Company’s CODM is the chief executive officer.
The Company continues to operate as one reportable segment as of September 30, 2026. This operating segment is focused on the development and commercialization of comprehensive biomarker solutions that identify signatures in blood and tissue to provide insights to providers, patients, and research organizations.
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

The following table presents the reconciliation of significant segment information reviewed by the CODM to consolidated net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues (1)	$34,974	$40,233	$104,295	$95,042

Less:
Costs of goods sold and services	21,474	24,332	62,555	54,302
Certain operating expenses (2)	35,826	46,052	108,091	126,687
Other segment items (3)	(735)	3,366	21,717	(1,914)
Consolidated net loss	$(21,591)	$(33,517)	$(88,068)	$(84,033)
(1)Revenue generated from contracts outside of ASC 606 was not material for the three and nine months ended September 30, 2026 and 2025.
(2)Consists of research and development and selling, general and administrative expenses from the Consolidated Statements of Operations.
(3)Other segment items represent discrete events, non-recurring transactions, or insignificant items that are not used by the CODM to evaluate the Company’s performance or allocate resources, and include:
a.Impairment and restructuring costs – impairment charges for IPR&D, goodwill, and other long-lived assets, costs associated with approved restructuring plans, including employee separation costs and any associated costs related to implementing a restructuring plan and vacant leased facilities;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in the section titled “Part I. Item 1. Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2026. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers. In addition to historical information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or experience may differ materially from those discussed below due to various important factors, risks, and uncertainties, including, but not limited to, those set forth in the sections titled “Part II, Item 1A. Risk Factors” and “Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q or in the section titled “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K. Unless the context otherwise requires, the terms “Quanterix,” the “Company,” “we,” “it,” “us,” and,” “our,” in this Quarterly Report on Form 10-Q refer to Quanterix Corporation and its consolidated subsidiaries.
Overview
We are a life sciences company transforming healthcare innovation by accelerating biomarker breakthroughs from discovery to diagnostics using our ultra-sensitive translational research and spatial biology instruments, consumables, and services. We continue to invest in pushing a paradigm shift in healthcare from an emphasis on later-stage treatment to a focus on earlier detection, monitoring, prognosis, and, ultimately, prevention. Our combined platforms have achieved significant commercial adoption with an installed base of over 2,600 instruments and scientific validation with citations in more than 7,100 scientific publications in areas of high unmet medical need and research interest such as neurology, oncology, immunology, and inflammation.
Our proprietary digital "SIMOA" detection technology enables customers to reliably detect protein biomarkers at ultra-low concentrations in blood, serum, and other fluids that, in many cases, are undetectable using conventional, analog immunoassay technologies. Multi-plexing biomarker analysis in tissue samples with our spatial biology platforms enables scientists to understand the localized interactions occurring on the cellular level. We believe the combination of our SIMOA and spatial technologies will enable scientists to drive diagnostic innovation in the evolving healthcare landscape with data across the tissue to fluid continuum. Currently, the ability of our SIMOA platforms to detect proteins in the femtomolar range is enabling the development of novel therapies and diagnostics and has the potential to identify early-stage disease markers before symptoms appear.
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
We have an extensive base of worldwide customers including research laboratories, contract research organizations, academic institutions, and bio-pharmaceutical companies. We sell our instruments, consumables, and services through direct field sales and support organizations in North America and Europe, and through our own sales force and distributors in countries throughout Europe, Asia Pacific, Africa, Latin America, and the Middle East.
Our total revenues were $35.0 million and $104.3 million for the three and nine months ended September 30, 2026, respectively, and $40.2 million and $95.0 million for the three and nine months ended September 30, 2025, respectively. Since our inception, we have incurred annual net losses, including net losses of $21.6 million and $88.1 million for the three and nine months ended September 30, 2026, respectively, and $33.5 million and $84.0 million for the three and nine months ended September 30, 2025, respectively.
We expect operating losses to continue into 2027 as we incur costs related to the following:
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
Recent Business Developments
Business Strategy Update
Following the appointment of our new President and Chief Executive Officer in January 2026, we undertook a comprehensive review of the Company’s commercial and product strategy. Upon completion of the review, in May 2026 and August 2026 we announced several significant changes intended to accelerate revenue growth in our research tools business and to further advance our position in the Alzheimer’s disease diagnostics market.
To improve our commercial effectiveness, we hired a new Chief Commercial Officer who has extensive life sciences and diagnostics business experience. Under this new leadership, we reorganized our commercial organization to product-based selling, added experienced sales leadership within our Accelerator business, and are continuing to improve lead conversion efforts. These investments are intended to strengthen sales execution and competitive positioning and deepen our pharmaceutical partnerships. We also increased our strategic focus on Alzheimer’s diagnostics by hiring an experienced Senior Vice President, General Manager Diagnostics to oversee our diagnostics business.
To help fund these investments, we streamlined our product roadmap and commenced upgrading our HD‑X platform with the intent to pursue FDA in vitro diagnostics ("IVD") status in 2027.
We believe these initiatives began to positively impact our revenues in the third quarter of 2026 and we expect this trend to increase into 2027. We further believe these changes, supported by sustained investment in our SIMOA blood-based and spatial biology tissue-based platforms, will enable us to defend and extend our leadership in the early-stage research and translational markets, which remain foundational to the organization.
Instrument and Assay Approvals by National Medical Products Administration in China
In October 2026, our development and commercialization partner in China, Innovita Biological Technology Co., Ltd., received regulatory approval by the National Medical Products Administration in China for our HD-X and SR-X instruments, as well as our testing kits for four biomarkers relevant to neurological disease: p-Tau 217, GFAP, p-Tau 181 and NfL.

These approvals establish a broader SIMOA-powered neurology biomarker portfolio in China and represent an important step toward expanding access to blood-based biomarker testing into clinical practice within the country.
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
Beginning July 1, 2026, members covered under Anthem Blue Cross and Blue Shield medical policies can receive coverage for qualifying blood-based biomarker testing, including LucentAD Complete, when medical necessity criteria are met. On November 1, 2026, the Florida Agency for Health Care Administration published its Medicaid laboratory fee schedule with pricing for LucentAD Complete, which can provide coverage of our test for traditional Medicaid members and state employees in Florida.
Additionally, during 2026, multiple clinical utility and implementation studies evaluating LucentAD Complete across the Alzheimer's disease diagnostic pathway were completed, including primary care and specialty neurology settings. Results from these studies were presented at the Alzheimer's Association International Conference and are being prepared for peer-reviewed publication.
We believe these reimbursement and clinical milestones support broader adoption of LucentAD Complete and facilitate additional clinical adoption and commercial and government payer coverage over time.
Acquisitions
Refer to Note 3 - Acquisitions in the Notes to Consolidated Financial Statements for information on our acquisitions of Emission and Akoya, which occurred in 2025.
Goodwill Impairment
Due to declines in our revenue during the second quarter of 2026, we concluded that it was more likely than not that the fair value of our single reporting unit was less than its carrying amount. As a result, we performed a quantitative impairment test as of June 30, 2026 and recorded a goodwill impairment charge of $26.9 million.
Termination of Diagnostic Development Agreement
As part of the acquisition of Akoya, we assumed a diagnostics development agreement (the "Development Agreement") with a biopharmaceutical customer. On February 25, 2026, the Development Agreement was terminated by mutual agreement of the parties. As a result of the termination, during the three months ended March 31, 2026, we recorded an impairment charge of $19.3 million for the related in-process research and development ("IPR&D") intangible asset. Additionally, we recognized one-time income which included $14.0 million of non-cash income from the contract's related off-market liability and $7.9 million of deferred revenue. These amounts were recorded in other income, net on our Consolidated Statements of Operations, as the termination of an acquired, off-market contract is unusual and infrequent in nature.

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
The accompanying Consolidated Statements of Operations and this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the effect of the change in accounting principle, which includes a reclassification of $1.3 million and $4.2 million from selling, general and administrative to cost of product revenue during the three and nine months ended September 30, 2025, respectively. The change in accounting principle had no impact on revenues, loss from operations, net loss, or net loss per share and did not affect the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity.
Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,				Increase (Decrease)
	2026	% of Revenue	2025	% of Revenue	Amount	%
Revenues:
Product revenue	$25,193	72%	$26,151	65%	$(958)	(4)%
Service and other revenue	9,359	27%	14,036	35%	(4,677)	(33)%
Collaboration and license revenue	422	1%	46	—%	376	817%
Total revenues	34,974	100%	40,233	100%	(5,259)	(13)%
Costs of goods sold and services:
Cost of product revenue	15,447	44%	16,684	41%	(1,237)	(7)%
Cost of service and other revenue	6,027	17%	7,648	19%	(1,621)	(21)%
Total costs of goods sold and services	21,474	61%	24,332	60%	(2,858)	(12)%
Gross profit	13,500	39%	15,901	40%	(2,401)	(15)%
Operating expenses:
Research and development	7,372	21%	8,009	20%	(637)	(8)%
Selling, general and administrative	28,453	81%	38,043	95%	(9,590)	(25)%
Impairment and restructuring costs	171	—%	7,174	18%	(7,003)	(98)%
Total operating expenses	35,996	102%	53,226	133%	(17,230)	(32)%
Loss from operations	(22,496)	(63)%	(37,325)	(93)%	14,829	(40)%
Other income (expense), net:
Interest income	663	2%	1,448	4%	(785)	(54)%
Change in fair value of contingent liabilities	595	2%	58	—%	537	926%
Other income (expense), net	(65)	—%	(178)	—%	113	(63)%
Loss before income taxes	(21,303)	(59)%	(35,997)	(89)%	14,694	(41)%
Income tax benefit (expense)	(288)	(1)%	2,480	6%	(2,768)	(112)%
Net loss	$(21,591)	(60)%	$(33,517)	(83)%	$11,926	(36)%

Revenues
Total revenues decreased $5.3 million, or 13%, to $35.0 million for the three months ended September 30, 2026, compared to $40.2 million for the three months ended September 30, 2025.
Product revenue decreased $1.0 million, or 4%, to $25.2 million for the three months ended September 30, 2026, compared to $26.2 million for the three months ended September 30, 2025.
Instrument revenues were $4.4 million, a decrease of $2.8 million or 39% from $7.2 million, primarily due to weaker instrument demand from customers in both our academic and pharmaceutical end markets. We expect softness in instrument sales to continue into 2027 as a result of what we believe is a constrained capital funding environment.
Consumables and other product revenues were $20.8 million, an increase of $1.8 million or 10% from $19.0 million, primarily due to demand from pharmaceutical customers. We believe research grant funding has not returned to previous levels, which may affect the pace of recovery in our consumables revenues.
Service and other revenue decreased $4.7 million, or 33%, to $9.4 million, for the three months ended September 30, 2026, compared to $14.0 million for the three months ended September 30, 2025. This decrease was primarily due to lower volumes of sample testing and assay development services in our Accelerator Laboratory driven by reduced pipeline development. We continue to see strong opportunities in the market and believe the strategic changes we made to our commercial organization will drive an increase in Accelerator Laboratory revenue into 2027.
Cost of Goods Sold and Services
Total cost of goods sold and services decreased $2.9 million, or 12%, to $21.5 million for the three months ended September 30, 2026, compared to $24.3 million for the three months ended September 30, 2025.
Cost of product revenue decreased $1.2 million, or 7%, to $15.4 million for the three months ended September 30, 2026, compared to $16.7 million for the three months ended September 30, 2025. This decrease was primarily due to reductions in headcount and related compensation and benefit costs from the 2025 restructurings and an overall decrease in product revenue.
Cost of service and other revenue decreased $1.6 million, or 21%, to $6.0 million for the three months ended September 30, 2026, compared to $7.6 million for the three months ended September 30, 2025. This decrease was primarily due to lower headcount and related compensation and benefit costs from the 2025 restructurings and an overall decline in service revenue.
Research and Development
Research and development expense decreased $0.6 million, or 8%, to $7.4 million for the three months ended September 30, 2026, compared to $8.0 million for the three months ended September 30, 2025. The decrease was primarily due to lower headcount and related compensation and benefit costs from the 2025 restructurings and was partially offset by an increase in outside services related to planned HD-X instrument upgrades.
We believe that our continued investment in research and development is essential to our long-term competitive position and we expect to maintain research and development expense at a more consistent level period to period in the future.
Selling, General and Administrative
Selling, general and administrative expense decreased $9.6 million, or 25%, to $28.5 million for the three months ended September 30, 2026, compared to $38.0 million for the three months ended September 30, 2025. The decrease was primarily due to non-recurring due diligence and other acquisition costs related to the acquisition of Akoya in 2025 and a reduction in facilities expenses.
We do not expect selling, general and administrative expenses in future periods to change at the same rate as total revenue or research and development expenses.

Impairment and Restructuring Costs
Impairment and restructuring costs decreased $7.0 million, or 98%, to $0.2 million for the three months ended September 30, 2026. During the three months ended September 30, 2025, we recorded impairment and restructuring costs of $7.2 million relating to severance and related benefit expenses from the 2025 restructuring and impairment of a leased facility acquired in the Akoya acquisition that we are not using. No such costs were recorded in the three months ended September 30, 2026.
Interest Income
Interest income decreased $0.8 million, or 54%, to $0.7 million during the three months ended September 30, 2026, compared to $1.4 million for the three months ended September 30, 2025. The decrease was due to a lower balance of cash, cash equivalents, and marketable securities.
Change in Fair Value of Contingent Liabilities
The change in fair value of contingent liabilities was income of $0.6 million for the three months ended September 30, 2026 as compared to income of $0.1 million for the three months ended September 30, 2025. The change was driven by the updates to the valuation inputs. The contingent arrangements relate to the acquisition of Emission and the assumption of Akoya's contingent liability from its acquisition of the Quantitative Pathology Solutions division of PerkinElmer, Inc. in 2018.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025:
The following table sets forth select Consolidated Statements of Operations data, and such data as a percentage of total revenues (in thousands, except percentages):

	Nine Months Ended September 30,				Increase (Decrease)
	2026	% of Revenue	2025	% of Revenue	Amount	%
Revenues:
Product revenue	$74,149	71%	$63,723	67%	$10,426	16%
Service and other revenue	28,752	28%	29,971	32%	(1,219)	(4)%
Collaboration and license revenue	1,394	1%	1,348	1%	46	3%
Total revenues	104,295	100%	95,042	100%	9,253	10%
Costs of goods sold and services:
Cost of product revenue	45,208	43%	38,619	41%	6,589	17%
Cost of service and other revenue	17,347	17%	15,683	17%	1,664	11%
Total costs of goods sold and services	62,555	60%	54,302	57%	8,253	15%
Gross profit	41,740	40%	40,740	43%	1,000	2%
Operating expenses:
Research and development	22,516	22%	27,126	29%	(4,610)	(17)%
Selling, general and administrative	85,575	82%	99,561	105%	(13,986)	(14)%
Impairment and restructuring costs	46,940	45%	14,844	37%	32,096	216%
Total operating expenses	155,031	149%	141,531	171%	13,500	10%
Loss from operations	(113,291)	(109)%	(100,791)	(128)%	(12,500)	12%
Other income (expense), net:
Interest income	2,316	2%	7,408	8%	(5,092)	(69)%
Change in fair value of contingent liabilities	2,017	2%	3,952	4%	(1,935)	(49)%
Other income (expense), net	21,117	20%	(68)	—%	21,185	(31,154)%
Loss before income taxes	(87,841)	(85)%	(89,499)	(116)%	3,593	(4)%
Income tax benefit (expense)	(227)	—%	5,466	6%	(5,693)	(104)%
Net loss	$(88,068)	(85)%	$(84,033)	(110)%	$(2,100)	2%
Revenues
Total revenues increased $9.3 million, or 10%, to $104.3 million for the nine months ended September 30, 2026, compared to $95.0 million for the nine months ended September 30, 2025.
Product revenue increased $10.4 million, or 16%, to $74.1 million for the nine months ended September 30, 2026, compared to $63.7 million for the nine months ended September 30, 2025.
Instrument revenues were $12.2 million, an increase of $0.4 million or 3% from $11.8 million, primarily due to the acquisition of Akoya in the third quarter of 2025, which added $4.7 million during the first half of 2026. This increase was partially offset by a decrease in product revenues primarily due to weaker instrument demand from customers in both our academic and pharmaceutical end markets.
Consumables and other product revenues were $62.0 million, an increase of $10.0 million or 19% from $51.9 million, primarily due to the acquisition of Akoya the third quarter of 2025, which added $13.3 million during the first half of 2026 and and was partially offset by reduced demand from academic customers.

Service and other revenue decreased $1.2 million, or 4%, to $28.8 million, for the nine months ended September 30, 2026, compared to $30.0 million for the nine months ended September 30, 2025. The decrease was due to lower volumes of sample testing and assay development services in our Accelerator Laboratory driven by reduced pipeline development. These decreases were partially offset by the acquisition of Akoya in the third quarter of 2025, which added $6.7 million of service and other revenue in the first half of 2026.
Cost of Goods Sold and Services
Total cost of goods sold and services increased $8.3 million, or 15%, to $62.6 million for the nine months ended September 30, 2026, compared to $54.3 million for the nine months ended September 30, 2025.
Cost of product revenue increased $6.6 million, or 17%, to $45.2 million for the nine months ended September 30, 2026, compared to $38.6 million for the nine months ended September 30, 2025. This increase was primarily due to the acquisition of Akoya in the third quarter of 2025, which added $10.3 million to cost of product revenue in the first half of 2026 and an increase in amortization expense related to acquired intangible assets. These increases were partially offset by lower headcount and related compensation and benefit costs from the 2025 restructurings and an overall decline in product revenue.
Cost of service and other revenue increased $1.7 million, or 11%, to $17.3 million for the nine months ended September 30, 2026, compared to $15.7 million for the nine months ended September 30, 2025. This increase was primarily due to the acquisition of Akoya in the third quarter of 2025, which added $2.3 million to to cost of service and other revenue in the first half of 2026 and was partially offset by an overall decline in service revenue.
Research and Development
Research and development expense decreased $4.6 million, or 17%, to $22.5 million for the nine months ended September 30, 2026, compared to $27.1 million for the nine months ended September 30, 2025. The decrease was primarily due to a non-recurring contingent payment arrangement in 2025 associated with the acquisition of Emission and a decrease in headcount and related compensation and benefit costs from the 2025 restructurings. These decreases were partially offset by an increase in outside services related to planned HD-X instrument upgrades and the acquisition of Akoya.
Selling, General and Administrative
Selling, general and administrative expense decreased $14.0 million, or 14%, to $85.6 million for the nine months ended September 30, 2026, compared to $99.6 million for the nine months ended September 30, 2025. The decrease was primarily due to non-recurring due diligence and other acquisition costs related to the acquisitions of Emission and Akoya in 2025, a non-recurring contingent payment arrangement in 2025 associated with the acquisition of Emission, and a decrease in facilities expenses. These decreases were partially offset by increases in headcount and related compensation and benefits costs due to the strategic changes discussed in the section titled "Business Strategy Updates" and professional services and technology integration costs.
Impairment and Restructuring Costs
During the nine months ended September 30, 2026, we recorded impairment and restructuring costs of $46.9 million primarily related to impairments of the remaining goodwill from the acquisition of Akoya and an IPR&D intangible asset. During the nine months ended September 30, 2025, we recorded $14.8 million of impairment and restructuring costs related to impairment of the remaining goodwill from the acquisition of Emission, impairment of a leased facility acquired in the Akoya acquisition that we no longer used, and severance and related benefit expenses from the 2025 restructurings.
Interest Income
Interest income decreased $5.1 million, or 69%, to $2.3 million for the nine months ended September 30, 2026, compared to $7.4 million for the nine months ended September 30, 2025. The decrease in fair value was primarily due to a lower balance of cash, cash equivalents, and marketable securities.

Change in Fair Value of Contingent Liabilities
The change in fair value of contingent liabilities was income of $2.0 million for the nine months ended September 30, 2026, compared to income of $4.0 million for the nine months ended September 30, 2025. The change was driven by updates to the valuation inputs.
Other Income (Expense), Net
Other income (expense), net increased $21.2 million for the nine months ended September 30, 2026. As a result of the termination of the Development Agreement in the first quarter of 2026, we recognized $14.0 million of non-cash income from the contract's off-market liability and $7.9 million of deferred revenue. This termination of an acquired, off-market contract is unusual and infrequent in nature.
Income Tax Benefit (Expense)
Income tax expense was $0.2 million for the nine months ended September 30, 2026, compared to an income tax benefit of $5.5 million for the nine months ended September 30, 2025. The change was primarily due to the release of a portion of our valuation allowance on deferred tax assets in 2025 due to temporary tax differences related to the acquisitions of Akoya and Emission.
Liquidity and Capital Resources
Our principal sources of liquidity are cash, cash equivalents, marketable securities, and funds generated from sales of our products and services. As of September 30, 2026, we had $35.9 million of cash and cash equivalents and $41.5 million of marketable securities. Historically we have also financed our operations through equity offerings and borrowings from credit facilities. Our liquidity requirements have consisted, and we expect that they will continue to consist, of sales and marketing expenses, research and development expenses, working capital, general corporate expenses, and contingent payments related to our prior acquisition activity.
We believe our cash, cash equivalents, and marketable securities, along with funds generated from sales of our products and services, will be sufficient to meet our anticipated operating cash requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including, but not limited to, our pace of growth, enhancements to or introductions of new instruments, assays, and services, including Lucent Diagnostics, advancing access to our diagnostic tests, market acceptance of our products and services, regulatory requirements, regulatory approval of our products or services, and the effects of competition, technological developments, and broader market and economic trends.
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

Cash Flows
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(39,428)	$(60,792)
Net cash provided by investing activities	46,828	41,792
Net cash used in financing activities	(1,245)	(186)
Net increase in cash, cash equivalents, and restricted cash	$6,155	$(19,186)
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
Net cash used in operating activities was $39.4 million and $60.8 million for the nine months ended September 30, 2026 and 2025, respectively. The $21.4 million increase in net cash used in operations was primarily due to an increase in net loss and adjustments for non-cash items, including a $39.5 million increase of impairment charges for goodwill and an IPR&D intangible asset, partially offset by the one-time recognition of $14.0 million of non-cash income related to the termination of the Development Agreement, and an increase in depreciation and amortization expense primarily related to the intangible assets acquired in the acquisition of Akoya. The overall change in net cash used in operations was also driven by changes in working capital items, primarily the recognition of $7.9 million of deferred revenue associated with the termination of the Development Agreement and an increase in accounts receivable from both the acquisition of Akoya and stronger demand at the end of the third quarter of 2026.
Investing Activities
Our primary investing activities have consisted of purchases, sales, and maturities of marketable securities, funds to acquire companies, and capital expenditures for the purchase of property and equipment to support our infrastructure.
Net cash provided by investing activities was $46.8 million during the nine months ended September 30, 2026, which consisted primarily of $63.8 million of proceeds from sales and maturities of marketable securities and $16.7 million of purchases of marketable securities.
Net cash provided by investing activities was $41.8 million during the nine months ended September 30, 2025, which consisted of $183.4 million of proceeds from sales and maturities of marketable securities, $93.2 million of cash paid for the acquisition of Emission, $45.7 million for the purchase of marketable securities, and $2.7 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $1.2 million during the nine months ended September 30, 2026, compared to $0.2 million during the nine months ended September 30, 2025. The cash used in 2026 was primarily related to payments made for the holdback liability from the acquisition of Emission and achievement of certain performance targets on contingent payment arrangements from our acquisitions.
Future Cash Obligations
As of September 30, 2026, there have been no material changes to our contractual obligations and commitments from those described in the section titled "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2025 Form 10-K.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2026, there have been no material changes to the market risk information from those described in the section titled "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in our 2025 Form 10-K.
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
Based on the evaluation described above, our principal executive officer and principal financial officer concluded that as of September 30, 2026 our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the second quarter of 2026, we completed the integration of Akoya's related business processes and systems into our overall internal controls over financial reporting. We will include Akoya in our annual internal control assessment beginning with our Annual Report on Form 10-K for the year ending December 31, 2026.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings and threats of litigation consisting of intellectual property, contractual, employment, and other matters. While the outcome of any such actions or proceedings cannot be predicted with certainty, as of September 30, 2026, we were not party to any legal proceedings, the outcome of which would be expected to have a material adverse effect on our financial condition or results of operations. Regardless of any outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Amended and Restated Certificate of Incorporation.		8-K	10/02/2025	001-38319

3.2	Restated Bylaws.		8-K	10/02/2025	001-38319

10.1+	Amended and Restated Quanterix Corporation Non-Employee Director Compensation Policy		10-Q	05/06/2026	001-38319

10.2+	Amended and Restated 2025 Inducement Plan.		S-8	09/11/2026	333-298863

18.1	Preferability Letter of KPMG LLP Regarding Change in Accounting Principle		10-Q	05/06/2026	001-38319

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

QUANTERIX CORPORATION

Dated: November 9, 2026	By:	/s/ Everett Cunningham
Everett Cunningham
President and Chief Executive Officer
(principal executive officer)

Dated: November 9, 2026	By:	/s/ Jason Faessler
Jason Faessler
Chief Financial Officer
(principal financial officer and principal accounting officer)